Form 10-Q
period 1996-09-30
MEMBERWORKS INC
filed 1996-11-14
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 COMMISSION FILE NO. 0-21527



                            MEMBERWORKS INCORPORATED
             (Exact name of registrant as specified in its charter)




                               DELAWARE 06-1276882
          (State of Incorporation) (I.R.S. Employer Identification No.)

680 WASHINGTON BLVD.; SUITE 1100; STAMFORD, CONNECTICUT          06901
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (203) 324-7635

INDICATE BY CHECKMARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES         NO  X
   -----      -----

THE NUMBER OF SHARES OUTSTANDING OF EACH THE REGISTRANT'S CLASSES OF CAPITAL
STOCK: 14,550,177 SHARES OF COMMON STOCK, $0.01 PAR VALUE AS OF OCTOBER 31,
1996.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


                                                                         PAGE
PART I.           FINANCIAL INFORMATION
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of  September 30, 1996
         and June 30, 1996.                                               3

Condensed Consolidated Statements of Operations for the three
         month period ended September 30, 1996 and 1995.                  4

Condensed Consolidated Statements of Cash Flows for the three
         month period ended September 30, 1996 and 1995.                  5

Notes to Condensed Consolidated Financial Statements.                   6 - 7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                           8 - 9

         Certain Factors That May Affect Future Results                   9


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                               11

Item 2.  Changes in Securities                                           11

Item 4.  Submission of Matters to a Vote of Security Holders             11

Item 6.  Exhibits and Reports on Form 8-K                                11

                            MEMBERWORKS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                             Pro Forma at
                                                                                June 30,     September 30,   September 30,
                                                                                  1996           1996           1996
                                                                                  ----           ----           ----
                                                                                              (Unaudited)   (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                   $  4,312        $  3,460        $ 38,925
   Accounts receivable                                                            6,439           4,398           4,398
   Prepaid membership materials                                                   1,065           1,234           1,234
   Prepaid expenses                                                                 204             670             116
   Membership solicitation and other deferred costs                              25,686          26,981          26,981
                                                                               --------        --------        --------
                   Total current assets                                          37,706          36,743          71,654
Fixed assets, net                                                                 3,261           4,443           4,443
Other assets                                                                        960             989             989
                                                                               --------        --------        --------
                                                                               $ 41,927        $ 42,175        $ 77,086
                                                                               ========        ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                               $    675        $    665        $    665
   Current maturities of capital lease obligations                                  316             478             478
   Accounts payable                                                              10,433           7,261           7,261
   Accrued liabilities                                                           14,631          15,850          16,734
   Deferred membership fees                                                      30,628          33,868          33,868
                                                                               --------        --------        --------
                     Total current liabilities                                   56,683          58,122          59,006
Long-term capital lease obligations                                                 456             862             862
Notes payable                                                                       633             547             547
                                                                               --------        --------        --------
                     Total liabilities                                           57,772          59,531          60,415
Redeemable preferred stock                                                       20,487          20,889            __
                                                                               --------        --------        --------
   Total liabilities and redeemable preferred stock                              78,259          80,420          60,415
                                                                               --------        --------        --------
Stockholders' equity:
   ClassA common stock, $0.01 par value -- 8,000,000 shares authorized;
        5,598,870 shares issued and
        outstanding; Pro forma: no shares issued and outstanding                     56              56            __
   Common stock, $.01 par value -- 32,000,000
        shares authorized; 258,235 shares issued and
        outstanding; Pro forma: 14,724,007 shares issued and outstanding              3               3             147
   Capital in excess of par value                                                 3,602           3,602          58,888
   Deferred compensation                                                         (1,400)         (1,313)         (1,313)
   Accumulated deficit                                                          (38,320)        (40,320)        (40,778)
   Treasury stock, 173,830 shares at cost                                          (273)           (273)           (273)
                                                                               --------        --------        --------
                        Total stockholders' equity (deficit)                    (36,332)        (38,245)         16,671
                                                                               --------        --------        --------
                                                                               $ 41,927        $ 42,175        $ 77,086
                                                                               ========        ========        ========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        Three months ended September 30,
                     (In thousands, except per share data)

                                                    1996          1995
                                                    ----          ----
Revenues
   Membership fees                               $  17,196     $  12,679

Expenses
   Operating                                         3,777         2,488
   Marketing                                        11,224         9,127
   General and Administrative                        3,801         2,060
   Interest (income) expense, net                       (8)          300
                                                 ---------     ---------
Total expenses                                      18,794        13,975
                                                 ---------     ---------
Loss before income taxes                            (1,598)       (1,296)

Provision for income taxes                               -             -
                                                 ---------     ---------
Net loss                                         $  (1,598)    $  (1,296)
                                                 =========     =========
Pro forma net loss per share                     $   (0.13)    $   (0.11)
                                                 =========     =========
Pro forma weighted average common and common        12,741        12,741
  equivalent shares outstanding                  =========     =========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                              Three months ended September 30,
                                                                              --------------------------------
                                                                                   1996             1995
                                                                                   ----             ----
OPERATING ACTIVITIES
   Net loss                                                                      $ (1,598)       $ (1,296)
   Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
          Membership solicitation and other deferred costs                        (14,166)        (11,238)
          Amortization of membership solicitation and other deferred costs         12,870          10,434
          Deferred membership fees                                                  3,240             989
          Depreciation and amortization                                               258             191
          Other                                                                        87             417

Change in assets and liabilities affecting operating cash flows:
   Accounts receivable                                                              3,358             453
   Prepaid membership materials                                                      (169)           (174)
   Prepaid expenses                                                                  (466)              9
   Other assets                                                                       (67)            (32)
   Accounts payable                                                                (3,172)             64
   Accrued liabilities                                                                (98)           (588)
                                                                                ---------        --------
Net cash provided by (used in) operating activities                                    77            (771)
                                                                                ---------        --------
INVESTING ACTIVITIES
   Acquisition of fixed assets                                                       (755)           (239)
                                                                                ---------        --------
Net cash used in investing activities                                                (755)           (239)
                                                                                ---------        --------

FINANCING ACTIVITIES
   Payments of notes payable                                                          (96)         (6,894)
   Payments of capital lease obligations                                              (78)            (37)
   Proceeds from issuance of preferred stock                                            -          12,887
   Redemption of preferred stock                                                        -          (4,000)
   Preferred stock dividends                                                            -            (402)
                                                                                ---------        --------
Net cash (used in) provided by financing activities                                  (174)          1,554
                                                                                ---------        --------
Net (decrease) increase in cash and cash equivalents                                 (852)            544
Cash and cash equivalents at beginning of period                                    4,312           5,323
                                                                                ---------        --------
Cash and cash equivalents at end of period                                      $   3,460        $  5,867
                                                                                =========        ========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 with respect to the fiscal year ended June 30, 1996.

NOTE 2 - EARNINGS PER SHARE

Pro forma earnings per share is determined by dividing net loss, after adding back preferred stock dividends paid when applicable, by the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents include stock options, warrants and preferred stock which were converted into common stock upon the closing of the initial public offering of the Company's Common Stock. Refer to Note 5 - Subsequent Events.

The weighted average number of shares has been adjusted to reflect as outstanding all common stock and common stock equivalents issued during the twelve month period preceding the initial public offering of the Company's Common Stock using the treasury stock method, as well as the number of shares which would be necessary in order to redeem the Series E and F preferred stock.

NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

The allowance for membership cancellations set forth in the accompanying condensed consolidated balance sheets as of June 30, 1996 and September 30, 1996 were $10,117,000 and $10,812,000, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the quarter ended September 30, 1996 were as follows:


                               Class A Common Stock    Common Stock     Capital in
                               --------------------  ----------------   Excess of    Accumulated     Deferred    Treasury
                                  Shares     Amount  Shares    Amount   Par Value      Deficit     Compensation   Stock    Total
                               ----------------------------------------------------------------------------------------------------
Balance - June 30, 1996          5,598,870    $56    258,235    $3       $3,602        $(38,320)     $(1,400)     $(273)  $(36,332)
Preferred Stock:
  Accretion of discount                                                                     (51)                               (51)
  Accretion to redemption value                                                            (310)                              (310)
  Accumulated dividends                                                                     (41)                               (41)
Deferred compensation                                                                                     87                    87
Net Loss                                                                                 (1,598)                            (1,598)
                               ----------------------------------------------------------------------------------------------------
                                 5,598,870    $56    258,235    $3       $3,602        $(40,320)     $(1,313)     $(273)  $(38,245)
                               ====================================================================================================

On August 15, 1996, the Company amended its certificate of incorporation to increase the authorized number of shares of capital stock to 41,000,000. A total of 32,000,000 shares were designated as Common Stock, par value $0.01, 8,000,000 shares were designated as Class A common stock, par value $0.01 and 1,000,000 shares were designated as Preferred Stock, par value $0.01.

On August 13, 1996, the Board of Directors authorized the automatic reclassification and conversion of Class A Common Stock into Common Stock upon the closing of the Company's initial public offering and the elimination of Class A common stock.

On August 13, 1996, the Board of Directors authorized the automatic reclassification and conversion of Class B common stock into Common Stock.

On September 11, 1996, the Board of Directors approved a 7.2 for 1 stock split of the Company's common stock which became effective on September 25, 1996.


NOTE 5 - SUBSEQUENT EVENTS

Effective October 18, 1996, the Company sold 2,400,000 shares of its Common Stock at $17.00 per share in an initial public offering. Net proceeds of the offering, after deducting underwriting discounts and commissions and estimated offering expenses, aggregated approximately $36,500,000. Approximately $2,500,000 of the proceeds of the offering were used to redeem all outstanding shares of Series E and Series F Preferred Stock. The remaining $34,000,000 was retained for general corporate purposes including acquisition of new members, program development, capital expenditures and working capital.

Concurrent with the closing of the initial public offering, the Company settled litigation with a former executive and co-founder of the Company pursuant to the terms of an agreement dated September 13, 1996 and paid the former executive $165,000, representing severance, bonus and legal expenses.

NOTE 6 - PRO FORMA BALANCE SHEET AS OF SEPTEMBER 30, 1996

The accompanying pro forma balance sheet as of September 30, 1996 gives effect to approximately $36.5 million in net proceeds from the sale of 2,400,000 shares of Common Stock in the initial public offering. Additionally, the pro forma balance sheet as of September 30, 1996 gives effect to the automatic conversion of all Series A, B, C, D and H convertible preferred stock into Common Stock, the automatic reclassification and conversion of Class A common stock into Common Stock and the redemption of Series E and F redeemable preferred stock for approximately $2,500,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995

         REVENUES. Revenues increased 36% to $17.2 million for the quarter ended September 30, 1996 from $12.7 million for the quarter ended September 30, 1995 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 1.6 million members at September 30, 1996 from 1.2 million members at September 30, 1995. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the continued roll-out of new programs introduced in fiscal 1996. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $7.4 million in 1996 from $5.1 million in 1995. As a percentage of individual membership revenues, these amounts represented 44% in 1996 and 41% in 1995.

         OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 52% to $3.8 million in 1996 from $2.5 million in 1995. As a percentage of revenues, operating expenses increased to 22.0% in 1996 from 19.6% in 1995. These increases were primarily due to the new membership service facility in Houston, Texas which commenced operations during the June 1996 quarter.

        MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 23% to $11.2 million in 1996 from $9.1 million in 1995. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 65.3% in 1996 from 72.0% in 1995. The decrease was due to the favorable effect of an increase in the weighted average program fee and an increase in renewal revenues as a percentage of total revenues.

        In addition to marketing expenses, the Company also monitors overall membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 26% to $14.2 million in 1996 from $11.2 million in 1995 primarily due to increased marketing efforts incurred to grow the membership base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 85% to $3.8 million in 1996 from $2.1 million in 1995. As a percentage of revenues, general and administrative expenses increased to 22.1% from 16.2%. The increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs. The additional personnel were necessary to support the Company's growth and expansion.

        INTEREST (INCOME) EXPENSE, NET. Interest (income) expense, net is primarily composed of interest income from cash and cash equivalents, partially offset by financing charges relating to notes payable, equipment leases and other debt. Net interest income of $8,000 was reported in 1996 compared to net interest expense of $300,000 reported in 1995. The decrease in interest expense was due to the reduction of notes payable in September 1995. The September 1995 quarterly results also included approximately $100,000 in debt issuance costs. The Company invests in short- term, investment- grade, interest bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

        PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the quarters ended September 30, 1996 and 1995 due to net operating losses.

LIQUIDITY AND CAPITAL RESOURCES
         Historically, the Company has funded operations primarily through private sales of securities. Total net proceeds from the private sale of stock, warrants and notes through September 30, 1996 was $25.0 million.
The Company sold 2,400,000 shares of its common stock in an initial public offering on October 18, 1996. Net proceeds of the offering (after deducting underwriting discounts and commissions and estimated offering expenses) approximated $36.5 million. Approximately $2.5 million of the net proceeds was utilized to redeem all outstanding shares of Series E and Series F Preferred Stock on October 23, 1996.

         Net cash provided by operating activities was $77,000 in 1996 and net cash used by operating activities was $771,000 in 1995. These results were attributable to the Company's strategy to use substantially all of its available cash to fund costs required to increase its membership base. The Company's capital expenditures were $753,000 in 1996 and $239,000 in 1995. The increased expenditures were primarily related to the Company's new membership services facility opened in the June 1996 quarter.

         The Company currently has negative working capital and an accumulated deficit due to its history of losses. Because of ongoing costs in connection with soliciting new members, the Company expects to incur operating and net losses at least through fiscal 1997. Pro forma working capital at September 30, 1996 was $12.6 million, which gives effect to the receipt of proceeds from the initial public offering and the redemption of the Series E and F preferred stock. See Note 6 to the condensed consolidated financial statements for a description of the adjustments included in the pro forma balance sheet as of September 30, 1996. The Company believes that the net proceeds from the initial public offering, together with its existing cash balances and funds generated from operations will be sufficient to meet its capital requirements for at least the next 18 months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

        This Quarterly Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's history of losses, the Company's ability to retain existing clients and attract new clients, the Company's dependence on membership renewals, intense competition, the Company's continuing ability to develop new programs which generate consumer interest, and general economic factors.

     The Company has incurred significant operating losses since its inception. Although the Company has experienced revenue growth in recent periods, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will achieve or maintain profitability in the future.

        The Company obtains substantially all of the information necessary to the Company's marketing efforts from customer lists supplied by its clients. Clients provide the lists to the Company for use in marketing a single, specific program which has been pre-approved by the client. As a result, the Company's ability to market a new program to an existing customer base or an existing program to a new customer base is dependent on first obtaining approval from a client. There can be no assurance that one or more of the Company's key or other clients will not terminate its relationship with the Company or that clients will provide additional customer lists to the Company for use in further marketing new or existing membership programs. Termination or expiration of a key client relationship could have a material adverse effect on the future revenues from existing programs of which such client's customers are members and on the Company's ability to further market new or existing programs through such client.

        The Company generally incurs losses and negative cash flow during the initial year of an individual membership program, as compared to renewal years, due primarily to higher marketing costs associated with initial member procurement. In addition, the Company experiences a higher percentage of cancellations during the initial membership period as compared to renewal periods. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program, generally for a complete refund of the membership fee for that period. Accordingly, the profitability of each of the Company's programs depends on recurring and sustained membership renewals. Renewal rates are inherently uncertain and are subject to several factors, many of which are outside of the Company's control, including changing member preferences, competitive price pressures, general economic conditions, customer satisfaction and credit card holder turnover. There can be no assurance that a particular program will generate sufficient renewals to become profitable or that memberships, if renewed, will not be canceled. Failure of one or more of the Company's programs to generate recurring and sustained membership renewals would have a material adverse effect on the Company's business, financial condition and results of operations.

        Competition in the membership services market for clients, such as credit card issuers, is intense. Several of the Company's competitors offer membership programs which provide services similar to, or which directly compete with, those provided by the Company. Because contracts between clients and program providers are often exclusive with respect to a particular service, potential clients may be prohibited from contracting with the Company to promote a program if the services provided by the Company's program are similar to, or merely overlap with, the services provided by an existing program of a competitor. Most of the Company's clients provide, either directly or through third parties, programs offered by the Company's competitors, and the Company's agreement with Sears, its principal client, permits Sears to offer its customers programs that directly compete with those offered by the Company. Competition for new members is also intense, particularly as the market becomes saturated with customers who are already members of competing programs. There can be no assurance that the Company's current or potential competitors will not provide programs comparable or superior to those provided by the Company at lower membership prices or adapt more quickly than the Company to evolving industry trends or changing market requirements. In addition, alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete effectively against current and future competitors.

     The Company's business is substantially dependent on its ability to develop and successfully introduce new programs which generate consumer interest. Failure to introduce new programs in a timely manner could result in the Company's competitors acquiring additional market share for a program in a particular area of consumer interest. The announcement or introduction of new programs by the Company or others, or the failure by the Company to introduce new programs which have broad consumer appeal, could have a material adverse effect on the Company's business, financial condition and results of operations.

                            MEMBERWORKS INCORPORATED


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings

         Refer to Note 5 to the condensed consolidated financial statements.

Item 2.  Changes in Securities

         Refer to Note 4 and Note 5 to the condensed consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Shareholders of the Company, acting by written consents dated August 13 and August 14, 1996, approved the amendment of the Company's Certificate of Incorporation to change the name of the Company from CardMember Publishing Corporation to MemberWorks Incorporated, to increase the number of shares of stock to 41,000,000, of which 32,000,000 shares were designated as Common Stock, par value $0.01, 8,000,000 shares were designated as Class A Common Stock, par value $0.01 and 1,000,000 shares were designated as Preferred Stock, par value $0.01.

         The Shareholders of the Company, acting by written consents dated September 24, 1996, approved the amendment of the Company's Certificate of Incorporation to provide for a 7.2 for one stock split of the Company's Common Stock.

         Written consents from holders of 10,297,965 shares were received by the Company for the matters in August 1996 and written consents from the holders of 8,239,197 shares were received by the Company for the matter in September 1996.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                      11 - Statement re: Computation of Per Share Earnings
                           (Unaudited)
                      27 - Financial Data Schedule

         (b)      Reports on Form 8-K
                      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEMBERWORKS INCORPORATED
                                                (Registrant)


Date: November 14, 1996                By: /s/ Gary A. Johnson
                                           -------------------
                                           Gary A. Johnson, President, Chief
                                           Executive Officer and Director


Date: November 14, 1996                By: /s/ James B. Duffy
                                           ------------------
                                           James B. Duffy, Senior Vice
                                           President, Chief Financial Officer