Form 10-Q
period 1996-12-31
MEMBERWORKS INC
filed 1997-02-14
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996     COMMISSION FILE NO. 0-21527



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

INDICATE BY CHECKMARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

THE NUMBER OF SHARES OUTSTANDING OF EACH THE REGISTRANT'S CLASSES OF CAPITAL
STOCK: 14,664,292 SHARES OF COMMON STOCK, $0.01 PAR VALUE AS OF JANUARY 31,
1997.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                             PAGE

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of  December 31, 1996
         and June 30, 1996.                                                                   3

Condensed Consolidated Statements of Operations for the three
         month periods ended December 31, 1996 and 1995.                                      4

Condensed Consolidated Statements of Operations for the six
         month periods ended December 31, 1996 and 1995.                                      5

Condensed Consolidated Statements of Cash Flows for the six
         month periods ended December 31, 1996 and 1995.                                      6

Notes to Condensed Consolidated Financial Statements.                                     7 - 9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                             10 - 12

         Certain Factors That May Affect Future Results                                  12 - 13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    14

Item 2.  Changes in Securities                                                                14

Item 6.  Exhibits and Reports on Form 8-K                                                     14

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                   December 31,      June 30,
                                                                                       1996            1996
                                                                                   ------------      --------
                                                                                   (Unaudited)
                                           ASSETS

Current assets:
       Cash and cash equivalents                                                     $ 35,926        $  4,312
       Accounts receivable                                                              5,377           6,439
       Prepaid membership materials                                                     1,418           1,065
       Prepaid expenses                                                                   326             204
       Membership solicitation and other deferred costs                                28,726          25,686
                                                                                     --------        --------
                       Total current assets                                            71,773          37,706
Fixed assets, net                                                                       5,559           3,261
Other assets                                                                              356             960
                                                                                     --------        --------
                                                                                     $ 77,688        $ 41,927
                                                                                     ========        ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable                                                                 $    401        $    675
       Current maturities of capital lease obligations                                    316             316
       Accounts payable                                                                 9,912          10,433
       Accrued liabilities                                                             15,992          14,631
       Deferred membership fees                                                        35,113          30,628
                                                                                     --------        --------
                       Total current liabilities                                       61,734          56,683
Long-term capital lease obligations                                                       332             456
Notes payable                                                                             446             633
                                                                                     --------        --------
                       Total liabilities                                               62,512          57,772
Redeemable preferred stock                                                               --            20,487
                                                                                     --------        --------
                       Total liabilities and redeemable preferred stock                62,512          78,259
                                                                                     --------        --------

Stockholders' equity:
       Class A common stock, $0.01 par value -- 8,000,000 shares authorized; no shares issued
            (5,598,870 shares at June 30, 1996)                                          --                56
       Common stock, $.01 par value -- 32,000,000
            shares authorized;14,838,122 shares issued
            (258,235 shares at June 30, 1996)                                             148               3
       Capital in excess of par value                                                  59,347           3,602
       Deferred compensation                                                           (1,678)         (1,400)
       Accumulated deficit                                                            (42,368)        (38,320)
       Treasury stock, 173,830 shares at cost                                            (273)           (273)
                                                                                     --------        --------
                       Total stockholders' equity (deficit)                            15,176         (36,332)
                                                                                     --------        --------
                                                                                     $ 77,688        $ 41,927
                                                                                     ========        ========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                         Three months ended December 31,
                      (In thousands, except per share data)

                                                                         1996            1995
                                                                       --------        --------
Revenues
       Membership fees                                                 $ 18,424        $ 14,089

Expenses
       Operating                                                          4,026           2,893
       Marketing                                                         11,936           9,626
       General and administrative                                         4,132           3,229
       Other income, net principally interest                              (200)            (18)
                                                                       --------        --------

Total expenses                                                           19,894          15,730
                                                                       --------        --------

Loss before income taxes                                                 (1,470)         (1,641)

Provision for income taxes                                                 --              --
                                                                       --------        --------

Net loss                                                               $ (1,470)       $ (1,641)
                                                                       ========        ========

Net loss per share (note 2)                                            $  (0.14)       $  (0.13)
                                                                       ========        ========

Weighted average common and common equivalent shares outstanding
   (note 2)                                                              14,128          12,741
                                                                       ========        ========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          Six months ended December 31,
                      (In thousands, except per share data)

                                                                         1996            1995
                                                                       --------        --------
Revenues
       Membership fees                                                 $ 35,620        $ 26,768

Expenses
       Operating                                                          7,803           5,381
       Marketing                                                         23,160          18,753
       General and administrative                                         7,933           5,289
       Other (income) expense, net principally interest                    (208)            282
                                                                       --------        --------

Total expenses                                                           38,688          29,705
                                                                       --------        --------

Loss before income taxes                                                 (3,068)         (2,937)

Provision for income taxes                                                 --              --
                                                                       --------        --------

Net loss                                                               $ (3,068)       $ (2,937)
                                                                       ========        ========

Net loss per share (note 2)                                            $  (0.31)       $  (0.24)
                                                                       ========        ========

Weighted average common and common equivalent shares outstanding
   (note 2)                                                              13,137          12,741
                                                                       ========        ========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                   Six months ended December 31,
                                                                                   -----------------------------
                                                                                       1996            1995
                                                                                   ------------    -------------
OPERATING ACTIVITIES
       Net loss                                                                      $ (3,068)       $ (2,937)
       Adjustments to reconcile net loss to net cash provided by
              operating activities:
              Membership solicitation and other deferred costs                        (29,225)        (21,908)
              Amortization of membership solicitation and other deferred costs         26,184          21,187
              Deferred membership fees                                                  4,485           3,185
              Depreciation and amortization                                               577             448
              Other                                                                       190             443

Change in assets and liabilities affecting operating cash flows:
       Accounts receivable                                                              1,062          (1,206)
       Prepaid membership materials                                                      (353)           (243)
       Prepaid expenses                                                                  (122)           (236)
       Other assets                                                                       (14)           (162)
       Accounts payable                                                                  (521)            539
       Accrued liabilities                                                              1,361           1,054
                                                                                     --------        --------
Net cash provided by operating activities                                                 556             164
                                                                                     --------        --------

INVESTING ACTIVITIES
       Acquisition of fixed assets                                                     (2,256)           (716)
       Investment in and advances to joint venture                                       --               (32)
                                                                                     --------        --------
Net cash used in investing activities                                                  (2,256)           (748)
                                                                                     --------        --------

FINANCING ACTIVITIES
       Proceeds from issuance of note payable                                            --               420
       Payments of notes payable                                                         (461)         (6,969)
       Payments of capital lease obligations                                             (124)            (78)
       Proceeds from issuance of Common Stock and warrants                             36,439               1
       Proceeds from the exercise of options and warrants                                   9            --
       Proceeds from issuance of preferred stock                                         --            12,887
       Redemption of preferred stock                                                   (2,549)         (4,000)
       Preferred stock dividends                                                         --              (402)
                                                                                     --------        --------
Net cash provided by financing activities                                              33,314           1,859
                                                                                     --------        --------

Net increase in cash and cash equivalents                                              31,614           1,275
Cash and cash equivalents at beginning of period                                        4,312           5,323
                                                                                     --------        --------
Cash and cash equivalents at end of period                                           $ 35,926        $  6,598
                                                                                     ========        ========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1, with respect to the fiscal year ended June 30, 1996.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is determined by dividing net loss, after preferred stock dividends and accretion, by the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, common stock equivalents.

1995 per share information represents pro forma earnings per share amounts. Pro forma earnings per share is determined by dividing net loss, after adding back preferred stock dividends paid when applicable, by the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents include stock options, warrants and preferred stock which was converted into common stock upon the closing of the initial public offering of the Company's Common Stock. Refer to Note 4 - Stockholders' Equity. The pro forma weighted average number of shares has been adjusted to reflect as outstanding all common stock and common stock equivalents issued during the twelve month period preceding the initial public offering of the Company's Common Stock using the treasury stock method, as well as the number of shares which would be necessary in order to redeem the Series E and F Preferred Stock.

Supplementary earnings per share information for the six months ended December 31, 1996 and the three months ended December 31, 1996 is ($0.27) and ($0.14), respectively. The net loss used in the calculation of supplementary earnings per share is ($3,605) and ($1,980) for the six and three month periods ended December 31, 1996, respectively. The net loss excludes accretion related to the Series A, B, C, D and H Preferred Stock and preferred stock dividends on Series E and F Preferred Stock as the conversion and redemption of these securities is assumed to have occurred at the beginning of each respective period. The weighted average shares used in the calculation of supplementary earnings per share includes the number of shares of common stock whose proceeds were to be used to retire the Series E and F Preferred Stock as outstanding for the entire period.

NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

The allowance for membership cancellations set forth in the accompanying condensed consolidated balance sheets as of June 30, 1996 and December 31, 1996 was $10,117,000 and $12,666,000, respectively.

                           MEMBERWORKS INCORPORATED

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 (Continued)


NOTE 4 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity for the six months ended December 31, 1996 were as follows (in thousands, except share data):





                                                                 Additional
                    Class A Common Stock       Common Stock         Paid     Accumulated       Deferred     Treasury
                     Shares      Amount     Shares     Amount    in Capital    Deficit       Compensation     Stock        Total
                    ---------    ------   ----------   ------    ----------    --------      ------------   --------      --------

Balance - June
  30, 1996          5,598,870     $56        258,235    $  3       $ 3,602     $(38,320)        $(1,400)      $(273)      $(36,332)

Issuance of
  Common Stock                             2,400,000      24        36,415                                                  36,439

Conversion of
  Class A common
  stock into
  Common Stock     (5,598,870)    (56)     5,598,870      56                                                                    --

Exercise of
  warrants and
  options                                    117,649       1             8                                                       9

Preferred stock:

   Accretion of
     discount                                                                        (53)                                      (53)

   Accretion to
     redemption
     value                                                                          (364)                                     (364)

   Accumulated
     dividends                                                                       (54)                                      (54)

   Conversion of
     preferred
     stock into
     Common Stock                          6,463,368      64        18,853                                                  18,917

   Redemption of
     preferred
     stock                                                                          (509)                                     (509)

Deferred
  compensation                                                         469                         (278)                       191

Net loss                                                                         (3,068)                                    (3,068)

                    ---------     ---     ----------    ----       -------     --------         -------       -----       --------

                           --     $--     14,838,122    $148       $59,347     $(42,368)        $(1,678)      $(273)      $ 15,176
                    =========     ===     ==========    ====       =======     ========         =======       =====       ========

                           MEMBERWORKS INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 (Continued)



NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

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

Effective October 18, 1996, the Company sold 2,400,000 shares of its Common Stock at $17.00 per share in an initial public offering. Net proceeds of the offering, after deducting underwriting discounts and commissions and estimated offering expenses, aggregated approximately $36,439,000. Approximately $2,549,000 of the proceeds of the offering were used to redeem all outstanding shares of Series E and Series F Preferred Stock. The remaining $33,890,000 was retained for general corporate purposes including acquisition of new members, program development, capital expenditures and working capital.

Consummation of this initial public offering resulted in the automatic conversion of Series A, B, C, D, and H Preferred Stock into Common Stock.

Concurrent with the closing of the initial public offering, the Company settled litigation with a former executive and co-founder of the Company pursuant to the terms of an agreement dated September 13, 1996, and paid the former executive $165,000, representing severance, bonus and legal expenses.

NOTE 5 - STOCK OPTIONS AND WARRANTS

The Company has granted 43,200 options to purchase Common Stock during the six month period ended December 31, 1996 pursuant to an agreement with an executive officer. 14,400 options were granted on each of the following dates based upon the achievement of certain performance goals: October 9, 1996, November 22, 1996 and December 30, 1996. These options have a stated exercise price of $2.78 per share and vest ratably over a four year period from date of grant. In connection with these grants, the Company will recognize compensation expense of $469,000 over the four-year vesting period.

Concurrent with the closing of the public offering, 3,533 shares of Common Stock were issued pursuant to the exercise of a warrant by a selling stockholder.

On November 22, 1996, warrants to acquire 113,227 shares of Common Stock at $0.0014 per share were exercised.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




THREE MONTHS ENDED DECEMBER 31, 1996 VS. THREE MONTHS ENDED DECEMBER 31, 1995

         REVENUES. Revenues increased 31% to $18.4 million for the quarter ended December 31, 1996 from $14.1 million for the quarter ended December 31, 1995 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 1.7 million members at December 31, 1996 from 1.3 million members at December 31, 1995. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the continued roll-out of new programs introduced in fiscal 1996. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $8.0 million in 1996 from $5.5 million in 1995. As a percentage of individual membership revenues, these amounts represented 44% in 1996 and 40% in 1995.

         OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 39% to $4.0 million in 1996 from $2.9 million in 1995. As a percentage of revenues, operating expenses increased to 21.9% in 1996 from 20.5% in 1995. These increases were primarily due to the Company opening a new membership service facility in Houston, Texas which commenced operations during the June 1996 quarter.

         MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 24% to $11.9 million in 1996 from $9.6 million in 1995. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 64.8% in 1996 from 68.3% in 1995. The decrease was due to an increase in renewal revenues as a percentage of total revenues and the favorable effect of an increase in the weighted average program fee.

         In addition to marketing expenses, the Company also monitors overall membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 41% to $15.1 million in 1996 from $10.7 million in 1995 primarily due to increased marketing efforts incurred to expand the membership base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 28% to $4.1 million in 1996 from $3.2 million in 1995. The increase was attributable to the cost incurred for additional personnel in all areas and related facilities costs. The additional personnel were necessary to support the Company's growth and expansion. As a percentage of revenues, general and administrative expenses decreased to 22.4% in 1966 from 22.9% in 1995.

         OTHER (INCOME) EXPENSE, NET. Other (income) expense, net is primarily composed of interest income from cash and cash equivalents, partially offset by financing charges relating to notes payable, equipment leases and other debt. Other income, net of $200,000 was reported in 1996 compared to $18,000 reported in 1995. The increase in other income, net was due to the increase in cash and cash equivalents resulting from the proceeds of the initial public offering completed on October 23, 1996. The Company invests in short-term, investment-grade, interest bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

         PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the quarters ended December 31, 1996 and 1995 due to its net operating losses.

SIX MONTHS ENDED DECEMBER 31, 1996 VS. SIX MONTHS ENDED DECEMBER 31, 1995

         REVENUES. Revenues increased 33% to $35.6 million for the six months ended December 31, 1996 from $26.8 million for the six months ended December 31, 1995 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 1.7 million members at December 31, 1996 from 1.3 million members at December 31, 1995. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the continued roll-out of new programs introduced in fiscal 1996. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $15.4 million in 1996 from $10.6 million in 1995. As a percentage of individual membership revenues, these amounts represented 44% in 1996 and 40% in 1995.

         OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 45% to $7.8 million in 1996 from $5.4 million in 1995. As a percentage of revenues, operating expenses increased to 21.9% in 1996 from 20.1% in 1995. These increases were primarily due to the new membership service facility in Houston, Texas which commenced operations during the June 1996 quarter.

         MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 24% to $23.2 in 1996 from $18.8 million in 1995. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 65.0% in 1996 from 70.1% in 1995. The decrease was due to the favorable effect of an increase in the weighted average program fee and an increase in renewal revenues as a percentage of total revenues.

         In addition to marketing expenses, the Company also monitors overall membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 33% to $29.2 million in 1996 from $21.9 million in 1995 primarily due to increased marketing efforts incurred to expand the membership base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 50% to $7.9 million in 1996 from $5.3 million in 1995. As a percentage of revenues, general and administrative expenses increased to 22.3% in 1996 from 19.8% in 1995. The increase was attributable to the cost incurred for additional personnel in all areas and related facilities costs. The additional personnel were necessary to support the Company's growth and expansion.

         OTHER (INCOME) EXPENSE, NET. Other (income) expense, net is primarily composed of interest income from cash and cash equivalents, partially offset by financing charges relating to notes payable, equipment leases and other debt. Net interest income of $208,000 was reported in 1996 compared to net interest expense of $282,000 reported in 1995. Interest income increased due to the increase in cash and cash equivalents resulting from the proceeds of the initial public offering completed on October 23, 1996. In addition, interest expense decreased due to the reduction of notes payable in September 1995. The Company invests in short-term, investment-grade, interest bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

         PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the six month periods ended December 31, 1996 and 1995 due to its net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company has funded operations primarily through private sales of securities. The Company sold 2,400,000 shares of its Common Stock in an initial public offering on October 18, 1996. Net proceeds of the offering (after deducting underwriting discounts and commissions and estimated offering expenses) approximated $36.4 million. Approximately $2.5 million of the net proceeds was utilized to redeem all outstanding shares of Series E and Series F Preferred Stock on October 23, 1996.

         Net cash provided by operating activities was $556,000 and $164,000 for the six months ended December 31, 1996 and 1995, respectively. These results were attributable to the Company's strategy to use substantially all of its cash generated from operating activities to fund costs required to increase its membership base. The Company's capital expenditures were $2,256,000 in 1996 and $716,000 in 1995. The increased expenditures were primarily related to an upgrade of the Company's mainframe computer system and the Company's new membership services facility opened in the June 1996 quarter.

         On January 24, 1997, the Company's Board of Directors authorized the repurchase, as conditions warrant, of up to 150,000 shares of the Company's Common Stock. The repurchased shares will be used to provide Common Stock required for exercises of options granted by the Company under its employee stock option plans.

         Working capital at December 31, 1996 was $10.0 million compared to negative working capital of $19.0 million at June 30, 1996. This improvement reflects the receipt of net proceeds from the initial public offering.
Because of ongoing costs in connection with soliciting new members, the Company expects to incur operating and net losses at least through fiscal 1997. The Company believes that the net proceeds from the initial public offering, together with its existing cash balances and funds generated from operations will be sufficient to meet its funding requirements for at least the next 18 months.



CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including the statements in Liquidity and Capital Resources regarding expectations of future losses and the adequacy of funds to meet funding requirements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's history of losses, the Company's ability to retain existing clients and attract new clients, the Company's dependence on membership renewals, intense competition, the Company's continuing ability to develop new programs which generate consumer interest, and general economic factors.

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

                            MEMBERWORKS INCORPORATED


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  Refer to Note 4 to the condensed consolidated financial statements.

Item 2.  Changes in Securities

                  Refer to Note 4 to the condensed consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                                    11 - Statement re: Computation of Per
                                         Share Earnings (Unaudited)
                                    27 - Financial Data Schedule

                  (b)      Reports on Form 8-K
                                    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              MEMBERWORKS INCORPORATED
                                                              (Registrant)


Date: February 14, 1997                              By:      /s/ Gary A. Johnson
                                                              --------------------------------------
                                                              Gary A. Johnson, President, Chief
                                                              Executive Officer and Director


Date: February 14, 1997                              By:      /s/ James B. Duffy
                                                              --------------------------------------
                                                              James B. Duffy, Senior Vice President,
                                                              Chief Financial Officer