Form 10-Q
period 1997-03-31
MEMBERWORKS INC
filed 1997-05-15
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                 (203) 324-7635
                         (Registrant's telephone number,
                              including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



The number of shares outstanding of each the Registrant's classes of capital stock: 14,665,857 shares of Common Stock, $0.01 par value as of April 30, 1997.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of  March 31, 1997
and June 30, 1996.                                                             3

Condensed Consolidated Statements of Operations for the three
and nine month periods ended March 31, 1997 and 1996.                          4

Condensed Consolidated Statements of Cash Flows for the nine
month periods ended March 31, 1997 and 1996.                                   5

Notes to Condensed Consolidated Financial Statements.                      6 - 8


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       9 - 11

Certain Factors That May Affect Future Results                                12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities                                                13

Item 6.  Exhibits and Reports on Form 8-K                                     13

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        March 31,              June 30,
                                                                                           1997                 1996
                                                                                         --------             --------
                         ASSETS                                                        (Unaudited)
Current assets:
     Cash and cash equivalents                                                           $ 36,053             $  4,312
     Accounts receivable                                                                    5,702                6,439
     Prepaid membership materials                                                           1,575                1,065
     Prepaid expenses                                                                         273                  204
     Membership solicitation and other deferred costs                                      31,823               25,686
                                                                                         --------             --------
                    Total current assets                                                   75,426               37,706
Fixed assets, net                                                                           5,996                3,261
Other assets                                                                                  318                  960
                                                                                         --------             --------
                                                                                         $ 81,740             $ 41,927
                                                                                         ========             ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                       $    410             $    675
     Current maturities of capital lease obligations                                          316                  316
     Accounts payable                                                                      11,804               10,433
     Accrued liabilities                                                                   16,145               14,631
     Deferred membership fees                                                              38,016               30,628
                                                                                         --------             --------
                    Total current liabilities                                              66,691               56,683
Long-term capital lease obligations                                                           269                  456
Notes payable                                                                                 336                  633
                                                                                         --------             --------
                    Total liabilities                                                      67,296               57,772
Redeemable preferred stock                                                                     --               20,487
                                                                                         --------             --------
          Total liabilities and redeemable preferred stock                                 67,296               78,259
                                                                                         --------             --------

Shareholders' equity:
      Class A common stock, $0.01 par value --
          no shares authorized (8,000 shares at June 30, 1996);
          no shares issued (5,599 shares at June 30, 1996)                                     --                   56
      Common stock, $0.01 par value --
          40,000 shares authorized (32,000 shares at June 30, 1996);
          14,850 shares issued (258 shares at June 30, 1996)                                  148                    3
     Capital in excess of par value                                                        59,341                3,602
     Deferred compensation                                                                 (1,561)              (1,400)
     Accumulated deficit                                                                  (43,211)             (38,320)
     Treasury stock, 174 shares at cost                                                      (273)                (273)
                                                                                         --------             --------
                     Total shareholders' equity (deficit)                                  14,444              (36,332)
                                                                                         --------             --------
                                                                                         $ 81,740             $ 41,927
                                                                                         ========             ========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                  Three months ended                     Nine months ended
                                                                        March 31,                             March 31,
                                                             -----------------------------          -----------------------------
                                                               1997                 1996              1997                 1996
                                                             --------             --------          --------             --------
Revenues
     Membership fees                                         $ 20,595             $ 14,778          $ 56,215             $ 41,546

Expenses
     Operating                                                  4,301                2,962            12,104                8,343
     Marketing                                                 13,477                9,579            36,637               28,332
     General and administrative                                 3,991                3,090            11,924                8,379
     Other (income) expense, net principal interest              (331)                   3              (539)                 285
                                                             --------             --------          --------             --------
Total expenses                                                 21,438               15,634            60,126               45,339
                                                             --------             --------          --------             --------
Loss before income taxes                                         (843)                (856)           (3,911)              (3,793)
Provision for income taxes                                         --                   --                --                   --
                                                             --------             --------          --------             --------
Net loss                                                     $   (843)            $   (856)         $ (3,911)            $ (3,793)
                                                             ========             ========          ========             ========
Net loss per share (note 2)                                  $  (0.06)            $  (0.07)         $  (0.36)            $  (0.31)
                                                             ========             ========          ========             ========

Weighted average common and
     common equivalent shares outstanding (note 2)             14,671               12,741            13,641               12,741
                                                             ========             ========          ========             ========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                                           Nine months ended
                                                                                                               March 31,
                                                                                                       1997                1996
                                                                                                     --------            --------
OPERATING ACTIVITIES
     Net loss                                                                                        $ (3,911)           $ (3,793)
     Adjustments to reconcile net loss to net cash provided by operating activities:
          Membership solicitation and other deferred costs                                            (47,210)            (32,706)
          Amortization of membership solicitation and other deferred costs                             41,071              32,173
          Deferred membership fees                                                                      7,388               4,155
          Depreciation and amortization                                                                   927                 690
          Other                                                                                           307                 439

     Change in assets and liabilities affecting operating cash flows:
          Accounts receivable                                                                             737              (1,400)
          Prepaid membership materials                                                                   (510)               (434)
          Prepaid expenses                                                                                (69)               (489)
          Other assets                                                                                     (3)               (421)
          Accounts payable                                                                              1,371               1,196
          Accrued liabilities                                                                           1,514                 758
                                                                                                     --------            --------
Net cash provided by operating activities                                                               1,612                 168
                                                                                                     --------            --------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                                                       (3,015)             (1,399)
     Investment in and advances to joint venture                                                           --                 (32)
                                                                                                     --------            --------
Net cash used in investing activities                                                                  (3,015)             (1,431)
                                                                                                     --------            --------

FINANCING ACTIVITIES
     Proceeds from issuance of note payable                                                                --                 420
     Payments of notes payable                                                                           (562)             (7,070)
     Payments of capital lease obligations                                                               (187)               (124)
     Proceeds from issuance of Common stock and warrants                                               36,407                   1
     Proceeds from the exercise of options and warrants                                                    35                  --
     Proceeds from the issuance of preferred stock                                                         --              12,887
     Purchase of treasury stock                                                                            --                (175)
     Redemption of preferred stock                                                                     (2,549)             (4,000)
     Preferred stock dividends                                                                             --                (402)
                                                                                                     --------            --------
Net cash provided by financing activities                                                              33,144               1,537
                                                                                                     --------            --------
Net increase in cash and cash equivalents                                                              31,741                 274
Cash and cash equivalents at beginning of period                                                        4,312               5,323
                                                                                                     --------            --------
Cash and cash equivalents at end of period                                                           $ 36,053            $  5,597
                                                                                                     ========            ========

See notes to condensed consolidated financial statements

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 with respect to the fiscal year ended June 30, 1996.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is determined by dividing net loss, after preferred stock dividends and accretion, by the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, common stock equivalents.

1996 per share information represents pro forma earnings per share amounts. Pro forma earnings per share is determined by dividing net loss, after adding back preferred stock dividends paid when applicable, by the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents include stock options, warrants and preferred stock which was converted into common stock upon the closing of the initial public offering of the Company's Common Stock. See Note 4 - Shareholders' Equity. The pro forma weighted average number of shares has been adjusted to reflect as outstanding all common stock and common stock equivalents issued during the twelve month period preceding the initial public offering of the Company's Common Stock using the treasury stock method, as well as the number of shares which would be necessary in order to redeem the Series E and F Preferred Stock.

Supplementary earnings per share information for the nine months ended March 31, 1997 is ($0.32). The net loss used in the calculation of supplementary earnings per share is ($4,448) for the nine months ended March 31, 1997. The net loss excludes accretion related to the Series A, B, C, D and H Preferred Stock and preferred stock dividends on Series E and F Preferred Stock as the conversion and redemption of these securities is assumed to have occurred at the beginning of the period. The weighted average shares used in the calculation of supplementary earnings per share includes the number of shares of common stock whose proceeds were to be used to retire the Series E and F Preferred Stock as outstanding for the entire period.

NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of June 30, 1996 and March 31, 1997 include an allowance for membership cancellations of $10,117,000 and $12,984,000, respectively.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE 4 - SHAREHOLDERS' EQUITY

Changes in shareholders' equity for the nine months ended March 31, 1997 were as follows (in thousands):

                                          Class A
                                        Common Stock             Common Stock
                                     -------------------      -----------------
                                     Shares      Amount       Shares     Amount
                                     -------    --------      ------    -------
Balance - June 30, 1996               5,599     $     56         258    $     3

Issuance of Common Stock                                       2,400         24

Conversion of Class A common
   stock into Common Stock           (5,599)         (56)      5,599         56

Exercise of warrants and options                                 129          1

Preferred stock:

   Accretion of discount

   Accretion to redemption value

   Accumulated dividends

   Conversion of preferred stock
      into Common Stock                                        6,464         64

   Redemption of preferred stock

Deferred compensation

Net loss
                                     -------    --------      ------    -------
                                         --     $     --      14,850    $   148
                                     ======     ========      ======    =======

                                      Capital in
                                       Excess of   Accumulated   Deferred     Treasury
                                       Par Value     Deficit   Compensation    Stock        Total
                                       --------     --------     -------     --------     --------
Balance - June 30, 1996                $  3,602     $(38,320)    $(1,400)    $   (273)    $(36,332)

Issuance of Common Stock                 36,383                                             36,407

Conversion of Class A common
   stock into Common Stock                                                                      --

Exercise of warrants and options             34                                                 35

Preferred stock:

   Accretion of discount                                (53)                                    (53)

   Accretion to redemption value                       (364)                                   (364)

   Accumulated dividends                                (54)                                    (54)

   Conversion of preferred stock
      into Common Stock                  18,853                                              18,917

   Redemption of preferred stock                       (509)                                   (509)

Deferred compensation                       469                      (161)                      308

Net loss                                             (3,911)                                 (3,911)
 .                                      --------     --------     -------     --------     --------
                                       $ 59,341     $(43,211)    $(1,561)    $   (273)     $14,444
                                       ========     ========     =======     ========     ========

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

Effective October 18, 1996, the Company sold 2,400,000 shares of its Common Stock at $17.00 per share in an initial public offering. Net proceeds of the offering, after deducting underwriting discounts and commissions and estimated offering expenses, aggregated approximately $36,407,000. Approximately $2,549,000 of the proceeds of the offering were used to redeem all outstanding shares of Series E and Series F Preferred Stock. The remaining $33,858,000 in proceeds were retained for general corporate purposes, including acquisition of new members, program development, capital expenditures and working capital.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE 4 - SHAREHOLDERS' EQUITY (CONTINUED)

Consummation of the initial public offering resulted in the automatic conversion of Series A, B, C, D, and H Preferred Stock into Common Stock.

Concurrent with the closing of the initial public offering, the Company settled litigation with a former executive and co-founder of the Company pursuant to the terms of an agreement dated September 13, 1996, and paid the former executive $165,000, representing severance, bonus and legal expenses.

NOTE 5 - STOCK OPTIONS AND WARRANTS

On January 15, 1997 the Company granted 161,025 options to purchase Common Stock under the provisions of the 1996 Stock Option Plan. The stated exercise price of these options is the market value of the Company's Common Stock at the date of grant and therefore, the Company is not required to recognize compensation expense.

The Company has granted 43,200 options to purchase Common Stock during the six month period ended December 31, 1996 pursuant to an agreement with an executive officer. 14,400 options were granted on each of the following dates based upon the achievement of certain performance goals: October 9, 1996, November 22, 1996 and December 30, 1996. These options have a stated exercise price of $2.78 per share and vest ratably over a four year period from date of grant. In connection with these grants, the Company will recognize compensation expense of $469,000 ratably over the four-year vesting period.

Concurrent with the closing of the public offering, 3,533 shares of Common Stock were issued pursuant to the exercise of a warrant by a selling stockholder.

On November 22, 1996, warrants to acquire 113,227 shares of Common Stock at $0.0014 per share were exercised.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

         REVENUES. Revenues increased 39% to $20.6 million for the quarter ended March 31, 1997 from $14.8 million for the quarter ended March 31, 1996 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 1.8 million members at March 31, 1997 from 1.3 million members at March 31, 1996. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the continued roll-out of new programs introduced in fiscal 1996. The increase in the weighted average program fee was principally due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $8.1 million in 1997 from $6.0 million in 1996. As a percentage of revenues, these amounts represented 40% in 1997 and 41% in 1996.

         OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 45% to $4.3 million in 1997 from $3.0 million in 1996. As a percentage of revenues, operating expenses increased to 20.9% in 1997 from 20.0% in 1996. These increases were primarily due to the opening of a new membership service facility in Houston, Texas which commenced operations during the June 1996 quarter as well as increased product costs necessary to support the growing membership base.

         MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 41% to $13.5 million in 1997 from $9.6 million in 1996. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses increased to 65.4% in 1997 from 64.8% in 1996.

         In addition to marketing expenses, the Company also monitors overall membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 67% to $18.0 million in 1997 from $10.8 million in 1996 and reflected the increased number of new members enrolled in the Company's programs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 29% to $4.0 million in 1997 from $3.1 million in 1996. The increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs. The additional personnel were necessary to support the Company's growth and expansion. As a percentage of revenues, general and administrative expenses decreased to 19.4% in 1997 from 20.9% in 1996.

         OTHER (INCOME) EXPENSE, NET. Other (income) expense, net is primarily composed of interest income from cash and cash equivalents. Other income, net of $331,000 was reported in 1997 compared to other expense, net of $3,000 reported in 1996. The increase in other income, net was due to the increase in cash and cash equivalents resulting from the proceeds of the initial public offering completed on October 23, 1996. The Company invests in short-term, investment-grade, interest-bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

         PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the quarters ended March 31, 1997 and 1996 due to its net operating losses.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED MARCH 31, 1997 VS. NINE MONTHS ENDED MARCH 31, 1996

         REVENUES. Revenues increased 35% to $56.2 million for the nine months ended March 31, 1997 from $41.5 million for the nine months ended March 31, 1996 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 1.8 million members at March 31, 1997 from 1.3 million members at March 31, 1996. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the continued roll-out of new programs introduced in fiscal 1996. The increase in the weighted average program fee was principally due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $23.6 million in 1997 from $16.6 million in 1996. As a percentage of revenues, these amounts represented 42% in 1997 and 40% in 1996.

         OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 45% to $12.1 million in 1997 from $8.3 million in 1996. As a percentage of revenues, operating expenses increased to 21.5% in 1997 from 20.1% in 1996. These increases were primarily due to the new membership service facility in Houston, Texas which commenced operations during the June 1996 quarter as well as increased product costs necessary to support the growing membership base.

         MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 29% to $36.6 in 1997 from $28.3 million in 1996. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 65.2% in 1997 from 68.2% in 1996. The decrease was due to the favorable effect of an increase in the weighted average program fee and an increase in renewal revenues as a percentage of total revenues.

         In addition to marketing expenses, the Company also monitors overall membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 44% to $47.2 million in 1997 from $32.7 million in 1996 primarily due to increased marketing efforts incurred to expand the membership base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 42% to $11.9 million in 1997 from $8.4 million in 1996. As a percentage of revenues, general and administrative expenses increased to 21.2% in 1997 from 20.2% in 1996. The increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs.

         OTHER (INCOME) EXPENSE, NET. Other (income) expense, net is primarily composed of interest income from cash and cash equivalents, partially offset by financing charges relating to notes payable, equipment leases and other debt. Net interest income of $539,000 was reported in 1997 compared to net interest expense of $285,000 reported in 1996. Interest income increased due to the increase in cash and cash equivalents resulting from the proceeds of the initial public offering completed on October 23, 1996. In addition, interest expense decreased due to the reduction of notes payable in September 1995. The Company invests in short-term, investment-grade, interest-bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

         PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the nine month periods ended March 31, 1997 and 1996 due to its net operating losses.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
         Historically, the Company has funded operations primarily through private sales of securities. The Company sold 2,400,000 shares of its Common Stock in an initial public offering on October 18, 1996. Net proceeds of the offering (after deducting underwriting discounts and commissions and offering expenses) approximated $36.4 million. Approximately $2.5 million of the net proceeds was utilized to redeem all outstanding shares of Series E and Series F Preferred Stock on October 23, 1996.

         Net cash provided by operating activities was $1,612,000 and $168,000 for the nine months ended March 31, 1997 and 1996, respectively. These results were attributable to the Company's strategy to use substantially all of its cash generated from operating activities to fund costs required to increase its membership base. The Company's capital expenditures were $3,015,000 in 1997 and $1,399,000 in 1996. The increased expenditures were primarily related to an upgrade of the Company's mainframe computer system and the Company's new membership services facility opened in the June 1996 quarter.

         On January 24, 1997, the Company's Board of Directors authorized the repurchase, as conditions warrant, of up to 150,000 shares of the Company's Common Stock. The repurchased shares will be used to provide Common Stock required for exercises of options granted by the Company under its employee stock option plans.

         Working capital at March 31, 1997 was $8.7 million compared to negative working capital of $19.0 million at June 30, 1996. This improvement primarily reflected the receipt of net proceeds from the initial public offering. Because of ongoing costs in connection with soliciting new members, the Company expects to incur operating and net losses at least through fiscal 1997. The Company believes that the net proceeds from the initial public offering, together with its existing cash balances and funds generated from operations will be sufficient to meet its funding requirements for at least the next 12 months.

         Effective May 8, 1997, the Company amended its Bank Credit Facility to allow for borrowings up to $7,000,000. Borrowings under the facility will accrue interest at the base commercial lending rate for the bank per annum.

                            MEMBERWORKS INCORPORATED

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

         The Company generally incurs losses and negative cash flow during the initial year of an individual membership program, as compared to renewal years, due primarily to higher marketing costs associated with initial member procurement. In addition, the Company experiences a higher percentage of cancellations during the initial membership period as compared to renewal periods. There can be no assurance that a particular program will generate sufficient renewals to become profitable or that memberships, if renewed, will not be canceled. Failure of one or more of the Company's programs to generate recurring and sustained membership renewals could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                                    11   - Statement re: Computation of Per
                                           Share Earnings (Unaudited)
                                    27   - Financial Data Schedule

                  (b)      Reports on Form 8-K
                                    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                            MEMBERWORKS INCORPORATED


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEMBERWORKS INCORPORATED
                                        (Registrant)


Date: May 15, 1997                  By:  /s/ Gary A. Johnson
                                        ----------------------------------------
                                        Gary A. Johnson, President, Chief
                                        Executive Officer and Director


Date: May 15, 1997                  By:  /s/ James B. Duffy
                                        ----------------------------------------
                                        James B. Duffy, Senior Vice President,
                                        Chief Financial Officer

                                EXHIBIT INDEX



Exhibit No.       Description

    11            Statement re: Computation of Per Share Earnings (Unaudited)

    27            Financial Data Schedule