Form 10-K
period 1997-06-30
MEMBERWORKS INC
filed 1997-09-29
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                           Commission File No. 0-21527

                            MEMBERWORKS INCORPORATED
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                    06-1276882
     --------                                                    ----------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

680 Washington Blvd.; Suite 1100;
Stamford, Connecticut                                               06901
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

                               (203) 324-7635
                               --------------
                       (Registrant's telephone number,
                              including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
      Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at September 15, 1997 was $121,771,818. The aggregate market value was computed by reference to the closing price of the Registrant's Common Stock as of that date. (For purposes of calculating this amount only, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the Registrant's Common Stock are considered to be affiliates.) The number of shares of Common Stock outstanding as of September 15, 1997 was 14,727,807.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders of MemberWorks Incorporated are incorporated by reference in Part III of this report.

                                     PART I

Item 1.  Business

BACKGROUND

      MemberWorks believes, based on its senior management's extensive knowledge of the industry and its relationships with major credit card issuers in banking, oil and retail, that it is a leading designer and provider of innovative membership service programs. MemberWorks designs and manages innovative membership programs providing substantial benefits to member consumers, those organizations offering the programs and vendors whose products and services are offered through the programs. The Company addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering these programs. In return for providing the Company with customer lists, the Company's clients receive royalty payments. Clients also benefit because the programs are designed and managed to strengthen the relationship between clients and their customers. MemberWorks offers its programs to increasingly sophisticated consumers seeking economy, efficiency and convenience in their purchase of products and services. Members save time by telephonically purchasing goods and services and obtaining useful information. Members also benefit because the vendors agree to allow discounts on products and services not generally available to non-members. For participating vendors, the programs provide the opportunity to reach a large number of demographically attractive members at minimal incremental marketing cost. The Company's programs are primarily marketed to credit card holders through arrangements with its client organizations including banks, retailers, major oil companies and other credit card issuers.

      Businesses which sell services and products to consumers have substantially increased the use of direct marketing techniques to reach their customers. The estimated total consumer sales as a result of direct marketing in the United States were approximately $630 billion in 1996. The Company believes that membership service programs are one of the fastest growing areas of direct marketing. Membership service programs, if designed, marketed and managed effectively, can be of substantial value to the consumers who become members of such programs, to the businesses which market to consumers and to the client organizations, such as credit card issuers, banks, insurance companies and others, which offer the programs to their customers.

      Historically, a substantial number of the businesses which utilize membership service programs have been issuers of credit cards. More recently, however, other businesses, including retailers, resort operators, banks, insurance companies and non-profit organizations have also begun to offer service programs. In many cases, these businesses lack the core competency to successfully design, market and manage membership programs. As a result, these businesses seek to outsource to companies which are able to apply advanced database systems to capture, process and store consumer and market information, are able to use their experience to provide effective programs, and are able to realize economies of scale. In addition, businesses seeking to implement membership service programs demand that the provider of those programs have the expertise to continue to introduce innovative new programs and that the provider have such resources as extensive vendor networks and experienced management teams, in order to market programs quickly and successfully.


DESCRIPTION OF BUSINESS

      The Company's nine membership service programs, which combined had approximately 2.0 million members as of June 30, 1997, offer unique and valuable services, information and savings opportunities. The service programs are marketed under the name of the program on behalf of the client and are designed and developed to capitalize on the client's existing relationship with its customers or other constituents. In general, membership fees, which may be payable monthly or annually depending on the program, ranged from approximately $40 per year to approximately $107 per year during fiscal 1997. The Company can create customized service programs for clients based on elements of its standard programs. Currently, the Company markets the following nine programs.

  - HealthTrends(R) is a unique membership program for the health conscious individual or family, providing convenient information and substantial savings on quality health and personal care services and maintenance.

  - The Countrywide Dental Program(R) ("CDP") consists of a network of independent dentists in 47 states who have agreed to accept a reduced fee schedule for subscribers in the program. CDP is not an insurance plan, but can be used with any dental insurance program to reduce a member's insurance co-payments.

  - The Countrywide Dental and Health Program(SM) offers a combination of benefits from the Company's Countrywide Dental Program(R) and HealthTrends(R) services. This combined service provides members and their families dental services at special discounted rates in addition to substantial discounts on eyewear, pharmaceuticals, hearing aids and chiropractic benefits.

  - Travel Arrangements(SM) is a comprehensive discount travel program that offers substantial savings and convenience on a broad range of business, leisure, and vacation travel services.

  - Connections(SM) is designed to provide savings to members on a broad range of entertainment and leisure time activities and contains a shopping service for substantial savings on a wide array of merchandise.

  - Leisure Advantage(SM) provides discounts on many types of sports and athletic merchandise, apparel, and services.

  - MoneyMaster(SM) helps members plan for and manage their personal finances, taxes, insurance, and retirement planning. This service complements and can integrate some of the benefits currently offered by the Company's financial institution clients.

  - Home PC Link(SM) offers a wide range of assistance to the first time computer purchaser as well as to existing users seeking information on upgrading their systems and enhancements.

  - Essentials(SM) offers fitness, fashion and beauty services for men and women, through discounts on clothing, haircuts, health clubs and nutrition counseling.

       In general, members subscribe for renewable one-year memberships in the Company's programs. When consumers agree to enroll in a program, they generally receive a trial membership. During this time, the member may use the program's services without obligation, as outlined in a membership brochure received by mail along with a membership card and membership identification number. The brochure outlines in detail the benefits which the service offers and contains toll free numbers which may be called to access service benefits and information. In the event that a consumer elects not to participate in the service, he or she can call a toll free number during the trial period to cancel the service without charge. Trial memberships are generally for a period of 30 days and there are no conditions with respect to the ability of the consumer to terminate a trial membership. The Company does not record any revenue with respect to trial memberships.

      If the membership is not canceled during the trial period, the consumer is charged the annual membership fee. In the event that the member does not cancel the membership after the initial membership term, he or she generally receives a renewal kit in the mail in advance of each membership year and is charged for the succeeding year's membership fee. During the course of an initial annual membership term or renewal term, a member is free to cancel a membership in the program, generally for a complete refund of the membership fee for that period.

      The Company offers its service programs to consumers through clients, such as credit card issuers, who have an existing relationship with those consumers. The client provides the Company with lists of consumers which the Company inputs into its database management system to model, analyze and identify likely members. The Company pays the client an annual royalty for initial and renewal membership fees received by the Company from consumers provided to it by the client. The royalties paid to clients by the Company average approximately 20% of initial and renewal membership fees.

      The Company has developed a consultative product development process coordinating the efforts of its sales and marketing group with those of its client management group in order to anticipate client needs for new product offerings. The Company's senior management works with both of these groups to develop and refine new program concepts and then to introduce the new program. An important factor in the Company's ability to develop innovative programs is its emphasis on telemarketing, which allows it to obtain and analyze market trend information quickly. The Company believes this method of product development has allowed it to respond quickly and effectively to market demand for new programs.

      The Company believes that it was the first membership company to introduce aggregated discount services in the areas of health, sports, fashion and beauty, financial and personal computer programs. The Company also believes that all of its programs are innovative with respect to the variety and quality of particular services, discounts and other features which those programs offer. By bundling and reconfiguring various features of its standard programs, the Company can customize a program to the particular needs and demands of its clients.

WHOLESALE PROGRAMS

      In addition to marketing its programs directly to consumers through lists provided by credit card issuers and other businesses and organizations, the Company has begun to provide membership service programs on a wholesale basis. Typically, the Company works with a wholesale client to incorporate elements from one or more of its standard service programs in the design of a custom program for the client. The client will then provide the membership in the customized format to its customers as a value-added feature. The client pays the Company the membership fees for the customers who receive the service program. Wholesale programs substantially reduce the cost for the Company to acquire new members, which results in higher profit margins for the Company. Accordingly, the Company provides membership in the service program for fees which are less than the Company's standard fees for the program. To date, substantially all of the Company's revenues have been from individual memberships.

MEMBER SERVICE

      The Company believes that providing high quality service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client which offered the service program. Currently, the Company maintains two call centers located in Omaha, Nebraska and Houston, Texas, with a total of approximately 270 membership service representatives. The Company's service centers are available to members, toll free, 24 hours-a-day, seven days-a-week. All new membership service representatives are required to complete a two-week classroom training course before beginning to take calls and attend on-the-job training thereafter. Through both its training programs, its systems and its software, the Company seeks to provide members with friendly, rapid and effective answers to questions. The Company also works closely with its clients' customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by the Company.

TECHNOLOGY

      The Company has invested substantially in advanced management information systems to allow it to operate its business more efficiently and productively. Accordingly, the Company has developed proprietary software that is designed to accept its clients' customer databases for review, analysis and modeling in order to identify likely members. The Company receives new member information from telemarketers on a daily basis, and the system routes that data to other Company facilities for member fulfillment and allows the Company to mail member information kits to new members very rapidly. The system also receives confirmation of billing data from the Company's merchant processors on a regular basis, permitting the Company to update the status of each member, including member profile information.

      In providing quality service to its members, the Company's management information system interacts with the Company's advanced call routing system to prepare the Company's membership service representatives to better serve members by displaying a member's profile prior to receiving the call. The Company's telecommunications systems also monitor the performance quality of its membership service representatives and other aspects of its business through sophisticated reporting capabilities. In addition, the Company's marketing experts use both the

Company's proprietary systems and advanced systems from outside vendors to review, analyze and model the demographics of lists of prospective members supplied by clients, in order to determine which customers are most likely to respond to an offer and retain their membership.

FULFILLMENT

      In most cases the products and services offered to members through the Company's programs are provided directly to the members by independent vendors. The Company evaluates and engages only those vendors which can cost-effectively deliver high quality products and services. Vendors generally benefit by gaining significant volume demand with minimal associated marketing expense. Accordingly, vendors gain access and marketing exposure to the Company's membership base and, pursuant to contractual arrangements with the Company, generally quote a discount price. The Company receives no material payments from these vendors for rendering services to the Company's members and, in certain cases, the Company pays its vendors a fee based on the volume of members in the Company's program or based on other agreed upon factors.

      The Company's contracts with its vendors are generally for a one year term, with subsequent one year renewal terms at the option of the Company. Vendors may cancel contracts with the Company but, in most cases, only for cause and subject to notice provisions to provide the Company time to locate a substitute vendor. Most vendor contracts are non-exclusive, but have requirements that the vendors maintain the confidentiality of the terms of the contract.

SALES AND MARKETING

      The Company solicits members for its programs primarily by direct marketing methods, including telemarketing, which it outsources to third party contractors. To a lesser extent the Company uses direct mail, either as a solo piece mailed at its own expense or at its client's expense. Some of the Company's individual memberships are available on-line to interactive computer users through the World Wide Web.

      The Company primarily offers its programs to consumers listed in databases provided to it by clients. The Company's proprietary software and systems permit it to accept this information from a client in electronic form. Marketing specialists at MemberWorks are then able to review, analyze and model the information on the database in order to design and implement an effective telemarketing program. In addition, the Company has recently begun to sell service programs on a wholesale basis. Under those programs, the Company does not pay for the marketing costs to solicit memberships. Instead, the client offering the memberships is responsible for marketing, usually with the assistance of the Company. In some cases, the client may provide wholesale memberships to its customers free of charge and pay the periodic membership fee to the Company for each customer membership. In other cases, the client may charge a reduced fee to its customer.

      The Company's sales strategy is to establish and maintain long-term relationships with those clients who offer its programs. The Company employs a consultative sales process to understand and define client needs and to determine how those needs can be addressed by the membership service programs which the Company offers. MemberWorks seeks to build upon its existing customer relationships by integrating and cross-selling its different membership service programs.

DISTRIBUTION

      The Company arranges with client financial institutions, retailers, oil companies and other credit card issuers to market membership programs to such clients' individual account holders and customers. Clients generally receive royalties on initial and renewal memberships. The Company's contracts with these clients typically grant the Company the right to continue providing membership services directly to such clients' individual account holders even if the client terminates the contract, provided that the client continues to receive its royalties. Currently, the Company has 43 credit card issuer clients to whom it is obligated to pay royalties, including 16 of the top 25 issuers of bank credit cards, three of the top five issuers of oil company credit cards and the leading issuer of retail company credit cards.

      The Company is also actively developing new distribution channels. MemberLink(SM) is an arrangement where inbound callers to a client, meeting certain criteria, are offered the Company's membership service programs by the client's service representative or by a MemberWorks membership service representative through a call transfer. Access and information about several of the Company's membership service programs are also available through client home pages on the World Wide Web.

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

      Most client relationships are pursuant to contracts which may be terminated by the client upon 30 to 90 days notice without cause and without penalty. Upon such termination, the Company generally has the right to continue its relationship with the client's customers that have become program members for a specified period to substantially the same extent as prior to the termination, but may not resolicit those members upon such member's cancellation or non-renewal of the member's membership.

      Approximately 30.7% and 13.8% of the Company's revenues for the year ended June 30, 1997 were attributable to members solicited from the customer lists provided by Sears and Capital One, respectively.


GOVERNMENT REGULATION

      The primary means which the Company uses to market its programs is telemarketing. The telemarketing industry has become subject to an increasing amount of Federal and state regulation as well as general public scrutiny in the past several years. The Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent telemarketing activities that constitute "unfair or deceptive acts or practices." Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement or private actions for any failure to comply with such regulations. The Company's provision of membership programs requires the Company to comply with certain state regulations, changes in which could materially increase the Company's operating costs associated with complying with such regulations. The risk of noncompliance by the Company with any rules and regulations enforced by a Federal or state consumer protection authority may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could materially adversely affect the Company's business, financial condition and results of operations. Also, the media often publicizes perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers, and the membership programs industry is susceptible to peremptory charges by the media of regulatory noncompliance and unfair dealing.

COMPETITION

      Competition in the membership services market for clients, such as credit card issuers, is intense. Several of the Company's competitors offer membership programs which provide services similar to, or which directly compete with, those provided by the Company. Because contracts between clients and program providers are often exclusive with respect to a particular service, potential clients may be prohibited from contracting with the Company to promote a program if the services provided by the Company's program are similar to, or merely overlap with, the services provided by an existing program of a competitor. Most of the Company's clients provide, either directly or through third parties, programs offered by the Company's competitors, and the Company's agreement with Sears, its principal client, permits Sears to offer its customers programs that directly compete with those offered by the Company. Competition for new members is also intense, particularly as the market becomes saturated with customers who are already members of competing programs. The Company's principal competitor is CUC International Inc. ("CUC"). The Company's other competitors include large retailers, travel agencies, financial institutions and other organizations. There can be no assurance that the Company's competitors will not increase their emphasis on programs similar to those offered by the Company and more directly compete with the Company, that new competitors will not enter the market, or that other businesses will not themselves introduce competing programs.

      Many of the Company's current and prospective competitors, including CUC, have substantially larger customer bases and greater financial and other resources than the Company. There can be no assurance that the Company's current or potential competitors will not provide programs comparable or superior to those provided by the Company at lower membership prices or adapt more quickly than the Company to evolving industry trends or changing market requirements. In addition, alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete effectively against current and future competitors.

      The Company believes that the principal competitive factors in the membership services industry include the ability to identify, develop and offer innovative service programs, the quality and breadth of service programs offered, price and marketing expertise. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability to hire and retain employees, the development by others of service programs that are competitive with the Company's service programs, the price at which others offer comparable service programs and the extent of the Company's competitors' responsiveness to customer needs.

      Providers of membership programs compete for client marketing budget dollars with other marketing activities and, in particular, other forms of direct marketing activities, such as direct mail. In recent years, there have been significant advances in new forms of direct marketing, such as the development of interactive shopping and data collection through television, the Internet and other media. Many industry experts predict that electronic interactive commerce, such as shopping and information exchange through the World Wide Web, will proliferate significantly in the foreseeable future. To the extent such proliferation occurs, it could have a material adverse effect on the demand for membership programs. Furthermore, as the telemarketing industry continues to grow, the effectiveness of telemarketing, which is the Company's major means of marketing its programs, as a direct marketing tool may decrease as a result of increased consumer resistance to telemarketing in general.

EMPLOYEES

      As of June 30, 1997, the Company employed 463 persons on a full-time basis and 35 on a part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.


Item 2.  Properties

      The Company leases space in Stamford, Connecticut, Omaha, Nebraska and Houston, Texas. The Stamford office serves as the Company's headquarters. The Omaha and Houston locations are primarily call centers for membership services representatives, operations and telemarketing personnel. The Omaha location is also the Company's main computer and telecommunications systems center and contains member fulfillment and warehouse facilities.

      A summary of key information with respect to the Company's leased facilities is as follows:

       Location                           Square Footage       Year of Lease Expiration
       --------                           --------------       ------------------------

       Stamford, CT.....................       27,550            2006
       Omaha, NE........................       54,143            1997 through 2000
       Houston, TX......................       40,631            2006


Item 3.  Legal Proceedings

      From time to time, the Company may be involved in litigation or in settlement proceedings relating to claims arising out of its operations in the normal course of business. Except as described below, the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition and results of operations.

      On September 13, 1996, the Company and certain of its executive officers entered into an agreement settling litigation involving a former officer of the Company. The fulfillment of the settlement terms did not have a material impact on the Company's business, financial condition and results of operations.

      In June 1996, the Company received notice from a third party that "Money Master" was a registered servicemark of such party and that the Company's use of its MoneyMaster servicemark infringes such party's rights. The Company believes that its servicemark does not infringe such party's servicemark, but there can be no assurance that the Company will prevail in its position on this matter. The Company has notified the other party of its position, but has not received a response to that notification.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended June 30, 1997.

EXECUTIVE OFFICERS OF REGISTRANT

      The executive officers of registrant of the Company, and their respective ages as of June 30, 1997, are as follows:

Name                 Age   Position
----                 ---   --------
Gary A. Johnson      42    President and Chief Executive Officer, Director
Dennis P. Walker     52    Executive Vice President, Director
James B. Duffy       43    Senior Vice President and Chief Financial Officer
Steven H. Levenherz  53    Senior Vice President - Administration/Law
David Schachne       36    Senior Vice President - Marketing


      Gary A. Johnson, a co-founder of the Company, has served as President and Chief Executive Officer and a Director of the Company since its inception. From 1987 to 1989, Mr. Johnson founded and served as President of American Target Group Marketing, a marketer of membership services for magazine publishers. From 1983 to 1987, Mr. Johnson was Vice President of New Product Development and Marketing for CUC, a membership program services marketing firm. From 1981 to 1983, Mr. Johnson was a Marketing Director of the Marketing Consulting Division of General Electric. Mr. Johnson received a B.S. from Tufts University and an M.B.A. from Harvard Business School.

      Dennis P. Walker, a co-founder of the Company, has served as Executive Vice President and a Director of the Company since its inception. Prior to founding MemberWorks, Mr. Walker founded and served as President of Walker Enterprises, a direct marketing and credit card merchandising business from 1978 to 1988. Mr. Walker received a B.A. from the University of Nebraska.

      James B. Duffy joined the Company as Senior Vice President and Chief Financial Officer in June 1996. Prior to joining the Company, Mr. Duffy served in various senior financial management positions, most recently as Senior Vice President, Business Planning, at Merck Medco Managed Care, Inc., a prescription benefit management company, from 1986 to 1996.

      Steven H. Levenherz, Senior Vice President - Administration/ Law, joined the Company in May 1993 and, through June 1996, served as Chief Financial Officer. Prior to joining the Company, Mr. Levenherz was an independent consultant in financial and mergers and acquisitions matters from 1992 through 1993 and, from 1990 to 1992 he served as Chief Financial Officer at Phoenix Partners, a merchant banking firm. From 1987 to 1990 Mr. Levenherz served as Senior Vice President of Financial Planning at Horsehead Industries, Inc., a leveraged buy-out company. Mr. Levenherz received a B.B.A. from the Baruch School of the City College of New York and a J.D. from the University of North Carolina, Chapel Hill.

      David Schachne joined the Company as Senior Vice President - Marketing in 1990. Prior to joining the Company, Mr. Schachne was Vice President of Sleep Technologies, Inc., a manufacturer and wholesaler of home furnishing products. Mr. Schachne received a B.A. from the State University of New York, Albany and his M.B.A. from Harvard Business School.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

      The Company completed an initial public offering of its Common Stock, par value $0.01 per share ("Common Stock") on October 23, 1996 at an initial price to the public of $17.00. The Common Stock is listed on the NASDAQ National Market (NASDAQ) under the symbol MBRS. The following table sets forth for the periods indicated the high and low closing sale prices per share as reported on the NASDAQ.

                                     High        Low
                                     ----        ---
Fiscal Year Ended June 30,1997:
  First Quarter                       N/A        N/A
  Second Quarter(October 18,1996      17       10 1/2
          through December 31,1996)
  Third Quarter                       18 1/4      13
  Fourth Quarter                      18 1/2    14 3/4


      As of September 15, 1997, there were 40,000,000 shares of Common Stock authorized of which 14,727,807 shares of Common Stock were outstanding, held of record by approximately 1,700 stockholders. The Company has not declared or paid any cash dividends to date and anticipates that all of its earnings in the foreseeable future will be retained for use in its business. The Company's future dividend policy will depend on the Company's earnings, capital requirements, financial condition, requirements of the financing agreements to which the Company is a party and other factors considered relevant by the Board of Directors.

      The effective date of the registration statement pursuant to which the Company conducted the public offering of its Common Stock described above was October 18, 1996 and the file number was 333-10541. The Company filed its initial report on Form SR on January 27, 1997 for the period ended January 18, 1997.

      From the effective date of the registration statement filed in connection with the offering to July 31, 1997, the net proceeds of the offering were used as follows (in thousands).



Purchase and installation of machinery and equipment.......... $2,473
Repayment of indebtedness..................................... $2,818
Working Capital............................................... $2,894
                                                               ------
                                                               $8,185
                                                               ======

      The remaining $28,215,000 of the proceeds has been invested in short-term, highly rated money market funds, government securities and commercial paper. Of the $2,818,000 used to repay indebtedness, $1,855,000 represented direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

Item 6.  Selected Financial Data

      The selected consolidated statements of operations data for each of the years ended June 30, 1993, 1994, 1995, 1996, and 1997 and the selected consolidated balance sheet data as of June 30, 1993, 1994, 1995, 1996, and 1997 set forth below are derived from the consolidated financial statements of the Company, which have been audited by Price Waterhouse LLP. The selected consolidated financial information of the Company is qualified by reference to and should be read in conjunction with Item 8- "Consolidated Financial Statements and Supplementary Data," and Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                              Year Ended June,
                                                     ------------------------------------------------------------------

                                                     1993          1994               1995           1996          1997
                                                     ----          ----               ----           ----          ----

                                                                   (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF
     OPERATIONS DATA:
Revenues from membership fees....................   $17,269       $25,830         $   41,547       $57,012       $79,174
Total expenses...................................    21,527        31,846             52,279        62,259        83,032
                                                     ------       -------         ----------       -------       -------
Net loss.........................................   $(4,258)      $(6,016)        $  (10,732)      $(5,247)      $(3,858)
                                                    =======       =======         ==========       =======       =======

Net loss per share (a)...........................                                                  $ (0.42)      $ (0.35)
                                                                                                   =======       =======

Weighted average common and common
equivalent shares outstanding (a)................                                                   12,741        13,901
                                                                                                   =======       =======


(a) 1996 net loss per share and weighted average shares outstanding represent pro-forma calculations and have been adjusted to reflect as outstanding all Common Stock and common stock equivalents issued during the twelve-month period preceding the October 18, 1996 initial public offering of the Company's Common Stock, using the treasury stock method and including the number of shares issued on October 23, 1996 necessary to redeem the Series E and F Preferred Stock.

                                                                             June 30,
                                                ------------------------------------------------------------------

                                                   1993          1994          1995           1996          1997
                                                   ----          ----          ----           ----          ----
                                                                                     (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................         $ 1,017       $ 2,566       $ 5,323        $ 4,312       $40,758
Working capital (deficit)................          (4,605)      (11,065)      (13,410)       (18,977)        7,731
Total assets.............................          13,545        23,823        29,726         41,927        84,423
Long-term obligations....................           4,338         3,731         8,065          1,089           438
Redeemable preferred stock...............           5,216         6,096        10,926         20,487             -
Shareholders' equity (deficit)...........         (12,737)      (18,627)      (30,367)       (36,332)       14,030


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      Information required by this Item is attached as Appendix A.

Item  8. Financial Statements and Supplementary Data
      Information required by this Item is attached as Appendix B.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

       The information contained in the Company's Proxy Statement under the sections titled "Election of Directors" is incorporated herein by reference in response to this item. Information regarding the Executive Officers of the Company is furnished in Part I of this Annual Report on From 10-K under the heading "Executive Officers of the Registrant".

Item 11.  Executive Compensation

      The information contained in the Company's Proxy Statement under the section titled "Executive Compensation" is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information contained in the Company's Proxy Statement under the section titled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

      The information contained in the Company's Proxy Statement under the section titled "Certain Relationships and Related Transactions" is incorporated herein by reference in response to this item.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1)    Financial Statements

      The following consolidated financial statements of MemberWorks Incorporated are included in Appendix B attached hereto.

      Consolidated Balance Sheets as of June 30, 1997 and 1996 Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995
      Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995
      Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995
      Notes to Consolidated Financial Statements
      Report of Independent Accountants

(a)  (2)    Financial Statement Schedule

      Report of Independent Accountants on Financial Statement Schedule       17
      Schedule II - Valuation and Qualifying Accounts - Years ended June 30,
      1997, 1996 and 1995                                                     17

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)   Exhibits:

      Exhibits filed as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceeding the exhibits located at the end of this Annual Report.

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MEMBERWORKS INCORPORATED
                                                (Registrant)


                              By:          /s/ Gary A. Johnson
                                          ----------------------------------
                                          Gary A. Johnson, President, Chief
                                          Executive Officer and Director


                                          Date: September 29, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                                      Title                                        Date
---------                                      -----                                        ----

By:  /s/ Gary A. Johnson            President, Chief Executive Officer and Director      September 29, 1997
    -----------------------
         Gary A. Johnson

By: /s/ Dennis P. Walker            Executive Vice President and Director                September 29, 1997
    -----------------------
        Dennis P. Walker

By: /s/ James B. Duffy              Senior Vice President, Chief Financial Officer       September 29, 1997
    -----------------------
        James B. Duffy

By: /s/Stephen J. Clearman          Director                                             September 29, 1997
    -----------------------
       Stephen J. Clearman

By: /s/Alec L. Ellison              Director                                             September 29, 1997
    -----------------------
       Alec L. Ellison

By: /s/ Michael R. O'Brien          Director                                             September 29, 1997
    -----------------------
        Michael R. O'Brien

By: /s/ Marc S. Tesler              Director                                             September 29, 1997
    -----------------------
        Marc S. Tesler

Exhibit
 No.                     Description
 ---                     -----------

   *3.1 Restated Certificate of Incorporation of the Registrant, to be filed upon closing of this offering. (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

   *3.2 Restated By-laws of the Registrant. (filed as Exhibit 3.4 to the
        Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

   *4.1 Amended and Restated Registration Rights Agreement, dated as of
        September 9, 1994 between the Registrant and Brown Brothers Harriman & Co. (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

   *4.2 Registration Rights Agreement, dated September 20, 1995 among the
        Registrant and the Stockholders set forth on Schedule I thereto. (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

 *10.1  Amended Employee Incentive Stock Option Plan. (filed as Exhibit 10.1
        to the   Company's Registration Statement on Form S-1, Registration
        No. 333-10541, filed on October 18, 1996)

 *10.2 1995 Executive Officers' Stock Option Plan. (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

 *10.3  1995 Non-Employee Directors' Stock Option Plan. (filed as Exhibit
        10.3 to the Company's Registration Statement on Form S-1,
        Registration No. 333-10541, filed on October 18, 1996)

 *10.4 1996 Stock Option Plan. (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

 *10.5 1996 Employee Stock Purchase Plan. (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

 *10.6 401(k) Profit Sharing Plan of the Registrant, dated April 1, 1996. (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

 *10.7 Term Lease Master Agreement between IBM Credit Corporation and the Registrant, dated as of November 26, 1991. (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.8 Master Lease Agreement between Bankers Leasing Association, Inc. and the Registrant, dated as of May 7, 1996. (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.9 Amended and Restated Credit Agreement, dated as of April 8, 1996 among the Registrant, the lender parties thereto and Brown Brothers Harriman & Co. (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.10 Warrant Agreement dated as of September 9, 1994, between the Registrant and Brown Brothers Harriman & Co. (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.11 Form of Warrant for the Purchase of Class A Common Stock, dated March 30, 1994. (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.12 Form of Stock Subscription Warrant, dated as of July 31, 1995. (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.13 Form of Stock Subscription Warrant with Voting Rights, dated August 3, 1995(filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.14  Form of Stock Subscription Warrant, dated August 15, 1995. (filed as
        Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.15 Consulting Agreement, dated as of January 1, 1996, by and between the Registrant, Giga Information Group, Inc. and Neill Brownstein. (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.16 Agreement dated as of October 7, 1994 by and between Sears, Roebuck and Co. and the Registrant. (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

  *10.17 License Agreement, dated August 1, 1990, by and between the Registrant and Sears Roebuck and Co. (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

   *10.18 Lease Agreement between Stamford Towers Limited Partnership and the
          Registrant, dated January 15, 1996. (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

   *10.19 Business Property Lease between V and R Joint Venture and the
          Registrant, dated October 4, 1995. (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

   *10.20 Arena Tower II Lease Agreement by and between Arena Tower II
          Corporation and the Registrant, dated February 12, 1996, as amended. (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

    10.21 Amendment No. 1 to Amended and Restated Credit Agreement, dated May 8, 1997 among the Registrant, the lender parties thereto and Brown Brothers Harriman & Co.

    10.23 Lease Agreement between Stamford Towers Limited Partnership and the Registrant, dated May 20, 1997.

    10.24 Second Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated January 24, 1997.

    10.25 Third Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated July 23, 1997.

    10.26 Sublease Agreement between Brenmar Marketing Company, Inc. and Registrant dated June 23, 1997.

  11      Statement re computation of per share earnings.
  21      Subsidiaries of the Registrant.
  23      Consent of Price Waterhouse LLP.
  27      Financial Data Schedule.


---------------------------------------------------
*Previously filed.

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors and Shareholders of MemberWorks Incorporated

Our audits of the consolidated financial statements referred to in our report dated July 29, 1997 appearing in the 1997 Annual Report to the Shareholders of MemberWorks Incorporated (which report and consolidated financial statements are attached as Appendix B to this Annual Report on Form 10-K) also included the audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set fourth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
New York, New York
July 29, 1997

                            MEMBERWORKS INCORPORATED
               Schedule II - Valuation and Qualifying Accounts




                 Column A                  Column B                    Column C                       Column D          Column E
-----------------------------------  ----------------- ---------------------------------------- ------------------- ----------------
                                                                       Additions
                                                       ----------------------------------------
                                          Balance at       Charged to            Charged to
                                           Beginning        Costs and          Other Accounts        Deductions          Balance at
               Description                 of Period        Expenses             --Describe          --Describe        End Of Period
-----------------------------------  ----------------- ------------------- -------------------- ------------------- ----------------

YEAR ENDED JUNE 30, 1997
Allowance for cancellations ......    $    10,117,000                           $ 77,853,000(A)    $ 76,569,000(B)     $11,401,000
Valuation allowance for deferred
   tax assets ....................         11,599,000       $ 1,378,000                                                 12,977,000

YEAR ENDED JUNE 30, 1996
Allowance for cancellations ......          6,765,000                             61,264,000(A)      57,912,000(B)      10,117,000
Valuation allowance for deferred
   tax assets ....................          9,700,000         1,899,000                                                 11,599,000

YEAR ENDED JUNE 30, 1995
Allowance for cancellations ......          5,101,000                             46,667,000(A)      45,003,000(B)       6,765,000
Valuation allowance for deferred
   tax assets ....................          6,003,000         3,697,000                                                  9,700,000


-------------------------------------------
(A) Charged to balance sheet account "Deferred membership fees"
(B) Charges for refunds upon membership cancellations.

APPENDIX A

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


MEMBERWORKS INCORPORATED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MemberWorks addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance the existing relationships between businesses and consumers. The Company derives its revenues principally from annually renewable membership fees. The Company receives full payment of annual fees at or near the beginning of the membership period, but recognizes revenue ratably over the membership period. Similarly, the costs associated with soliciting each new member, as well as the cost of royalties, printing and mailing of membership materials are amortized ratably over the same period. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.

FISCAL 1997 COMPARED TO FISCAL 1996

Revenues

Revenues increased 39% to $79.2 million in 1997 from $57.0 million in 1996 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 2.0 million members at June 30, 1997 from 1.5 million members at June 30, 1996. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the roll-out of new programs introduced in 1996 and 1997. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $33.4 million in 1997 from $23.3 million in 1996. As a percentage of individual membership revenues, these amounts represented 43% in 1997 and 41% in 1996.

Operating Expenses

Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 44% to $16.8 million in 1997 from $11.6 million in 1996. As a percentage of revenues, operating expenses increased to 21.2% in 1997 from 20.4% in 1996. These increases were primarily due to the Company opening a new membership service facility in Houston, Texas which commenced operations during the June 1996 quarter as well as increased operating costs necessary to support the growing membership base.

Marketing Expenses

Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 33% to $50.9 million in 1997 from $38.4 million in 1996. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 64.3% in 1997 from 67.4% in 1996. The decrease was due to the effect of increased retention and an increase in the weighted average program fee. In addition to marketing expenses, the Company also monitors the spending for membership solicitation and other deferred costs, which is amortized ratably over the membership period. These costs increased 31% to $62.9 million in 1997 from $48.2 million in 1996 primarily due to increased marketing efforts incurred to expand the membership base. The Company expects these costs will continue to increase in future periods in order to continue the expansion of the Company's membership base.

General and Administrative Expenses

General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 37% to $16.3 million in 1997 from $11.9 million in 1996. The increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs. The additional personnel were necessary to support the Company's growth and expansion. As a percentage of revenues, general and administrative expenses decreased to 20.6% in 1997 from 20.9% in 1996.

Other (Income) Expense, Net

Other (income) expense, net is primarily composed of interest income from cash and cash equivalents, partially offset by financing charges relating to notes payable, equipment leases and other debt. Other income, net of $930,000 was reported in 1997 compared to other expense, net of $310,000 reported in 1996. The increase in other income, net was primarily due to the interest earned on cash and cash equivalents resulting from the proceeds of the initial public offering completed on October 23, 1996. The Company invests in short-term, investment-grade, interest bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

MEMBERWORKS INCORPORATED

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

The Company was not required to record a provision for income taxes for the years ended June 30, 1997 and 1996 due to its net operating losses. As of June 30, 1997, the Company had accumulated federal net operating loss carry forwards of $32.0 million.

FISCAL 1996 COMPARED TO FISCAL 1995

Revenues

Revenues increased 37% to $57.0 million in 1996 from $41.5 million in 1995 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 1.5 million members at June 30, 1996 from 1.1 million members at June 30, 1995. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the introduction in 1996 of three new programs. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees and an increase in the initial and renewal fees for certain programs. Revenues from renewals increased to $23.3 million in 1996 from $15.0 million in 1995. As a percentage of individual membership revenues, these amounts represented 41% in 1996 and 37% in 1995.

Operating Expenses

Operating expenses increased 20% to $11.6 million in 1996 from $9.7 million in 1995. The increase was due principally to additional costs incurred to support the growth in the membership base, partially offset by the absence of costs associated with the Company's discount coupon business, which was discontinued in 1995. As a percentage of revenues, operating expenses decreased to 20.4% in 1996 from 23.4% in 1995. Excluding expenses associated with the discontinued discount coupon business, operating expenses as a percentage of revenues in 1995 would have been 20.7%. The decrease as a percentage of revenues primarily resulted from increased efficiencies in the Company's membership service operations.

Marketing Expenses

Marketing expenses increased 17% to $38.4 million in 1996 from $32.8 million in 1995. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 67.4% in 1996 from 78.9% in 1995. The decrease was due to lower per member telemarketing costs, as well as the favorable effect of an increase in the weighted average program fee and an increase in renewal revenues as a percentage of total revenues. Membership solicitation and other deferred costs, which are amortized ratably over the membership period, increased 20% to $48.2 million in 1996 from $40.2 million in 1995 primarily due to increased marketing efforts.

General and Administrative Expenses

General and administrative expenses increased 34% to $11.9 million in 1996 from $8.9 million in 1995. The increase was the result of hiring additional personnel at all levels and the related increase in facilities costs, partially offset by the absence of costs associated with the Company's discount coupon business, which was discontinued in 1995. As a percentage of revenues, general and administrative expenses decreased to 20.9% in 1996 from 21.4% in 1995. Excluding general and administrative expenses associated with the discontinued discount coupon business, general and administrative expenses increased as a percentage of revenues to 20.9% in 1996 from 18.7% in 1995. The increase as a percentage of revenues was primarily a result of hiring additional personnel in the second half of fiscal 1996 and a related increase in facilities costs.

Other (Income) Expense, Net

Other expense, net decreased to $310,000 in 1996 from $893,000 in 1995 as the result of lower borrowings by the Company in 1996.

Provision for Income Taxes

The Company was not required to record a provision for income taxes for the years ended June 30, 1996 and 1995 due to its net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company funded operations primarily through private sales of securities. More recently, the Company sold 2,400,000 shares of its Common Stock in an initial public offering on October 18, 1996. Net proceeds of the offering, after deducting underwriting discounts, commissions and offering expenses, approximated $36.4 million. Approximately $2.5 million of the net proceeds were utilized to redeem all outstanding shares of Series E and Series F Preferred Stock on October 23, 1996. The Company expects to use the remainder of the net proceeds of the initial public offering for working capital and other general corporate purposes, including possible acquisitions.

Net cash provided by operating activities was $7.8 million and $1,000 for the years ended June 30, 1997 and 1996, respectively, and net cash used by operating activities was $3.5 million for the year ended June 30, 1995. This improvement in operating cash flow is due to several factors including improved operating results, improved membership solicitation cost ratios and improved control over receivables and payables.

MemberWorks Incorporated

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's capital expenditures for 1997, 1996 and 1995 were $3.8 million, $2.3 million and $519,000, respectively. The increased expenditures in 1997 compared to 1996 were primarily related to an upgrade of the Company's mainframe computer system and the Company's new membership services facility opened in the June 1996 quarter. The Company expects to have increased capital expenditures in fiscal 1998 to increase capacity of its computer systems and increase capacity of its services and office facilities.

The Company's net cash provided by financing activities was $32.4 million in 1997 primarily due to the initial public offering of the Company's Common Stock. During the third quarter of fiscal 1997, the Company's Board of Directors authorized a plan to repurchase up to 150,000 shares of the Company's Common Stock. The Company bought back 47,000 shares for $715,000 under this plan during the fourth quarter of 1997. The repurchased shares will be used to provide Common Stock required for exercises of options granted by the Company under the 1996 Stock Option Plan.

Working capital at June 30, 1997 was $7.7 million compared to negative working capital of $19.0 million at June 30, 1996. This improvement is primarily due to the receipt of net proceeds from the initial public offering. As of June 30, 1997, the Company had cash and cash equivalents of $40.8 million. In addition, the Company has a $7.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. Borrowings as of and during the year ended June 30, 1997 were not significant. Because of ongoing costs in connection with soliciting new members, the Company expects to continue to utilize net cash generated from operating activities, if any, to increase the Company's membership base. The Company believes its existing cash balances, bank credit facility and funds generated from operations will be sufficient to meet its funding requirements for at least the next twelve months.

CERTAIN FACTORS AFFECTING FUTURE RESULTS

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, including the statements in Liquidity and Capital Resources regarding the adequacy of funds to meet future funding requirements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's history of losses, the Company's ability to retain existing clients and attract new clients, the Company's dependence on membership renewals, intense competition, the Company's continuing ability to develop new programs which generate consumer interest, and general economic factors. The Company has incurred significant operating losses since its inception. Although the Company has experienced revenue growth in recent periods, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will achieve or maintain profitability in the future.

APPENDIX B

FINANCIAL STATEMENTS

MemberWorks Incorporated
CONSOLIDATED BALANCE SHEETS

                                                                                                            June 30,
(In thousands, except per share data)                                                                 1997          1996
------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                                    $   40,758     $   4,312
   Accounts receivable                                                                               3,193         6,439
   Prepaid membership materials                                                                      1,678         1,065
   Prepaid expenses                                                                                    284           204
   Membership solicitation and other deferred costs                                                 31,773        25,686
------------------------------------------------------------------------------------------------------------------------

      Total current assets                                                                          77,686        37,706
Fixed assets, net                                                                                    6,377         3,261
Other assets                                                                                           360           960
------------------------------------------------------------------------------------------------------------------------

                                                                                                $   84,423     $  41,927
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term obligations                                                  $      724     $     991
   Accounts payable                                                                                 13,854        10,433
   Accrued liabilities                                                                              13,904        14,631
   Deferred membership fees                                                                         41,473        30,628
------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                     69,955        56,683
Long-term obligations                                                                                  438         1,089
------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                             70,393        57,772
Redeemable preferred stock                                                                              --        20,487
------------------------------------------------------------------------------------------------------------------------
      Total liabilities and redeemable preferred stock                                              70,393        78,259
------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 4)                                                                 --             --
Shareholders' equity:
   Common stock, $0.01 par value --
      40,000 shares authorized (27,630 shares at June 30, 1996);
      14,942 shares issued (5,857 shares at June 30, 1996)                                             149            59
   Capital in excess of par value                                                                   59,472         3,602
   Deferred compensation                                                                            (1,445)       (1,400)
   Accumulated deficit                                                                             (43,158)      (38,320)
   Treasury stock, 221 shares at cost (174 shares at June 30,1996)                                    (988)         (273)
------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity (deficit)                                                          14,030       (36,332)
------------------------------------------------------------------------------------------------------------------------
                                                                                                $   84,423      $ 41,927
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

MemberWorks Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Year ended June 30,
(In thousands, except per share data)                                                  1997           1996          1995
------------------------------------------------------------------------------------------------------------------------
Revenues from membership fees                                                      $ 79,174       $ 57,012      $ 41,547
Expenses:
   Operating                                                                         16,762         11,623         9,702
   Marketing                                                                         50,904         38,410        32,799
   General and administrative                                                        16,296         11,916         8,885
   Other (income) expense, net principally interest                                    (930)           310           893
------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                       83,032         62,259        52,279
------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                             (3,858)        (5,247)      (10,732)
Provision for income taxes                                                               --             --            --
------------------------------------------------------------------------------------------------------------------------
Net loss                                                                           $ (3,858)     $  (5,247)     $(10,732)
------------------------------------------------------------------------------------------------------------------------
Net loss per share                                                                 $  (0.35)     $   (0.42)
------------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares outstanding                      13,901        12,741
------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

MemberWorks Incorporated
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                            Capital in
                                         Common Stock       excess of       Deferred Accumulated   Treasury
(In thousands)                           Shares   Amount    par value   compensation     deficit      stock       Total
-------------------------------------------------------------------------------------------------------------------------
Balance-- June 30, 1994                  5,781     $  58     $  1,538   $      --    $ (20,223)     $   --      $ (18,627)
For the year ended June 30, 1995:
Issuance of common stock                    76         1           64                                                  65
Issuance of warrants                                               --                                                  --
Acquisition of treasury stock                                      84                                 (273)          (189)
Preferred stock dividends and accretion                                                   (884)                      (884)
Net loss                                                                               (10,732)                   (10,732)
-------------------------------------------------------------------------------------------------------------------------
Balance-- June 30, 1995                  5,857        59        1,686          --      (31,839)       (273)       (30,367)
For the year ended June 30, 1996:
Issuance of common stock                    --        --            1                                                   1
Issuance of warrants                                              515                                                 515
Preferred stock dividends and accretion                                                 (1,234)                    (1,234)
Deferred compensation                                           1,400      (1,400)                                     --
Net loss                                                                                (5,247)                    (5,247)
-------------------------------------------------------------------------------------------------------------------------
Balance-- June 30, 1996                  5,857        59        3,602      (1,400)     (38,320)       (273)       (36,332)
For the year ended June 30,1997:
Issuance of common stock                 2,621        26       36,547                                              36,573
Acquisition of treasury stock                                                                         (715)          (715)
Preferred stock dividends and accretion                                                   (980)                      (980)
Conversion of preferred stock
   into common stock                     6,464        64       18,854                                              18,918
Deferred compensation                                             469         (45)                                    424
Net loss                                                                                (3,858)                    (3,858)
-------------------------------------------------------------------------------------------------------------------------
Balance-- June 30, 1997                 14,942      $149      $59,472    $ (1,445)   $ (43,158)     $ (988)     $  14,030
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

MemberWorks Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year ended June 30,
(In thousands)                                                                       1997           1996          1995
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                                                      $   (3,858)     $  (5,247)    $ (10,732)
   Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
      Membership solicitation and other deferred costs                              (62,929)       (48,201)      (40,178)
      Amortization of membership solicitation and other deferred costs               56,842         43,097        36,092
      Deferred membership fees                                                       10,845          7,036         6,569
      Depreciation and amortization                                                   1,295            746           536
      Other                                                                             424            469           711

   Change in assets and liabilities affecting operating cash flows:
   Accounts receivable                                                                3,246         (5,074)          659
   Prepaid membership materials                                                        (613)          (733)           30
   Prepaid expenses                                                                     (80)          (114)           20
   Other assets                                                                         (31)          (252)          (40)
   Accounts payable                                                                   3,421          2,729           476
   Accrued liabilities                                                                 (727)         5,545         2,381
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                   7,835              1        (3,476)
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Acquisition of fixed assets                                                       (3,760)        (2,264)         (519)
   Investment in and advances to joint venture                                           --            (48)          (98)
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (3,760)        (2,312)         (617)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net proceeds from issuance of stock and warrants                                  36,573         12,887         4,012
   Redemption of preferred stock                                                     (2,549)        (4,000)           --
   Preferred stock dividends                                                             --           (402)           --
   Payments of long term obligations                                                   (918)        (7,395)       (3,749)
   Purchase of treasury stock                                                          (715)          (175)           --
   Debt issuance costs                                                                  (20)          (117)         (273)
   Proceeds from issuance of notes payable                                               --            502         6,860
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            32,371          1,300         6,850
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 36,446         (1,011)        2,757
Cash and cash equivalents at beginning of year                                        4,312          5,323         2,566
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                          $  40,758       $  4,312     $   5,323
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

MemberWorks Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1: NATURE OF BUSINESS

MemberWorks Incorporated (the "Company") is a leading provider of innovative membership service programs. The Company addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance the existing relationships between businesses and consumers.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation-consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value of financial instruments and concentration of credit risk

All current assets and liabilities are carried at cost, which approximates fair value because of the short-term maturity of those instruments. The recorded amounts of the Company's long-term obligations also approximate fair value. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from financial and other card holder based institutions (clients of the Company) whose card holders constitute the Company's membership base. These entities include major banks, financial institutions, large oil companies and retailers located in the United States.

Fixed assets

Fixed assets and capital leases are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the lesser of the estimated productive lives of the assets or the terms of the related leases, and range from three to ten years. Maintenance and repair expenditures are charged to operations as incurred.

Revenue recognition

Membership fees are billed through clients of the Company to credit card holders. An allowance for cancellations is established based on the Company's most recent actual cancellation experience, updated regularly. Deferred membership fees are recorded, net of estimated cancellations, when the trial period has elapsed, and are amortized as revenues from membership fees on a straight-line basis, over the remainder of the membership period, generally twelve months. Membership cancellations are charged to the allowance for cancellations on a current basis. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program, generally for a complete refund of the membership fee for that period. Accrued liabilities set forth in the accompanying consolidated balance sheets as of June 30, 1997 and 1996 include an allowance for membership cancellations of $11,401,000, and $10,117,000 respectively.

Accounts receivable includes $1,220,000 and $3,624,000 of unbilled receivables as of June 30, 1997 and 1996, which were billed and collected subsequent to the balance sheet date, and arise in certain instances when the Company elects to bill subsequent to, rather than upon, acceptance of membership.

Membership service programs sponsored by two clients of the Company accounted for 30.7% and 13.8%, respectively, of revenues from membership fees for the fiscal year ended June 30, 1997, 35.2% and 10.5%, respectively, for the fiscal year ended June 30, 1996 and 41.0% and 9.0%, respectively, for the fiscal year ended June 30, 1995.

Membership solicitation and other deferred costs

Membership solicitation costs include telemarketing, printing, postage and mailing costs related directly to membership solicitation (i.e. direct response advertising costs). In accordance with Statement of Position 93-7, "Reporting on Advertising Costs", direct response advertising costs are deferred and charged to operations as revenues from membership fees are recognized. Other deferred costs consist of royalties paid to clients, transaction processing fees, and members' kit costs, which relate to the same revenue streams as the direct marketing costs and are also charged to income over the membership period. Membership solicitation costs incurred to obtain a new member generally are less than the initial membership fee. However, if membership solicitation costs were to exceed membership fees, an adjustment would be made to the extent of any impairment.

Memberworks Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Earnings per share

Earnings per share is determined by dividing the net loss, after preferred stock dividends and accretion, by the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, common stock equivalents.

The 1996 per share information represents pro forma earnings per share amounts. Pro forma earnings per share is determined by dividing net loss, after adding back preferred stock dividends paid when applicable, by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include stock options, warrants and preferred stock which was converted into Common Stock upon the closing of the initial public offering of the Company's Common Stock (see Note 7). The pro forma weighted average number of shares has been adjusted to reflect as outstanding all Common Stock and common stock equivalents issued during the twelve month period preceding the initial public offering of the Company's Common Stock using the treasury stock method, as well as the number of shares which would be necessary in order to redeem the Series E and F Preferred Stock.

Supplementary loss per share for the year ended June 30, 1997 is $0.32. The net loss used in the calculation of supplementary loss per share is $4,395,000 for the year ended June 30, 1997. The net loss excludes accretion related to the Series A, B, C, D and H Preferred Stock and preferred stock dividends on Series E and F Preferred Stock as the conversion and redemption of these securities is assumed to have occurred at the beginning of the period. The weighted average shares used in the calculation of supplementary earnings per share includes the number of shares of common stock whose proceeds were to be used to retire the Series E and F Preferred Stock as outstanding for the entire period.

Cash and cash equivalents

The Company considers highly liquid investment instruments with terms of three months or less at the time of acquisition to be cash equivalents.

Income taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of June 30, 1997, no impairment has been indicated.

Stock-based compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). In fiscal 1997, the Company implemented the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123). See Note 8 for the required disclosures.

Reclassification

Certain reclassifications have been made to prior period financial statements to conform to the presentation for the financial statements for the year ended June 30, 1997.

NOTE 3: FIXED ASSETS

Fixed assets are comprised of the following (in thousands):

                                                           1997           1996
--------------------------------------------------------------------------------
Computer and office equipment                            $ 7,385        $ 3,955
Furniture and fixtures                                       875            709
Leasehold improvements                                       816            113
--------------------------------------------------------------------------------
                                                           9,076          4,777
Accumulated depreciation and amortization                 (2,699)        (1,516)
--------------------------------------------------------------------------------
                                                         $ 6,377        $ 3,261
================================================================================

Memberworks Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4: LONG-TERM OBLIGATIONS

Notes payable

Notes payable are summarized as follows (in thousands):

                                                          1997             1996
--------------------------------------------------------------------------------
Bank Credit Agreement                                  $   10             $   10
Stockholder notes payable                                  --                267
Equipment term loans                                      633              1,031
--------------------------------------------------------------------------------
                                                          643              1,308
Less current maturities                                   446                675
--------------------------------------------------------------------------------
Long-term notes payable                                $  197             $  633
--------------------------------------------------------------------------------

The Company has a Bank Credit Agreement which allows for borrowings up to $7,000,000. Borrowings under the facility accrue interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. A commitment fee is charged based on the total facility at the rate of 0.5% per annum. The credit agreement is secured by all of the Company's assets, including the stock of its subsidiaries.

At June 30, 1996 the Company had 12.0% notes totaling $267,000 payable to two common stockholders. The Company paid the outstanding balance of these notes plus accrued interest with a portion of the proceeds from the initial public offering.

The Company has several equipment term loans extending to September 2001, secured by certain computer equipment. Interest is at rates of 7.5% to 11.6%, and principal is repayable monthly. The aggregate amount of payments related to the equipment term loans is $476,000 in 1998, $192,000 in 1999, $6,000 in 2000 and $2,000 in 2001.

Other (income) expense in 1997, 1996 and 1995, as shown in the statement of operations, includes interest expense of $303,000, $615,000 and $1,018,000 respectively.

Commitments and contingencies

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Rent expense under operating leases was $1,213,000, $733,000, and $491,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

During 1996 and 1995, the Company entered into capital leases for certain computer equipment totaling $406,000, and $68,000 respectively, of capitalized cost. Lease amortization for the years ended June 30, 1997, 1996 and 1995 was $63,000, $194,000 and $163,000, respectively, and is included in depreciation and amortization expense.

The future minimum lease payments under capital leases (including present value of net minimum lease payments) and operating leases as of June 30, 1997 are as follows (in thousands):

                                                        Capital       Operating
Fiscal Year                                              leases         leases
-------------------------------------------------------------------------------
1998                                                        $316         $ 1,349
1999                                                         197           1,290
2000                                                          56           1,274
2001                                                           9           1,068
2002                                                          --           1,055
Thereafter                                                    --           4,073
-------------------------------------------------------------------------------

Total minimum lease payments                                 578         $10,109
-------------------------------------------------------------------------------
Less-Amount representing interest                             59
===============================================================================
Present value of net minimum lease payments
   including current maturities of $278 with
   interest rates ranging from 6.9% to 10.4%                $519
================================================================================

In September 1996, the Company and certain of its executive officers entered into an agreement settling litigation involving a former officer of the Company. The fulfillment of the settlement terms did not have a material impact on the Company's business, financial condition and results of operations.

NOTE 5: INCOME TAXES

There was no current or deferred provision for income taxes for the years ended June 30, 1997, 1996 and 1995. No current provision was required because tax losses were incurred in those years. Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carry forwards, and the valuation allowance established in accordance with FAS 109, are summarized below as of June 30, 1997 and 1996 (in thousands):

MEMBERWORKS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                         1997            1996
--------------------------------------------------------------------------------
Benefit of net operating loss carry forward            $ 12,632        $  6,963
Deferred membership fees                                  8,542          10,602
Allowance for membership cancellations                    3,687           3,361
Other deferred tax assets                                   428             562
Membership solicitation and other deferred costs        (12,312)         (9,889)
--------------------------------------------------------------------------------
Total deferred tax assets                                12,977          11,599
Less: Valuation allowance                               (12,977)        (11,599)
--------------------------------------------------------------------------------
Net deferred tax asset                                 $     --        $     --
--------------------------------------------------------------------------------

The valuation allowance for deferred tax assets as of July 1, 1995 was $9,700,000. The net change in the valuation allowance for the years ended June 30, 1997 and 1996 were increases of $1,378,000, and $1,899,000 respectively. At June 30, 1997, the Company had federal net operating loss carry forwards of $32,006,000 expiring at various dates from June 30, 2005 to June 30, 2012. The Company's ability to use these losses to offset future taxable income would be subject to limitations under the Internal Revenue Code if certain changes in the Company's ownership occur. The Company also has state net operating loss carry forwards expiring at various dates through June 30, 2002 available to reduce future state taxable income.

NOTE 6: REDEEMABLE PREFERRED STOCK

In connection with the Company's initial public offering of its Common Stock (see Note 7), Series A, B, C, D, and H Preferred Stock were converted into Common Stock. The difference between the recorded fair values of the Series A, B, C, D, and H Preferred Stock and their redemption values was being accreted using the interest method and resulted in a charge to retained earnings of $364,000 during fiscal 1997. Approximately $2,549,000 of the proceeds from the initial public offering were used to redeem all outstanding shares of Series E and F Preferred Stock. The Series E and F Preferred Stock were recorded net of discounts of $522,000 and $491,000, respectively, and were being accreted using the interest method. The unamortized portion of the discounts were charged to retained earnings upon redemption and amounted to $509,000. As a result of these transactions there is no redeemable Preferred Stock outstanding as of June 30, 1997.

During fiscal 1996 the Company issued 317,150 shares of Series H Preferred Stock for a total of $13,000,000. In addition, warrants to acquire 72,000 shares of Common Stock at $0.0014 per share were issued in conjunction with the issuance of Series H Preferred Stock. As a result, the recorded value of the Series H Preferred Stock was $12,800,000, reflecting a $200,000 discount attributable to the warrants, which was being accreted through the exercise date using the interest method. Additionally, the Company paid $114,000 of issuance costs in connection with this offering, which was recorded as a reduction in net proceeds, and was being accreted to the redemption date.

On September 28, 1994, the Company issued 40,000 shares of Series G Preferred Stock with attached warrants to acquire 288,000 shares of Common Stock for a total of $4,000,000. On August 3, 1995, the Company redeemed 40,000 shares of issued and outstanding Series G Preferred Stock and redeemed attached warrants to acquire 288,000 shares of Common Stock of the Company for $4,000,000, and also paid the investor a preferred dividend in the amount of $402,000. Additionally, the Company substituted 113,227 warrants to acquire Common Stock, exercisable at $0.0014 per share, in exchange for the 288,000 warrants previously redeemed. As a result the substituted warrants issued were accounted for at fair value of $315,000 and recorded as a charge to operations as a cost of redeeming the Preferred Stock.

NOTE 7: SHAREHOLDERS' EQUITY

Initial Public Offering

Effective October 18, 1996, the Company sold 2,400,000 shares of its Common Stock at $17.00 per share in an initial public offering. Net proceeds of the offering, after deducting underwriting discounts, commissions and offering expenses, aggregated $36,401,000. Approximately $2,549,000 of the proceeds of the offering were used to redeem all outstanding shares of Series E and Series F Preferred Stock. The remaining $33,852,000 in proceeds were retained for general corporate purposes, including acquisition of new members, program development, capital expenditures and working capital. Consummation of the initial public offering resulted in the automatic conversion of Series A, B, C, D, and H Preferred Stock into Common Stock.

Common Stock

In August 1996, the Company amended its certificate of incorporation to increase the authorized number of shares of stock to 41,000,000. A total of 32,000,000 shares were designated as Common Stock, par value $0.01, 8,000,000 shares were designated as Class A common stock, par value $0.01 and 1,000,000 shares were designated as Preferred Stock, par value $0.01.

MEMBERWORKS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In August 1996, the Board of Directors authorized the automatic reclassification and conversion of Class A common stock into Common Stock upon the closing of the Company's initial public offering and the elimination of Class A common stock. In addition, the Board of Directors authorized the automatic reclassification and conversion of Class B common stock into Common Stock. The consolidated financial statements have been restated to reflect the above transactions, including the reclassification and conversion of 5,599,000 shares of Class A common stock outstanding as of June 30, 1996 into Common Stock and the reclassification of the 8,000,000 authorized shares designated as Class A common stock as of June 30, 1996 into Common Stock, for all periods presented.

In September 1996, the Board of Directors approved a 7.2 for 1 stock split of the Company's Common Stock which became effective on September 25, 1996.

Stock Repurchases

During fiscal 1997, the Board of Directors authorized the Company to purchase up to 150,000 shares of its Common Stock, as conditions warrant, to be used in connection with the Company's Common Stock requirements for its 1996 Stock Option Plan. During fiscal 1997, the Company repurchased 47,000 shares of Common Stock at a cost of $715,000.

NOTE 8: STOCK OPTIONS AND WARRANTS

Stock Compensation Plans

At June 30, 1997, the Company has five stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Compensation expense of $424,000 and $3,000 has been recognized during 1997 and 1996, respectively, related to its stock option plans under APB 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS No. 123, the Company's pro forma net loss would have been $4,464,000 and $5,356,000 for 1997 and 1996, respectively, and pro forma net loss per share would have been $0.39 and $0.43 for 1997 and 1996, respectively. The pro forma effect on fiscal 1997 and 1996 net losses and per share amounts is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to July 1, 1995.

Under the stock option plans and the agreement with an executive officer described below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 1997 and 1996: Dividend yield of 0%, expected volatility of 42%, risk free interest rates of 6.4% for 1997 and 6.7% for 1996 and expected lives of 4.8 years for 1997 and 6.3 years for 1996. The weighted-average fair value of options granted at market value were $4.34 and $1.32 for the years ended June 30, 1997 and 1996, respectively. The weighted-average fair value of options granted below market value were $11.90 and $5.67 for the years ended June 30, 1997 and 1996, respectively.

The Company's 1990 Employee Incentive Stock Option Plan ("Amended 1990 Stock Option Plan") provides for the grant of "incentive stock options" to employees and officers of the Company and non-qualified stock options to employees, consultants, directors and officers of the Company. On August 13, 1996 the Board of Directors voted that no further options may be granted under the Amended 1990 Stock Option Plan effective upon the closing of the initial public offering.

During fiscal 1996, the Board of Directors and stockholders of the Company approved the adoption of the 1995 Executive Officers' Stock Option Plan and the 1995 Non-Employee Directors' Stock Option Plan under which the Board is authorized to grant 360,000 and 180,000 options, respectively, to acquire shares of Common Stock at a price per share equal to or greater than fair market value at the date of grant. Under the Executive Officers' Stock Option Plan, the Board can determine the date on which options vest and become exercisable. Options become exercisable over a four year period under the Non-Employee Directors' Stock Option Plan.

During fiscal 1997, the Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan"), which became effective upon the closing of the Company's initial public offering. The 1996 Stock Option Plan authorizes the issuance of up to 1.8 million shares of Common Stock pursuant to the grant to employees of incentive stock options and the grant of non-qualified stock options to employees, consultants, officers or directors of the Company. Under the 1996 Stock Option Plan the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

MEMBERWORKS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Under the stock option plans described above, options generally become exercisable over a four year period and expire at the earlier of termination of employment or ten years from date of grant (eight years for grants prior to December 31, 1995).

The Company had an agreement with an executive officer, whereby the Company was required to grant options to purchase up to 144,000 shares of Common Stock to the executive for achievement of certain performance goals. These options have a stated exercise price of $2.78 per share and vest ratably over a four year period from date of grant. The executive was granted 43,200 and 14,400 options to purchase Common Stock in 1997 and 1996, respectively. The Company recognized compensation expense of $79,000 and $3,000 for the years ended June 30, 1997 and 1996, respectively.

In connection with a grant of options in June 1996 to purchase 360,000 shares of Common Stock, the Company recognized compensation expense of $345,000 during the year ended June 30, 1997. Compensation expense is being recognized over the four year vesting period and is measured based on the excess of the fair market value of the Company's stock over the grant price of the options.

Information with respect to options to purchase shares issued under the plans is as follows:

                                                1997                     1996                     1995
                                        ---------------------     -------------------      ------------------
                                                    Average                   Average                 Average
                                                    Exercise                 Exercise                 Exercise
(Shares in thousands)                   Shares        Price       Shares       Price       Shares       Price
-------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         1,278        $2.62          652        $1.64        607        $1.43
Granted at market value                    486         9.88          300         2.78        220         2.08
Granted below market value                  43         2.78          374         4.12         --           --
Exercised                                  (93)        1.50           --         2.08        (76)        0.84
Forfeited                                  (65)        3.83          (48)        1.95        (99)        1.89
                                         -----                     -----                     ---
Outstanding at end of year               1,649        $4.78        1,278        $2.62        652        $1.64
-------------------------------------------------------------------------------------------------------------


                                                Options Outstanding               Options Exercisable
                                       -------------------------------------   -------------------------
                                          Number        Average     Average       Number        Average
Range of                               Outstanding    Remaining    Exercise     Exercisable     Exercise
Exercise Prices                         at 6/30/97   Life (Years)   Price        at 6/30/97       Price
--------------------------------------------------------------------------------------------------------
$0.46 to $1.99                             367           3.3        $   1.51         347         $  1.49
$2.00 to $3.99                             451           6.2            2.59         118            2.47
$4.00 to $7.99                             360           9.0            4.17          90            4.17
$8.00 and over                             471           9.2            9.90          75            8.00
                                         -----                                       ---
                                         1,649           7.0        $   4.78         630         $  2.83
---------------------------------------------------------------------------------------------------------

Options exercisable as of June 30, 1996 and 1995 were 378,000 and 248,000, respectively.

MEMBERWORKS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Employee Stock Purchase Plan

During fiscal 1997, the Company adopted the 1996 Employee Stock Purchase Plan which provides for the issuance of up to 360,000 shares of Common Stock. The plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of (a) 85% of the closing price of the Common Stock on the day the purchase period commences, or (b) 85% of the closing price of the Common Stock on the day the purchase period terminates. Because the first purchase period under the Employee Stock Purchase Plan ends on October 1, 1997, no shares were purchased under the Plan during fiscal 1997.

Warrants

During fiscal 1997, warrants to acquire 128,653 shares of Common Stock were exercised (113,227 at $0.0014 per share and 15,426 at $2.05 per share). As of June 30, 1997, the Company had outstanding warrants to purchase an aggregate of 255,634 shares of Common Stock with the following per share exercise prices:
56,167 at $3.56; 127,467 at $2.05; and 72,000 at $0.0014. These warrants expire at various dates between March 1999 and August 2000.

NOTE 9: EMPLOYEE BENEFIT PLAN

Effective April 1, 1996 the Company adopted a 401(k) profit sharing plan. Employees of the Company are eligible to contribute to the plan once they have completed one year of service and attained age 18. Employees may contribute up to 15% of their compensation subject to certain limitations. The Company may elect to make matching contributions or profit sharing contributions to the plan. There were no Company contributions made for the years ended June 30, 1997 and 1996.

NOTE 10: STATEMENT OF CASH FLOWS

Included in other adjustments to reconcile net loss to net cash used in operating activities for fiscal 1995 is a charge to operations of $659,000 related to the Company discontinuing its domestic discount coupon business. The total operating loss of this business in fiscal 1995, including the $659,000, was $1,639,000.

Supplemental disclosure of cash flow information and noncash investing and financing activities (in thousands):

                                                         Year ended June 30,
                                                      1997       1996      1995
--------------------------------------------------------------------------------
Cash Flow Information:
Cash paid during the period for interest              $205       $493       $896
Cash paid during the period for income taxes          $ 30       $ 45       $ --
Noncash investing and financing activities:
Capital lease obligation related to
   acquisition of fixed assets                        $ --       $406       $ 68
Dividends accumulated on Series E, F and G
   preferred stock                                    $ 53       $212       $424
Accretion of discount on Series E, F, G
   and H preferred stock                              $563       $219       $163
Accretion to redemption value on Series A,
   B, C, and D preferred stock                        $364       $648       $297
Issuance of warrants                                  $ --       $200       $ --
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders of MemberWorks Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of MemberWorks Incorporated and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Price Waterhouse LLP
New York, New York
July 29, 1997

                                EXHIBIT INDEX
                                -------------

 Exhibit
   No.                             Description
 -------                           -----------
    10.21 Amendment No. 1 to Amended and Restated Credit Agreement, dated May 8, 1997 among the Registrant, the lender parties thereto and Brown Brothers Harriman & Co.

    10.23 Lease Agreement between Stamford Towers Limited Partnership and the Registrant, dated May 20, 1997.

    10.24 Second Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated January 24, 1997.

    10.25 Third Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated July 23, 1997.

    10.26 Sublease Agreement between Brenmar Marketing Company, Inc. and Registrant dated June 23, 1997.

    11    Statement re computation of per share earnings.
    21    Subsidiaries of the Registrant.
    23    Consent of Price Waterhouse LLP.
    27    Financial Data Schedule.