Form 10-Q
period 1997-09-30
MEMBERWORKS INC
filed 1997-11-14
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes [X]    No[___]

The number of shares outstanding of the Registrant's capital stock:
14,714,836 shares of Common Stock, $0.01 par value as of October 31, 1997.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                                 PAGE

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of  September 30, 1997
and June 30, 1997                                                              3

Condensed Consolidated Statements of Operations for the three
month periods ended September 30, 1997 and 1996                                4

Condensed Consolidated Statements of Cash Flows for the three
month periods ended September 30, 1997 and 1996                                5

Notes to Condensed Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                            7 - 8

Certain Factors That May Affect Future Results                                 8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                      9

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                          September 30,     June 30,
                                                                              1997            1997
                                                                            --------        --------
                         ASSETS                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                              $ 38,305        $ 40,758
     Accounts receivable                                                       6,787           3,193
     Prepaid membership materials                                              1,610           1,678
     Prepaid expenses                                                            333             284
     Membership solicitation and other deferred costs                         33,254          31,773
                                                                            --------        --------
                    Total current assets                                      80,289          77,686
Fixed assets, net                                                              6,534           6,377
Other assets                                                                     390             360
                                                                            --------        --------
                                                                            $ 87,213        $ 84,423
                                                                            ========        ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                            $    738        $    724
     Accounts payable                                                         12,143          13,854
     Accrued liabilities                                                      16,539          13,904
     Deferred membership fees                                                 44,031          41,473
                                                                            --------        --------
                    Total current liabilities                                 73,451          69,955
Long-term obligations                                                            252             438
                                                                            --------        --------
                    Total liabilities                                         73,703          70,393
                                                                            --------        --------

Shareholders' equity:
      Common stock, $0.01 par value --
          40,000 shares authorized; 15,012 shares issued
          (14,942 shares at June 30, 1997)                                       150             149
     Capital in excess of par value                                           59,632          59,472
     Deferred compensation                                                    (1,328)         (1,445)
     Accumulated deficit                                                     (42,811)        (43,158)
     Treasury stock, 278 shares at cost (221 shares at June 30, 1997)         (2,133)           (988)
                                                                            --------        --------
                     Total shareholders' equity                               13,510          14,030
                                                                            --------        --------
                                                                            $ 87,213        $ 84,423
                                                                            ========        ========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                           Three months ended
                                                              September 30,
                                                         ------------------------
                                                           1997            1996
                                                         --------        --------
Revenues from membership fees                            $ 24,553        $ 17,196

Expenses:
     Operating                                              5,087           3,777
     Marketing                                             14,656          11,224
     General and administrative                             4,861           3,801
     Other income, net principally interest                  (398)             (8)
                                                         --------        --------
Total expenses                                             24,206          18,794
                                                         --------        --------
Income (loss) before income taxes                             347          (1,598)
Provision for income taxes                                     --              --
                                                         --------        --------
Net income (loss)                                        $    347        $ (1,598)
                                                         ========        ========
Earnings per share (note 2)                              $   0.02        $  (0.13)
                                                         ========        ========
Weighted average common and
     common equivalent shares outstanding (note 2)         16,160          12,741
                                                         ========        ========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)



                                                                                          Three months ended
                                                                                            September 30,
                                                                                      ------------------------
                                                                                        1997            1996
                                                                                      --------        --------
OPERATING ACTIVITIES
     Net income (loss)                                                                $    347        $ (1,598)
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
               Membership solicitation and other deferred costs                        (17,665)        (14,166)
               Amortization of membership solicitation and other deferred costs         16,184          12,870
               Deferred membership fees                                                  2,558           3,240
               Depreciation and amortization                                               362             258
               Other                                                                       164              87

     Change in assets and liabilities affecting operating cash flows:
          Accounts receivable                                                           (3,594)          3,358
          Prepaid membership materials                                                      68            (169)
          Prepaid expenses                                                                 (49)           (466)
          Other assets                                                                     (83)            (67)
          Accounts payable                                                              (1,711)         (3,172)
          Accrued liabilities                                                            2,635             (98)
                                                                                      --------        --------
Net cash provided by (used in) operating activities                                       (784)             77
                                                                                      --------        --------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                                          (513)           (755)
                                                                                      --------        --------
Net cash used in investing activities                                                     (513)           (755)
                                                                                      --------        --------

FINANCING ACTIVITIES
     Payments of long-term obligations                                                    (172)           (174)
     Treasury stock purchases                                                           (1,145)             --
     Proceeds from issuance of Common Stock                                                161              --
                                                                                      --------        --------
Net cash used in financing activities                                                   (1,156)           (174)
                                                                                      --------        --------
Net decrease in cash and cash equivalents                                               (2,453)           (852)
Cash and cash equivalents at beginning of period                                        40,758           4,312
                                                                                      --------        --------
Cash and cash equivalents at end of period                                            $ 38,305        $  3,460
                                                                                      ========        ========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 1997.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, common stock equivalents.

The 1996 per share information represents pro forma earnings per share amounts. Pro forma earnings per share is determined by dividing net loss, after adding back preferred stock dividends paid when applicable, by the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents include stock options, warrants and preferred stock which was converted into common stock upon the closing of the initial public offering of the Company's Common Stock which occurred during the December 1996 quarter. The pro forma weighted average number of shares has been adjusted to reflect as outstanding all common stock and common stock equivalents issued during the twelve month period preceding the initial public offering of the Company's Common Stock using the treasury stock method, as well as the number of shares which would be necessary in order to redeem the Series E and F Preferred Stock.

In February 1997 the Financial Accounting Standards Board issued FASB Statement No. 128 "Earnings per Share" (FAS 128) which establishes new guidelines for the calculation of and disclosures regarding earnings per share. The company will adopt the provisions of FAS 128 during the second fiscal quarter of 1998 and at that time will be required to present basic and diluted earnings per share and to restate all prior periods. The Statement will not have a material impact on earnings per share calculations for prior periods presented.

NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of June 30, 1997 and September 30, 1997 include an allowance for membership cancellations of $11,401,000 and $12,953,000, respectively.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MemberWorks addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance its existing relationships between businesses and consumers. The Company derives its revenues principally from annually renewable membership fees. The Company receives full payment of annual fees at or near the beginning of the membership period, but recognizes revenue ratably over the membership period. Similarly, the costs associated with soliciting each new member, as well as the cost of royalties, printing and mailing of membership materials are amortized ratably over the same period. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

         REVENUES. Revenues increased 43% to $24.6 million for the quarter ended September 30, 1997 from $17.2 million for the quarter ended September 30, 1996 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to almost
2.2 million members at September 30, 1997 from 1.6 million members at September 30, 1996. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the roll-out of new programs introduced in fiscal 1997. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $9.7 million in 1997 from $7.4 million in 1996. As a percentage of individual membership revenues, these amounts represented 42% in 1997 and 44% in 1996.

         OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 35% to $5.1 million in 1997 from $3.8 million in 1996 due to the servicing requirements of the larger membership base of the Company. As a percentage of revenues, operating expenses decreased to 20.7% in 1997 from 22.0% in 1996.

         MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 31% to $14.7 million in 1997 from $11.2 million in 1996. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 59.7% in 1997 from 65.3% in 1996. The decrease was due to the favorable effect of an increase in the weighted average program fee, improved member retention rates and an increase in revenues generated from wholesale arrangements.

         In addition to marketing expenses, the Company also monitors the spending for membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 25% to $17.7 million in 1997 from $14.2 million in 1996 primarily due to increased marketing efforts incurred to grow the membership base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 28% to $4.9 million in 1997 from $3.8 million in 1996. This increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs. As a percentage of revenues, general and administrative expenses decreased to 19.8% from 22.1%. The decrease in this percentage is due principally to revenues increasing at a greater rate than general and administrative expenses.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents, partially offset by financing charges relating to notes payable, equipment leases and other debt. Other income of $398,000 was reported in 1997 compared to $8,000 reported in 1996. This increase was due to interest earned on the proceeds received from the Company's initial public offering completed in the second quarter of fiscal 1997. The Company invests in short-term, investment-grade, interest bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

         PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the quarter ended September 30, 1997 due to the availability of accumulated net operating losses from prior years to offset current period income.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $784,000 in 1997 compared to net cash provided by operating activities of $77,000 in 1996. These results were attributable to improved operating results offset by an increase in accounts receivable since June 30, 1997. This increase is due to overdue payments received from several key clients subsequent to quarter end.

         The Company's capital expenditures were $513,000 in 1997 and $755,000 in 1996. The current level of capital expenditures is primarily related to the continued investment in and upgrade of the Company's computer systems.

         Net cash used in financing activities was $1,156,000 in 1997 and $174,000 in 1996. This increase is related to purchases made under the Company's stock repurchase program authorized by the Company's Board of Directors in January 1997.

         Because of ongoing costs in connection with soliciting new members, the Company expects to continue to utilize net cash generated from operating activities, if any, to increase the Company's membership base. The Company believes that existing cash balances together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including the statements in Liquidity and Capital Resources regarding the adequacy of funds to meet funding requirements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's history of losses, the Company's ability to retain existing clients and attract new clients, the Company's dependence on membership renewals, intense competition, the Company's continuing ability to develop new programs which generate consumer interest, and general economic factors. The Company has incurred significant operating losses since its inception. Although the Company has experienced revenue growth and has reported net income in recent quarterly periods, such growth rates and favorable results may not be sustainable and may not be indicative of future operating results. There can be no assurance that the Company will be able to maintain profitability in the future.

                            MEMBERWORKS INCORPORATED


PART II. OTHER INFORMATION

Item 5.  Changes in Securities

The effective date of the registration statement pursuant to which the Company conducted the public offering of its Common Stock was October 18, 1996 and the file number was 333-10541. The Company filed its initial report on Form SR on January 27, 1997 for the period ended January 18, 1997.

From the effective date of the registration statement filed in connection with the offering to September 30, 1997, the net proceeds of the offering were used as follows (in thousands):

      Purchase and installation of machinery and equipment          $2,843
      Repayment of indebtedness                                      2,818
      Working capital                                                2,910
                                                                    ------
                                                                    $8,571
                                                                    ======

The remaining $27,829,000 of the proceeds has been invested in short-term, highly rated money market funds, government securities and commercial paper. Of the $2,818,000 used to repay indebtedness, $1,855,000 represented direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                           11 - Statement re: Computation of Per Share Earnings
                                (Unaudited)

                           27 - Financial Data Schedule

                  (b) Reports on Form 8-K

                           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                            MEMBERWORKS INCORPORATED


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MEMBERWORKS INCORPORATED
                                         (Registrant)


Date: November 14, 1997         By:       /s/ Gary A. Johnson
                                         -----------------------------------
                                         Gary A. Johnson, President, Chief
                                         Executive Officer and Director


Date: November 14, 1997         By:       /s/ James B. Duffy
                                         -----------------------------------
                                         James B. Duffy, Senior Vice President,
                                         Chief Financial Officer

                                EXHIBIT INDEX

                           11 - Statement re: Computation of Per Share Earnings
                                (Unaudited)

                           27 - Financial Data Schedule