Form 10-Q
period 1997-12-31
MEMBERWORKS INC
filed 1998-02-10
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes X   No



The number of shares outstanding of the Registrant's capital stock:
14,796,017 shares of Common Stock, $0.01 par value as of January 31, 1998.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of  December 31, 1997
and June 30, 1997.                                                       3

Condensed Consolidated Statements of Operations for the three and six
month periods ended December 31, 1997 and 1996.                          4

Condensed Consolidated Statements of Cash Flows for the six
month periods ended December 31, 1997 and 1996.                          5

Notes to Condensed Consolidated Financial Statements.                    6


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    7 - 9

Certain Factors That May Affect Future Results                           9

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                          10

Item 4.  Submission of matters to a vote of security holders            10

Item 6.  Exhibits and Reports on Form 8-K                               10

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                           December 31,    June 30,
                                                                                              1997           1997
                                                                                          -------------  ------------
                         ASSETS                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                                            $    41,073    $    40,758
     Accounts receivable                                                                        4,998          3,193
     Prepaid membership materials                                                               1,955          1,678
     Prepaid expenses                                                                             675            284
     Membership solicitation and other deferred costs                                          37,923         31,773
                                                                                          ------------   -----------
                    Total current assets                                                       86,624         77,686
Fixed assets, net                                                                               7,367          6,377
Other assets                                                                                      299            360
                                                                                          ------------   -----------
                                                                                          $    94,290    $    84,423
                                                                                          ===========    ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                                          $       673    $       724
     Accounts payable                                                                          14,186         13,854
     Accrued liabilities                                                                       17,300         13,904
     Deferred membership fees                                                                  48,637         41,473
                                                                                          -----------    -----------
                    Total current liabilities                                                  80,796         69,955
Long-term obligations                                                                             141            438
                                                                                          -----------    -----------
                    Total liabilities                                                          80,937         70,393
                                                                                          -----------    -----------

Shareholders' equity:
      Common stock, $0.01 par value --
          40,000 shares authorized; 15,025 shares issued
          (14,942 shares at June 30, 1997)                                                        150            149
     Capital in excess of par value                                                            59,707         59,472
     Deferred compensation                                                                     (1,212)        (1,445)
     Accumulated deficit                                                                      (42,338)       (43,158)
     Treasury stock, 324 shares at cost (221 shares at June 30, 1997)                          (2,954)          (988)
                                                                                          -----------    -----------
                     Total shareholders' equity                                                13,353         14,030
                                                                                          -----------    -----------
                                                                                          $    94,290    $    84,423
                                                                                          ===========    ===========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                             Three months ended                Six months ended
                                                                December 31,                     December 31,
                                                         ---------------------------      ---------------------------
                                                             1997           1996              1997           1996
                                                         ------------   ------------      -------------  ------------
Revenues from membership fees                            $    27,317    $    18,424       $    51,870    $    35,620

Expenses:
     Operating                                                 5,759          4,026            10,846          7,803
     Marketing                                                16,252         11,936            30,908         23,160
     General and administrative                                5,262          4,132            10,123          7,933
     Other income, net principally interest                     (429)          (200)             (827)          (208)
                                                         -----------    -----------       -----------    -----------
Total expenses                                                26,844         19,894            51,050         38,688
                                                         -----------    -----------       -----------    -----------
Income (loss) before income taxes                                473         (1,470)              820         (3,068)
Provision for income taxes                                         -              -                 -              -
                                                         -----------    -----------       -----------    -----------
Net income (loss)                                        $       473    $    (1,470)      $       820    $    (3,068)
                                                         ===========    ===========       ===========    ===========
Earnings per share (note 2):
          Basic                                          $      0.03    $     (0.14)      $      0.06    $     (0.31)
                                                         ============   ===========       ============   ===========
          Diluted                                        $      0.03    $     (0.14)      $      0.05    $     (0.31)
                                                         ============   ===========       ============   ===========
Shares used in EPS calculations:
          Basic                                               14,721         14,128            14,728         13,137
                                                         ===========    ===========       ===========    ===========
          Diluted                                             16,176         14,128            16,179         13,137
                                                         ===========    ===========       ===========    ===========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                               Six months ended
                                                                                                 December 31,
                                                                                          ---------------------------
                                                                                              1997           1996
                                                                                          ------------   ------------
OPERATING ACTIVITIES
     Net income (loss)                                                                    $       820    $    (3,068)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
               Membership solicitation and other deferred costs                               (40,045)       (29,225)
               Amortization of membership solicitation and other deferred costs                33,895         26,184
               Deferred membership fees                                                         7,164          4,485
               Depreciation and amortization                                                      776            577
               Other                                                                              280            190

     Change in assets and liabilities affecting operating cash flows:
          Accounts receivable                                                                  (1,805)         1,062
          Prepaid membership materials                                                           (277)          (353)
          Prepaid expenses                                                                       (391)          (122)
          Other assets                                                                             12            (14)
          Accounts payable                                                                        332           (521)
          Accrued liabilities                                                                   3,396          1,361
                                                                                          -----------    -----------
Net cash provided by operating activities                                                       4,157            556
                                                                                          -----------    -----------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                                               (1,749)        (2,256)
                                                                                          -----------    -----------
Net cash used in investing activities                                                          (1,749)        (2,256)
                                                                                          -----------    -----------

FINANCING ACTIVITIES
     Payments of long-term obligations                                                           (348)          (585)
     Treasury stock purchases                                                                  (1,966)             -
     Proceeds from issuance of Common Stock                                                       221         36,448
     Redemption of preferred stock                                                                  -         (2,549)
                                                                                          -----------    -----------
Net cash (used in) provided by financing activities                                            (2,093)        33,314
                                                                                          -----------    -----------
Net increase in cash and cash equivalents                                                         315         31,614
Cash and cash equivalents at beginning of period                                               40,758          4,312
                                                                                          -----------    -----------
Cash and cash equivalents at end of period                                                $    41,073    $    35,926
                                                                                          ===========    ===========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 1997.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings per Share" (FAS 128). The adoption of the provisions of FAS 128 did not have a significant impact on prior period earnings per share calculations. Basic and diluted earnings per share are calculated as follows (in thousands, except per share data):

                                                             Three months ended                Six months ended
                                                                December 31,                     December 31,
                                                         ---------------------------      ---------------------------
                                                             1997           1996              1997           1996
                                                         ------------   ------------      -------------  ------------
Net income (loss)                                        $       473    $    (1,470)      $       820    $    (3,068)
Preferred stock dividends and accretion                            -           (578)                -           (980)
                                                         -----------    -----------       -----------    -----------
Income (loss) available to common shareholders           $       473    $    (2,048)      $       820    $    (4,048)
                                                         ============   =========== =     ============   ===========

Weighted average shares for basic EPS                         14,721         14,128            14,728         13,137
Effect of dilutive stock options and warrants                  1,455              -             1,451              -
                                                         ------------   -----------       ------------   -----------
Weighted average shares for diluted EPS                       16,176         14,128            16,179         13,137
                                                         ===========    ===========       ===========    ===========

Basic earnings per share                                 $      0.03    $     (0.14)      $      0.06    $     (0.31)
                                                         ============   ===========       ============   ===========
Diluted earnings per share                               $      0.03    $     (0.14)      $      0.05    $     (0.31)
                                                         ============   ===========       ============   ===========

NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of June 30, 1997 and December 31, 1997 include an allowance for membership cancellations of $11,401,000 and $14,864,000, respectively.

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

THREE MONTHS ENDED DECEMBER 31, 1997 VS. THREE MONTHS ENDED DECEMBER 31, 1996

         REVENUES. Revenues increased 48% to $27.3 million for the quarter ended December 31, 1997 from $18.4 million for the quarter ended December 31, 1996 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately
2.3 million members at December 31, 1997 from 1.7 million members at December 31, 1996. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the roll-out of our new program introduced in fiscal 1997. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $10.9 million in 1997 from $8.0 million in 1996. As a percentage of individual membership revenues, these amounts represented 42% in 1997 and 44% in 1996.

         OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 43% to $5.8 million in 1997 from $4.0 million in 1996 due to the servicing requirements of the larger membership base of the Company. As a percentage of revenues, operating expenses decreased to 21.1% in 1997 from 21.9% in 1996.

         MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 36% to $16.3 million in 1997 from $11.9 million in 1996. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 59.5% in 1997 from 64.8% in 1996. The decrease was due to the favorable effect of an increase in the weighted average program fee, improved member retention rates and an increase in revenues generated from wholesale arrangements. In addition to marketing expenses, the Company also monitors the spending for membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 48% to $22.4 million in 1997 from $15.1 million in 1996 primarily due to increased marketing efforts incurred to grow the membership base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 27% to $5.3 million in 1997 from $4.1 million in 1996. This increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs. As a percentage of revenues, general and administrative expenses decreased to 19.3% from 22.4%. The decrease in this percentage is due principally to revenues increasing at a greater rate than general and administrative expenses.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents, partially offset by financing charges relating to notes payable and equipment leases. Other income of $429,000 was reported in 1997 compared to $200,000 reported in 1996. This increase was due to interest earned on higher average cash and cash equivalent balances outstanding during 1997 compared to 1996. The Company invests in short-term, investment-grade, interest bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

         PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the quarter ended December 31, 1997 due to the availability of accumulated net operating losses from prior years to offset current period income.

SIX MONTHS ENDED DECEMBER 31, 1997 VS. SIX MONTHS ENDED DECEMBER 31, 1996

         REVENUES. Revenues increased 46% to $51.9 million for the six months ended December 31, 1997 from $35.6 million for the six months ended December 31, 1996 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately 2.3 million members at December 31, 1997 from 1.7 million members at December 31, 1996. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the roll-out of our new program introduced in fiscal 1997. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $20.6 million in 1997 from $15.4 million in 1996. As a percentage of individual membership revenues, these amounts represented 42% in 1997 and 44% in 1996.

         OPERATING EXPENSES. Operating expenses increased 39% to $10.8 million in 1997 from $7.8 million in 1996 due to the servicing requirements of the larger membership base of the Company. As a percentage of revenues, operating expenses decreased to 20.9% in 1997 from 21.9% in 1996.

         MARKETING EXPENSES. Marketing expenses increased 34% to $30.9 million in 1997 from $23.2 million in 1996. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 59.6% in 1997 from 65.0% in 1996. The decrease was due to the favorable effect of an increase in the weighted average program fee, improved member retention rates and an increase in revenues generated from wholesale arrangements. In addition to marketing expenses, the Company also monitors overall membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 37% to $40.0 million in 1997 from $29.2 million in 1996 primarily due to increased marketing efforts incurred to expand the membership base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 28% to $10.1 million in 1997 from $7.9 million in 1996. The increase was attributable to the cost incurred for additional personnel in all areas and related facilities costs. The additional personnel were necessary to support the Company's growth and expansion. As a percentage of revenues, general and administrative expenses decreased to 19.5% in 1997 from 22.3% in 1996. The decrease in this percentage is due principally to revenues increasing at a greater rate than general and administrative expenses.

         OTHER INCOME, NET. Other income, net of $827,000 was reported in 1997 compared to $208,000 reported in 1996. This increase is due to interest earned on higher average cash and cash equivalent balances outstanding during 1997 compared to 1996.

         PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the six months ended December 31, 1997 due to the availability of accumulated net operating losses from prior years to offset current period income.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
         Net cash provided by operating activities increased to $4.2 million in 1997 from $0.6 million in 1996 due to improved operating results in 1997 compared to 1996.

         The Company's capital expenditures decreased to $1.7 million in 1997 from $2.3 million last year because 1996 capital expenditures included purchases related to the opening of the Company's Houston, Texas member service facility. The current level of capital expenditures for 1997 is primarily related to the expansion of the Company's facilities to support increased personnel and the expansion of the Company's computer systems.

         Net cash used in financing activities was $2.1 million in 1997 compared to net cash provided by financing activities of $33.3 million in 1996. The cash used by financing activities in 1997 primarily consists of purchases made under the Company's stock repurchase program which was authorized by the Company's Board of Directors in January 1997. The cash provided by financing activities in 1996 was attributable to the Company's completion of its initial public offering during the December 1996 quarter.

         During the quarter ended December 31, 1997 the Company completed the repurchase program authorized by the Board of Directors in January 1997. On January 15, 1998, the Company's Board of Directors authorized the repurchase, as conditions warrant, of up to an additional 150,000 shares of the Company's Common Stock. The repurchased shares will be used to provide Common Stock required for exercises of options granted by the Company under its employee stock option plans.

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

Item 2.  Changes in Securities

The effective date of the registration statement pursuant to which the Company conducted the public offering of its Common Stock was October 18, 1996 and the file number was 333-10541. The Company filed its initial report on Form SR on January 27, 1997 for the period ended January 18, 1997.

From the effective date of the registration statement filed in connection with the offering to December 31, 1997, the net proceeds of the offering were used as follows (in thousands):

         Purchase and installation of machinery and equipment               $    4,079
         Repayment of indebtedness                                               2,818
         Working capital                                                         3,920
                                                                            ----------
                                                                            $   10,817
                                                                            ==========

The remaining $25,583,000 of the proceeds has been invested in short-term, highly rated money market funds, government securities and commercial paper. Of the $2,818,000 used to repay indebtedness, $1,855,000 represented direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

Item 4.  Submission of matters to a vote of security holders

a) MemberWorks Incorporated's 1997 Annual Meeting of Stockholders was held on November 20, 1997.

b) At the annual meeting the following Class I Directors were elected to the Board of Directors as follows: Alec L. Ellison: For - 13,475,792, Withheld - 662,000, Abstain - 6,465, Nonvotes - 596,579; Marc S. Tesler: For - 14,137,792,
Withheld - 0, Abstain - 6,465, Nonvotes - 596,579. Class II Directors, Stephen
J. Clearman and Michael R. O'Brien, and Class III Directors, Gary A. Johnson and Dennis P. Walker, continue to serve as Directors of the Company.

c) The ratification of Price Waterhouse LLP, as the Company's independent auditor, was also approved at the annual meeting as follows: For - 13,479,587, Against - 664,500, Abstain - 170, Nonvotes - 596,579.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                                    27 - Financial Data Schedule

                  (b)      Reports on Form 8-K
                                    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MEMBERWORKS INCORPORATED
                                          (Registrant)


Date: February 9, 1998           By:      /s/ Gary A.Johnson
                                          Gary A. Johnson, President, Chief
                                          Executive Officer and Director


Date: February 9, 1998           By:      /s/ James B.Duffy
                                          James B. Duffy, Senior Vice President,
                                          Chief Financial Officer