Form 10-Q
period 1998-03-31
MEMBERWORKS INC
filed 1998-05-15
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                           Commission File No. 0-21527


                            MEMBERWORKS INCORPORATED
             (Exact name of registrant as specified in its charter)


       DELAWARE                                            06-1276882
       --------                                            ----------
(State of Incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

680 Washington Blvd.; Suite 1100;
Stamford, Connecticut                                          06901
---------------------                                          -----
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

The number of shares outstanding of the Registrant's capital stock:
15,233,763 shares of Common Stock, $0.01 par value as of April 30, 1998.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                                  PAGE
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of  March 31, 1998
and June 30, 1997                                                               3

Condensed Consolidated Statements of Operations for the three and nine
month periods ended March 31, 1998 and 1997                                     4

Condensed Consolidated Statements of Cash Flows for the nine month periods
ended March 31, 1998 and 1997                                                   5

Notes to Condensed Consolidated Financial Statements                            6


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                            7 -9

Certain Factors That May Affect Future Results                                  9

PART II. OTHER INFORMATION

Item 2. Changes in Securities                                                  10

Item 6. Exhibits and Reports on Form 8-K                                       10

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                             March 31,         June 30,
                                                                               1998              1997
                                                                             ---------         --------
                         ASSETS                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                               $  37,259         $ 40,758
     Accounts receivable                                                        10,693            3,193
     Prepaid membership materials                                                2,317            1,678
     Prepaid expenses                                                              934              284
     Membership solicitation and other deferred costs                           43,059           31,773
                                                                             ---------         --------
                    Total current assets                                        94,262           77,686
Fixed assets, net                                                                7,758            6,377
Other assets                                                                       497              360
                                                                             ---------         --------
                                                                             $ 102,517         $ 84,423
                                                                             =========         ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                             $     540         $    724
     Accounts payable                                                           15,319           13,854
     Accrued liabilities                                                        20,067           13,904
     Deferred membership fees                                                   52,852           41,473
                                                                             ---------         --------
                    Total current liabilities                                   88,778           69,955
Long-term obligations                                                               94              438
                                                                             ---------         --------
                    Total liabilities                                           88,872           70,393
                                                                             ---------         --------

Shareholders' equity:
      Common stock, $0.01 par value --
          40,000 shares authorized; 15,131 shares issued
          (14,942 shares at June 30, 1997)                                         151              149
     Capital in excess of par value                                             59,816           59,472
     Deferred compensation                                                      (1,095)          (1,445)
     Accumulated deficit                                                       (41,518)         (43,158)
     Treasury stock, 349 shares at cost (221 shares at June 30, 1997)           (3,709)            (988)
                                                                             ---------         --------

                     Total shareholders' equity                                 13,645           14,030
                                                                             ---------         --------
                                                                             $ 102,517         $ 84,423
                                                                             =========         ========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                      Three months ended               Nine months ended
                                                           March 31,                         March 31,
                                                   -------------------------         -------------------------
                                                       1998             1997             1998             1997
                                                   --------         --------         --------         --------
Revenues from membership fees                      $ 29,445         $ 20,595         $ 81,315         $ 56,215

Expenses:
     Operating                                        6,002            4,301           16,848           12,104
     Marketing                                       17,617           13,477           48,525           36,637
     General and administrative                       5,448            3,991           15,571           11,924
     Other income, net principally interest            (442)            (331)          (1,269)            (539)
                                                   --------         --------         --------         --------
Total expenses                                       28,625           21,438           79,675           60,126
                                                   --------         --------         --------         --------
Income (loss) before income taxes                       820             (843)           1,640           (3,911)
Provision for income taxes                               --               --               --               --
                                                   --------         --------         --------         --------
Net income (loss)                                  $    820         $   (843)        $  1,640         $ (3,911)
                                                   ========         ========         ========         ========
Earnings (loss) per share (note 2):
          Basic                                    $   0.06         $  (0.06)        $   0.11         $  (0.36)
                                                   ========         ========         ========         ========
          Diluted                                  $   0.05         $  (0.06)        $   0.10         $  (0.36)
                                                   ========         ========         ========         ========
Shares used in EPS calculations:
          Basic                                      14,764           14,671           14,737           13,641
                                                   ========         ========         ========         ========
          Diluted                                    16,394           14,671           16,246           13,641
                                                   ========         ========         ========         ========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                          Nine months ended
                                                                                              March 31,
                                                                                       -------------------------
                                                                                        1998             1997
                                                                                       --------         --------
OPERATING ACTIVITIES
     Net income (loss)                                                                 $  1,640         $ (3,911)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
               Membership solicitation and other deferred costs                         (64,207)         (47,210)
               Amortization of membership solicitation and other deferred costs          52,921           41,071
               Deferred membership fees                                                  11,379            7,388
               Depreciation and amortization                                              1,223              927
               Other                                                                        397              307

     Change in assets and liabilities affecting operating cash flows:
          Accounts receivable                                                            (7,500)             737
          Prepaid membership materials                                                     (639)            (510)
          Prepaid expenses                                                                 (650)             (69)
          Other assets                                                                        8               (3)
          Accounts payable                                                                1,465            1,371
          Accrued liabilities                                                             6,163            1,514
                                                                                       --------         --------
Net cash provided by operating activities                                                 2,200            1,612
                                                                                       --------         --------

INVESTING ACTIVITIES
     Acquisition of fixed assets and other                                               (2,781)          (3,015)
                                                                                       --------         --------
Net cash used in investing activities                                                    (2,781)          (3,015)
                                                                                       --------         --------

FINANCING ACTIVITIES
     Payments of long-term obligations                                                     (528)            (749)
     Treasury stock purchases                                                            (2,721)              --
     Proceeds from issuance of Common Stock                                                 331           36,442
     Redemption of preferred stock                                                           --           (2,549)
                                                                                       --------         --------
Net cash (used in) provided by financing activities                                      (2,918)          33,144
                                                                                       --------         --------
Net (decrease) increase in cash and cash equivalents                                     (3,499)          31,741
Cash and cash equivalents at beginning of period                                         40,758            4,312
                                                                                       --------         --------
Cash and cash equivalents at end of period                                             $ 37,259         $ 36,053
                                                                                       ========         ========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 1997.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings per Share" (FAS 128). The adoption of the provisions of FAS 128 did not have a significant impact on prior period earnings per share calculations. Basic and diluted earnings per share are calculated as follows (in thousands, except per share data):

                                                        Three months ended               Nine months ended
                                                            March 31,                       March 31,
                                                      -----------------------         -----------------------
                                                       1998            1997            1998            1997
                                                      -------        --------         -------        --------
Net income (loss)                                     $   820        $   (843)        $ 1,640        $ (3,911)
Preferred stock dividends and accretion                    --              --              --            (980)
                                                      -------        --------         -------        --------
Income (loss) available to common shareholders        $   820        $   (843)        $ 1,640        $ (4,891)
                                                      =======        ========         =======        ========

Weighted average shares for basic EPS                  14,764          14,671          14,737          13,641
Effect of dilutive stock options and warrants           1,630              --           1,509              --
                                                      -------        --------         -------        --------
Weighted average shares for diluted EPS                16,394          14,671          16,246          13,641
                                                      =======        ========         =======        ========

Basic earnings (loss) per share                       $  0.06        $  (0.06)        $  0.11        $  (0.36)
                                                      =======        ========         =======        ========
Diluted earnings (loss) per share                     $  0.05        $  (0.06)        $  0.10        $  (0.36)
                                                      =======        ========         =======        ========

NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of June 30, 1997 and March 31, 1998 include an allowance for membership cancellations of $11,401,000 and $16,483,000, respectively.

NOTE 4 - SUBSEQUENT EVENTS

On April 2, 1998 the Company acquired all of the outstanding equity of Coverdell & Company, Inc. ("Coverdell") for approximately $3 million in cash and 447,729 shares of MemberWorks Common Stock (with an approximate fair market value of $14 million as of the closing date). Coverdell is a privately-held direct marketer of life, accident, and health insurance products to customers of banks, financial institutions and other organizations. The acquisition will be accounted for under the purchase method of accounting.

On May 14, 1998 the Company purchased a minority interest in ConsumerInfo.Com, a privately held, on-line provider of credit monitoring membership programs for $1.6 million in cash. This investment will be accounted for under the cost method of accounting.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MemberWorks addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance existing relationships between businesses and consumers. The Company derives its revenues principally from annually renewable membership fees. The Company receives full payment of annual fees at or near the beginning of the membership period, but recognizes revenue ratably over the membership period. Similarly, the costs associated with soliciting each new member, as well as the cost of royalties, printing and mailing of membership materials are amortized ratably over the same period. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.

THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

      REVENUES. Revenues increased 43% to $29.4 million for the quarter ended March 31, 1998 from $20.6 million for the quarter ended March 31, 1997 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately
2.6 million members at March 31, 1998 from 1.8 million members at March 31, 1997. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the roll-out of our new program introduced in fiscal 1997. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $12.7 million in 1998 from $8.1 million in 1997. As a percentage of individual membership revenues, these amounts represented 44% in 1998 and 41% in 1997.

      OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 40% to $6.0 million in 1998 from $4.3 million in 1997 due to the servicing requirements of the larger membership base of the Company. As a percentage of revenues, operating expenses decreased to 20.4% in 1998 from 20.9% in 1997.

      MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 31% to $17.6 million in 1998 from $13.5 million in 1997. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 59.8% in 1998 from 65.4% in 1997. The decrease was due to the favorable effect of an increase in the weighted average program fee, improved member retention rates and an increase in revenues generated from MemberLink(SM) and wholesale arrangements, both of which have lower marketing expenses than our traditional marketing channels. In addition to marketing expenses, the Company also monitors the spending for membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 34% to $24.2 million in 1997 from $18.0 million in 1997 primarily due to increased marketing efforts incurred to grow the membership base.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 37% to $5.4 million in 1998 from $4.0 million in 1997. This increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs. As a percentage of revenues, general and administrative expenses decreased to 18.5% from 19.4%. The decrease in this percentage is due principally to revenues increasing at a greater rate than general and administrative expenses.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents, partially offset by financing charges relating to notes payable and equipment leases. Other income of $442,000 was reported in 1998 compared to $331,000 reported in 1997. This increase was due to interest earned on higher average cash and cash equivalent balances outstanding during 1998 compared to 1997. The Company invests in short-term, investment-grade, interest bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

      PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the quarter ended March 31, 1998 due to the availability of accumulated net operating losses from prior years to offset current period income.

NINE MONTHS ENDED MARCH 31, 1998 VS. NINE MONTHS ENDED MARCH 31, 1997

      REVENUES. Revenues increased 45% to $81.3 million for the nine months ended March 31, 1998 from $56.2 million for the nine months ended March 31, 1997 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately 2.6 million members at March 31, 1998 from 1.8 million members at March 31, 1997. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the roll-out of our new program introduced in fiscal 1997. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $33.3 million in 1998 from $23.6 million in 1997. As a percentage of individual membership revenues, these amounts represented 43% in 1998 and 1997.

      OPERATING EXPENSES. Operating expenses increased 39% to $16.8 million in 1998 from $12.1 million in 1997 due to the servicing requirements of the larger membership base of the Company. As a percentage of revenues, operating expenses decreased to 20.7% in 1998 from 21.5% in 1997.

      MARKETING EXPENSES. Marketing expenses increased 32% to $48.5 million in 1998 from $36.6 million in 1997. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 59.7% in 1998 from 65.2% in 1997. The decrease was due to the favorable effect of an increase in the weighted average program fee, improved member retention rates and an increase in revenues generated from Memberlink(SM) and wholesale arrangements. In addition to marketing expenses, the Company also monitors overall membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 36% to $64.2 million in 1998 from $47.2 million in 1997 primarily due to increased marketing efforts incurred to expand the membership base.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 31% to $15.6 million in 1998 from $11.9 million in 1997. The increase was attributable to the cost incurred for additional personnel in all areas and related facilities costs. The additional personnel were necessary to support the Company's growth and expansion. As a percentage of revenues, general and administrative expenses decreased to 19.1% in 1998 from 21.2% in 1997. The decrease in this percentage is due principally to revenues increasing at a greater rate than general and administrative expenses.

      OTHER INCOME, NET. Other income, net of $1.3 million was reported in 1998 compared to $539,000 reported in 1997. This increase is due to interest earned on higher average cash and cash equivalent balances outstanding during 1998 compared to 1997.

      PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the nine months ended March 31, 1998 due to the availability of accumulated net operating losses from prior years to offset current period income.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities increased to $2.2 million in 1998 from $1.6 million in 1997 due to improved operating results in 1998 compared to 1997, offset by an increase in accounts receivable since June 30, 1997. This increase is due to the timing of certain client billings which were due and payable just after quarter end. All payments were received after quarter end in accordance with customary payment terms.

      The Company's capital expenditures decreased to $2.6 million in 1998 from $3.0 million last year. The current level of capital expenditures for 1998 is primarily related to the expansion of the Company's facilities to support increased personnel and the expansion of the Company's computer systems.

      Net cash used in financing activities was $2.9 million in 1998 compared to net cash provided by financing activities of $33.1 million in 1997. The cash used by financing activities in 1998 primarily consists of purchases made under the Company's stock repurchase programs authorized by the Company's Board of Directors in January 1998 and 1997. The cash provided by financing activities in 1997 was attributable to the Company's completion of its initial public offering during the December 1996 quarter.

      On January 15, 1998, the Company's Board of Directors authorized the repurchase, as conditions warrant, of up to an additional 150,000 shares of the Company's Common Stock. The repurchased shares will be used to provide Common Stock required for exercises of options granted by the Company under its employee stock option plans. During the quarter ended March 31, 1998, the Company repurchased 25,000 shares of common stock.

      On April 2, 1998, subsequent to quarter end, the Company purchased Coverdell & Company, Inc. ("Coverdell") for $17 million, of which $3 million was paid in cash. In addition, the Company settled additional liabilities of Coverdell approximating $3 million in cash. In addition, on May 14, 1998, the Company purchased a minority interest in ConsumerInfo.Com for $1.6 million in cash.

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

YEAR 2000 ISSUES

      The Company has analyzed its computer hardware and software in connection with dating problems that may arise with dates in the year 2000 or thereafter and has taken action to resolve issues identified. The Company has determined that resolving issues related to this problem should not have a material impact on its financial or operating performance.

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

From the effective date of the registration statement filed in connection with the offering to March 31, 1998, the net proceeds of the offering were used as follows (in thousands):

      Purchase and installation of machinery and equipment        $ 4,911
      Repayment of indebtedness                                     2,818
      Working capital                                               4,464
                                                                  -------
                                                                  $12,193
                                                                  =======

The remaining $24,207,000 of the proceeds has been invested in short-term, highly rated money market funds, government securities and commercial paper. Of the $2,818,000 used to repay indebtedness, $1,855,000 represented direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits
                        27 - Financial Data Schedule (included in EDGAR copy
                             only)

            (b)   Reports on Form 8-K

                        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MEMBERWORKS INCORPORATED
                                  (Registrant)


Date: May 15, 1998                By: /s/  Gary A. Johnson
                                      ---------------------------------
                                  Gary A. Johnson, President, Chief
                                  Executive Officer and Director


Date: May 15, 1998                By: /s/ James B. Duffy
                                      ---------------------------------
                                  James B. Duffy, Senior Vice President and
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)