Form 10-K
period 1998-06-30
MEMBERWORKS INC
filed 1998-10-08
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non- affiliates of the Registrant at September 18, 1998 was $146,790,122. The aggregate market value was computed by reference to the closing price of the Registrant's Common Stock as of that date. (For purposes of calculating this amount only, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the Registrant's Common Stock are considered to be affiliates.) The number of shares of Common Stock outstanding as of September 18, 1998 was 15,570,187.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders of MemberWorks Incorporated are incorporated by reference in Part III of this report.

                                     PART I

Item 1.  Business

BACKGROUND

         MemberWorks, a Delaware Corporation organized in 1996, and doing business as CardMember Publishing Corporation since 1989, designs and manages innovative membership programs providing substantial benefits to member consumers, those organizations offering the programs and vendors whose products and services are offered through the programs. MemberWorks believes, based on its senior management's extensive knowledge of the industry and its relationships with leading consumer - driven organizations such as banks, credit card issuers, retailers, mortgage companies and telecommunications providers, that it is a leading designer and provider of innovative membership service programs. The Company addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering these programs. In return for providing the Company with customer lists, the Company's clients receive royalty payments. Clients also benefit because the programs are designed and managed to strengthen the relationship between clients and their customers. MemberWorks offers its programs to increasingly sophisticated consumers seeking economy, efficiency and convenience in their purchase of products and services. Members save time by telephonically purchasing goods and services and obtaining useful information. Members also benefit because the vendors agree to allow discounts on products and services not generally available to non-members. For participating vendors, the programs provide the opportunity to reach a large number of demographically attractive members at a minimal incremental marketing cost. The Company's programs are primarily marketed to credit card holders through arrangements with its client organizations including banks, retailers, major oil companies and other credit card issuers. However, the Company continues to expand its distribution channels and now markets its programs through arrangements with mortgage companies and telecommunication providers as well.

         Businesses which sell services and products to consumers have substantially increased the use of direct marketing techniques to reach their customers. The estimated total consumer sales as a result of direct marketing in the United States were approximately $680 billion in 1997. The Company believes that membership service programs are one of the fastest growing areas of direct marketing. Membership service programs, if designed, marketed and managed effectively, can be of substantial value to the consumers who become members of such programs, to the businesses which market to consumers and to client organizations which offer the programs to their customers.

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


DESCRIPTION OF BUSINESS

         The Company's twelve membership service programs, which combined had approximately 3.5 million members as of June 30, 1998, offer unique and valuable services, information and savings opportunities. The service programs are marketed under the name of the program on behalf of the client and are designed and developed to capitalize on the client's existing relationship with its customers or other constituents. In general, membership fees, which may be payable monthly or annually, ranged from approximately $50 per year to approximately $120 per year during fiscal 1998. The Company can create customized service programs for clients based on elements of its standard programs. Currently, the Company markets the following twelve programs:

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

- SmartSource(SM) offers a wide range of assistance to the first time computer purchaser as well as to existing users seeking information on upgrading their systems and enhancements.

- Essentials(SM) offers fitness, fashion and beauty services for men and women, through discounts on clothing, haircuts, health clubs and nutrition counseling.

- 24Protect(SM) is designed to protect the member and their families with a variety of toll-free services including a nurse hotline, emergency home repairs, and roadside assistance.

- CardMember Protection Service(SM) offers credit card registration including one call stop notices, emergency cash and airline tickets and $500 fraud reimbursement.

- Coverdell/Monumental General Life and Accident Insurance includes low limit and high limit life insurance, accidental death, accidental injury and hospital indemnity insurance.


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

         If the membership is not canceled during the trial period, the consumer is charged the annual membership fee. In the event that the member does not cancel the membership after the initial membership term, he or she generally receives a renewal kit in the mail in advance of each membership year and is charged for the succeeding year's membership fee. Currently, during the course of an initial annual membership term or renewal term, a member is free to cancel a membership in the program, generally for a complete refund of the membership fee for that period.

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

         The Company believes that it was the first membership company to introduce aggregated discount services in the areas of health, sports, fashion and beauty, financial, personal computer programs and personal protection services. The Company also believes that all of its programs are innovative with respect to the variety and quality of particular services, discounts and other features which those programs offer. By bundling and reconfiguring various features of its standard programs, the Company can customize a program to the particular needs and demands of its clients.

WHOLESALE AND MEMBERLINK PROGRAMS

         In addition to marketing its programs directly to consumers through lists provided by credit card issuers and other businesses and organizations, the Company has expanded how it delivers its membership service programs through its wholesale and MemberLink(SM) programs. For wholesale programs, the Company works with a wholesale client to incorporate elements from one or more of its standard service programs in the design of a custom program for the client. The client will then provide the membership in the customized format to its customers as a value-added feature. The client pays the Company the membership fees for the customers who receive the service program. Wholesale programs substantially reduce the cost for the Company to acquire new members, which results in higher profit margins for the Company. Accordingly, the Company provides membership in the service program for fees which are less than the Company's standard fees for the program. Similarly, the Company's MemberLink(SM) programs also serve as a more efficient and cost effective way to acquire members. The Company has agreements with its clients to utilize the client's inbound call center to market its products. Under these arrangements, inbound callers to a client, meeting certain criteria, are offered the Company's membership service programs by the client's service representative or by a MemberWorks membership service representative through a call transfer. In 1998 approximately 6% of the Company's revenues came from wholesale and MemberLink(SM) programs.

MEMBER SERVICE
         The Company believes that providing high quality service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client which offered the service program. Currently, the Company maintains two call centers located in Omaha, Nebraska and Houston, Texas, with a total of approximately 420 membership service representatives. The Company's service centers are available to members, toll free, 24 hours-a-day, seven days-a-week. All new membership service representatives are required to complete a two-week classroom training course before beginning to take calls and attend on-the-job training thereafter. Through both its training programs, its systems and its software, the Company seeks to provide members with friendly, rapid and effective answers to questions. The Company also works closely with its clients' customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by the Company.

TECHNOLOGY
         The Company has invested substantially in advanced management information systems to allow it to operate its business more efficiently and productively. Accordingly, the Company has developed proprietary software that is designed to accept its clients' customer databases for review, analysis and modeling in order to identify likely members. The Company receives new member information from telemarketers on a daily basis, and the system routes that data to other Company facilities for member fulfillment thereby allowing the Company to mail member information kits to new members very rapidly. The system also receives confirmation of billing data from the Company's merchant processors on a regular basis, permitting the Company to update the status of each member, including member profile information.

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

FULFILLMENT
         In most cases, the products and services offered to members through the Company's programs are provided directly to members by independent vendors. The Company evaluates and engages only those vendors which can cost-effectively deliver high quality products and services. Vendors generally benefit by gaining significant volume demand with minimal associated marketing expense. Accordingly, vendors gain access and marketing exposure to the Company's membership base and, pursuant to contractual arrangements with the Company, generally quote a discounted price. The Company receives no material payments from these vendors for rendering services to the Company's members and, in certain cases, the Company pays its vendors a fee based on the volume of members in the Company's program or based on other agreed upon factors.

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

         The Company primarily offers its programs to consumers listed in databases provided to it by clients. The Company's proprietary software and systems permit it to accept this information from a client in electronic form. Marketing specialists at MemberWorks are then able to review, analyze and model the information on the database in order to design and implement an effective telemarketing program. In addition, the Company has begun to sell service programs on a wholesale basis. Under those programs, the Company does not pay for the marketing costs to solicit memberships. Instead, the client offering the memberships is responsible for marketing, usually with the assistance of the Company. In some cases, the client may provide wholesale memberships to its customers free of charge and pay the periodic membership fee to the Company for each customer membership. In other cases, the client may charge a reduced fee to its customer.

         The Company's sales strategy is to establish and maintain long-term relationships with its clients. The Company employs a consultative sales process to understand and define client needs and to determine how those needs can be addressed by the membership service programs offered by the Company. MemberWorks seeks to build upon its existing customer relationships by integrating and cross-selling its different membership service programs.

DISTRIBUTION
         The Company arranges with client financial institutions, retailers, oil companies and other credit card issuers to market membership programs to such clients' individual account holders and customers. Clients generally receive royalties on initial and renewal memberships. The Company's contracts with these clients typically grant the Company the right to continue providing membership services directly to such clients' individual account holders even if the client terminates the contract, provided that the client continues to receive its royalties. Currently, the Company has over 50 credit card issuer clients to whom it is obligated to pay royalties, including 17 of the top 25 issuers of bank credit cards, three of the top five issuers of oil company credit cards and three of the top five issuers of retail company credit cards.

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

         Through acquisition, the company has added consumer checking accounts as a distribution channel. The Company's subsidiary, Coverdell & Company ("Coverdell"), markets insurance and investment products to checking account customers through its relations with major financial institutions.

         The Company obtains substantially all of the information necessary to the Company's marketing efforts from customer lists supplied by its clients. Clients provide the lists to the Company for use in marketing a single, specific program which has been pre-approved by the client. As a result, the Company's ability to market a new program to an existing customer base or an existing program to a new customer base is dependent upon first obtaining client approval.

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

         Approximately 21.9%, 13.9%, and 13.7% of the Company's revenues for the year ended June 30, 1998 were attributable to members solicited from the customer lists provided by Sears, Capital One, and First USA, respectively.


GOVERNMENT REGULATION
         The primary means which the Company uses to market its programs is telemarketing. The telemarketing industry has become subject to an increasing amount of Federal and state regulation as well as general public scrutiny in the past several years. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. Additionally, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent telemarketing activities deemed by them to be "unfair or deceptive acts or practices." Further, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement or private actions for any failure to comply with such regulations. The Company's provision of membership programs requires the Company to comply with certain state regulations, changes in which could materially increase the Company's operating costs associated with complying with such regulations. The risk of noncompliance by the Company with any rules and regulations enforced by a Federal or state consumer protection authority may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could materially adversely affect the Company's business, financial condition and results of operations. Also, the media often publicizes perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers, and the membership programs industry is susceptible to peremptory charges by the media of regulatory noncompliance and unfair dealing.

COMPETITION
           The Company believes that the principal competitive factors in the membership services industry include the ability to identify, develop and offer innovative service programs, the quality and breadth of service programs offered, price and marketing expertise. The Company's competitors, including large retailers, travel agencies, insurance companies, financial service institutions and Cendant Corporation, some of which have substantially larger customer basis and greater financial and other resources than the Company, offer membership programs which provide services similar to, or which directly compete with, those provided by the Company. To date, the Company has effectively competed with its competitors. However, there can be no assurance that the Company's competitors will not increase their emphasis on programs similar to those offered by the Company to more directly compete with the Company, or provide programs comparable or superior to those provided by the Company at lower membership prices or adapt more quickly than the Company to evolving industry trends or changing market requirements or that new competitors will not enter the market, or that other businesses will not themselves introduce competing programs. Such increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, because contracts between clients and program providers are often exclusive with respect to a particular service, potential clients may be prohibited from contracting with the Company to promote a program if the services provided by the Company's program are similar to, or merely overlap with, the services provided by an existing program of a competitor.


EMPLOYEES
         As of June 30, 1998, the Company employed 661 persons on a full-time basis and 125 on a part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.


Item 2.  Properties

         The Company leases space in Stamford, Connecticut, Atlanta, Georgia, Omaha, Nebraska and Houston, Texas. The Stamford office serves as the Company's headquarters. The Atlanta office serves as the corporate offices for Coverdell & Company, a wholly-owned subsidiary of the Company. The Omaha and Houston locations are primarily call centers for membership services representatives, operations and telemarketing personnel. The Omaha location is also the Company's main computer and telecommunications systems center and contains member fulfillment and warehouse facilities.

         A summary of key information with respect to the Company's leased facilities is as follows:

         Location           Square Footage   Year of Lease Expiration
         --------           --------------   ------------------------
         Stamford, CT ....      72,130           2006
         Atlanta, GA .....      13,692           2002
         Omaha, NE .......      58,207           1998 through 2000
         Houston, TX .....      41,591           2006


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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended June 30, 1998.


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

                                                         High         Low
           Fiscal Year Ended June 30,1998:
             First Quarter                              22 3/8         16
             Second Quarter                             22 1/8       16 5/8
             Third Quarter                              30 3/8         20
             Fourth Quarter                             32 1/2       25 7/16



                                                         High         Low
           Fiscal Year Ended June 30,1997:
             First Quarter                                N/A          N/A
             Second Quarter(October 18, 1996              17         10 1/2
                     through December 31, 1996)
             Third Quarter                              18 1/4         13
             Fourth Quarter                             18 1/2       14 3/4


         As of September 18, 1998, there were 40,000,000 shares of Common Stock authorized of which 15,570,187 shares of Common Stock were outstanding, held of record by approximately 2,100 stockholders. The Company has not declared or paid any cash dividends to date and anticipates that all of its earnings in the foreseeable future will be retained for use in its business. The Company's future dividend policy will depend on the Company's earnings, capital requirements, financial condition, requirements of the financing agreements to which the Company is a party and other factors considered relevant by the Board of Directors.

         The effective date of the registration statement pursuant to which the Company conducted the public offering of its Common Stock described above was October 18, 1996 and the file number was 333-10541. The Company filed its initial report on Form SR on January 27, 1997 for the period ended January 18, 1997.

         From the effective date of the registration statement filed in connection with the offering to June 30, 1998, the net proceeds of the offering were used as follows (in thousands):

Acquisitions of other businesses                                       $5,524
Purchase and installation of machinery and equipment                   $6,916
Repayment of indebtedness                                              $2,818
Working Capital                                                        $4,264
                                                                       ------
                                                                      $19,522
                                                                      =======

         The remaining $16,878,000 of the proceeds has been invested in short-term, highly rated money market funds, government securities and commercial paper. Of the $2,818,000 used to repay indebtedness, $1,855,000 represented direct or indirect payments to directors, officers, general partners of the issuer or their associates; to person owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

Item 6.  Selected Financial Data

         The selected consolidated statements of operations data for each of the years ended June 30, 1994, 1995, 1996, 1997, and 1998 and the selected consolidated balance sheet data as of June 30, 1994, 1995, 1996, 1997, and 1998 set forth below are derived from the consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP. The selected consolidated financial information of the Company is qualified by reference to and should be read in conjunction with Item 8- "Consolidated Financial Statements and Supplementary Data," and Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                              Year Ended June 30,
                                                 ------------------------------------------------------------------------

                                                   1994            1995            1996            1997            1998
                                                 --------        --------        --------        --------        --------
                                                                    (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF
     OPERATIONS DATA:
Revenues .................................       $ 25,830        $ 41,547        $ 57,012        $ 79,174        $120,834
Total expenses ...........................         31,846          52,279          62,259          83,032         117,749
                                                 --------        --------        --------        --------        --------
Net (loss)/income ........................       $ (6,016)       $(10,732)       $ (5,247)       $ (3,858)       $  3,085
                                                 ========        ========        ========        ========        ========

Basic (loss)/earnings per share ..........       $  (0.64)       $  (1.14)       $  (0.49)       $  (0.35)       $   0.21
                                                 ========        ========        ========        ========        ========
Diluted (loss) earnings per share ........       $  (0.64)       $  (1.14)       $  (0.49)       $  (0.35)       $   0.19
                                                 ========        ========        ========        ========        ========
Weighted average common shares outstanding          9,768           9,953          11,956          13,901          14,837
                                                 ========        ========        ========        ========        ========
Weighted average common shares and common
equivalent shares outstanding ............          9,768           9,953          11,956          13,901          16,381
                                                 ========        ========        ========        ========        ========


                                                                          June 30,
                                       ----------------------------------------------------------------------------

                                         1994             1995             1996             1997            1998
                                       ---------        ---------        ---------        ---------       ---------
                                                                       (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ......       $   2,566        $   5,323        $   4,312        $  40,758       $  35,933
Working capital (deficit) ......         (11,065)         (13,410)         (18,977)           7,731          (5,978)
Total assets ...................          23,823           29,726           41,927           84,423         133,929
Long-term obligations ..........           3,731            8,065            1,089              438              69
Redeemable preferred stock .....           6,096           10,926           20,487             --              --
Shareholders' equity (deficit) .         (18,627)         (30,367)         (36,332)          14,030          29,080

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         MemberWorks addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance the existing relationships between businesses and consumers. The Company derives its revenues principally from annually renewable membership fees. The Company generally receives full payment of annual fees at or near the beginning of the membership period, but recognizes revenue ratably over the membership period. Similarly, the costs associated with soliciting each new member, as well as the cost of royalties, printing and mailing of membership materials are amortized ratably over the same period. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.

         On September 1, 1998, the Company issued a press release that stated it had contacted the Securities and Exchange Commission ("SEC") to determine whether the SEC staff's view regarding the timing of revenue recognition for companies such as MemberWorks Incorporated that sell services has changed in the wake of Cendant Corporation's agreement (announced on August 27, 1998) with the SEC to modify its revenue recognition practices. The Company had requested the SEC staff to comment on and has provided the SEC staff with information demonstrating the continued appropriateness of its revenue recognition practices. The Company has consistently followed these practices in accordance with generally accepted accounting practices and with the concurrence of PricewaterhouseCoopers LLP, its independent accountants. As a result of this review and several discussions with the SEC staff, the staff has not objected to the Company's decision to presently continue to follow its revenue recognition practices, as described above. The SEC staff did request the Company to change its method of accounting for printing and mailing of membership materials, beginning as of July 1, 1998. The Company will record the cumulative effect of this change in accounting principle in the first quarter of fiscal 1999. See footnote 12 on page F-13 for a description of the change and its financial impact.

         On September 28, 1998, the SEC issued a press release and stated the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure;" for all publicly-traded companies. Until such time as the SEC staff issues such interpretative guidelines, it is unclear what, if any, impact such interpretative guidance will have on the Company's current accounting practices. However, the potential changes in accounting practice being considered by the SEC staff could have a material impact on the manner in which the Company recognizes revenue. Any such changes would have no effect on reported cash flow or the economic value of the Company's memberships.

         On April 2, 1998, the Company acquired all of the outstanding common stock of Coverdell & Company, Inc. ("Coverdell") for $18.4 million. Coverdell is a marketer of insurance and investment products. The transaction was accounted for as a purchase and accordingly the assets and liabilities at June 30, 1998 and results of operations from the date of acquisition associated with the acquired business have been included in the Company's financial position and the results of operations. On May 14, 1998, the Company purchased a minority interest in ConsumerInfo.Com for $1.6 million in cash. ConsumerInfo.Com is a privately held, on-line provider of credit monitoring membership programs. This transaction has been accounted for as an investment under the cost method.

FISCAL 1998 COMPARED TO FISCAL 1997

         REVENUES. Revenues increased 53% to $120.8 million in 1998 from $79.2 million in 1997 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 3.5 million members at June 30, 1998 from 2.0 million members at June 30, 1997. Excluding the impact of the Coverdell acquisition, revenue increased 47% to $116.0 million in 1998 and the Company's membership base increased to 2.9 million in 1998. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the roll-out of new programs introduced in 1997 and 1998. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $50.6 million in 1998 from $33.4 million in 1997. As a percentage of individual membership revenues, these amounts represented 44% in 1998 and 43% in 1997. In the second half of fiscal 1998 the Company refined its estimate of its program specific provision for cancellations to reflect more current experience. The effect of this refinement was to increase revenues and net income by approximately $1,000,000 and $750,000, respectively.

         OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 47% to $24.6 million in 1998 from $16.8 million in 1997. As a percentage of revenues, operating expenses decreased to 20.4% in 1998 from 21.2% in 1997 primarily due to increased wholesale revenues.

         MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 40.6% to $71.6 million in 1998 from $50.9 million in 1997. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 59.2% in 1998 from 64.3% in 1997. The decrease was primarily due to improved member retention, an increase in the weighted average program fee, and increases in MemberLink and wholesale revenues. In addition to marketing expenses, the Company also monitors overall membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 51% to $94.8 million in 1998 from $62.9 million in 1997 primarily due to increased marketing efforts incurred to expand the membership base. The Company expects these costs will continue to increase in future periods in order to continue the expansion of the Company's membership base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 42.6% to $23.2 million in 1998 from $16.3 million in 1997. The increase was attributable to the cost incurred for additional personnel in all areas and related facilities costs. The additional personnel were necessary to support the Company's growth and expansion. As a percentage of revenues, general and administrative expenses decreased to 19.2% in 1998 from 20.6% in 1997. The decrease in this percentage is due primarily to revenues increasing at a greater rate than general and administrative expenses.

         OTHER (INCOME) EXPENSE, NET. Other (income) expense, net is primarily composed of interest income from cash and cash equivalents. Other income, net of $1.7 million was reported in 1998 compared to other income, net of $0.9 million reported in 1997. The increase in other income, net was due to the interest earned on a full year of cash and cash equivalents resulting from the proceeds of the initial public offering completed on October 23, 1997. The Company invests in short-term, investment-grade, interest-bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

         PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the years ended June 30, 1998 and 1997 due to tax losses realized in those years. As of June 30, 1998, the Company had accumulated federal net operating loss carry forwards of $56.4 million.

FISCAL 1997 COMPARED TO FISCAL 1996

         REVENUES. Revenues increased 39% to $79.2 million in 1997 from $57.0 million in 1996 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 2.0 million members at June 30, 1997 from 1.5 million members at June 30, 1996. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the roll-out of new programs introduced in 1996 and 1997. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $33.4 million in 1997 from $23.3 million in 1996. As a percentage of individual membership revenues, these amounts represented 43% in 1997 and 41% in 1996.

         OPERATING EXPENSES. Operating expenses increased 44% to $16.8 million in 1997 from $11.6 million in 1996. As a percentage of revenues, operating expenses increased to 21.2% in 1997 from 20.4% in 1996. These increases were primarily due to the Company opening a new membership service facility in Houston, Texas which commenced operations during the quarter ended June 1996 as well as increased operating costs necessary to support the growing membership base.

         MARKETING EXPENSES. Marketing expenses increased 33% to $50.9 million in 1997 from $38.4 million in 1996. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 64.3% in 1997 from 67.4% in 1996. The decrease was primarily due to increased retention and an increase in the weighted average program fee. Membership solicitation and other deferred costs, which are amortized ratably over the membership period, increased 31% to $62.9 million in 1997 from $48.2 million in 1996 primarily due to increased marketing efforts incurred to expand the membership base.

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

         OTHER (INCOME) EXPENSE, NET. Other income, net of $0.9 million was reported in 1997 compared to other expense, net of $0.3 million reported in 1996. The increase in other income, net was due to the interest earned on cash and cash equivalents resulting from the proceeds of the initial public offering completed on October 23, 1996.

         PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the years ended June 30, 1997 and 1996 due to tax losses realized in those years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital have been from the issuance of equity securities and internally generated cash from operations. The Company sold 2,400,000 shares of its Common Stock in an initial public offering on October 18, 1996. Net proceeds of the offering, after deducting underwriting discounts, commissions and offering expenses, approximated $36.4 million. Approximately $2.5 million of the net proceeds were utilized to redeem all outstanding shares of Series E and Series F Preferred Stock on October 23, 1996. The Company expects to use the remainder of the net proceeds of the initial public offering for working capital and other general corporate purposes, including possible acquisitions.

         Net cash provided by operating activities was $8.9 million, $7.8 million, and $1.0 thousand for the years ended June 30, 1998, 1997, and 1996, respectively. This improvement in operating cash flow is due to several factors including improved operating results and improved membership solicitation costs. The Company believes that the Coverdell business will have a negative impact on short-term operating cash flow because its member fees have been collected monthly rather than annually, in advance.

         Net cash used by investing activities increased to $10.0 million in 1998 up from $3.8 million and $2.3 million in 1997 and 1996, respectively. The increase is primarily due to the Company's acquisition of Coverdell and its investment in ConsumerInfo.Com, which were funded through available cash balances. The Company purchased Coverdell on April 2, 1998 with a cash payment of $3.9 million plus common stock and options worth $14.5 million. The Company funded its investment in ConsumerInfo.com with a cash payment of $1.6 million. The Company's capital expenditures were $4.6 million in 1998 compared to $3.8 million in 1997, and $2.3 million in 1996. The increased expenditures were primarily related to computer system upgrades and software as well as office and call center expansion. The Company expects to increase capital expenditures in fiscal 1999 to further increase capacity of its computer systems and increase capacity of its office facilities.

         The Company's net cash used by financing activities was $3.7 million in 1998 primarily due to purchases of treasury stock compared to $32.4 million and $1.3 million provided by financing activities in 1997 and 1996, respectively. As discussed above, the Company completed an initial public offering in October 1996 which generated net proceeds of approximately $36.4 million. During 1998, the Company completed the repurchase program authorized by the Board of Directors in January 1997. On January 15, 1998, the Board of Directors authorized the repurchase, as conditions warrant, of up to an additional 150,000 shares of the Company's Common Stock. The Company bought back 156,000 shares for $3.5 million under these plans during fiscal 1998 compared to the purchase of 47,000 shares for $0.7 million in 1997. The repurchased shares will be used to provide Common Stock required for exercises of options granted by the Company under the 1996 Stock Option Plan.

         As of June 30, 1998, the Company had cash and cash equivalents of $35.9 million. In addition, the Company has a $7.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. Borrowings as of and during the year ended June 30, 1998 were not significant. Because of ongoing costs in connection with soliciting new members, the Company expects to continue to utilize net cash generated from operating activities, if any, to increase the Company's membership base. The Company believes its existing cash balances, bank credit facility and funds generated from operations will be sufficient to meet its funding requirements for at least the next twelve months.

YEAR 2000 ISSUES

         The Company has completed an analysis of its software and hardware to determine if its systems are Year 2000 compliant. The Company's project to evaluate, modify, and test its systems is substantially complete and involved communication and testing with all of the Company's clients and vendors. This testing has involved processing of customer files both by the Company and its clients and vendors and the results have been positive.

         The cost of the project has not been material to the Company and has been funded through operating cash flows. The Company has expensed all costs associated with this project as incurred.

         Although management believes the Company's systems will be Year 2000 compliant, the Company has begun developing contingency plans to address any possible system failures. Because the Company uses multiple vendors to process its billing transactions, its external risk is mitigated as vendors may be used interchangeably. However, there can be no assurance that these, or other companies on which the Company relies will be timely converted or that any such failure to convert would not have an adverse effect on the Company's systems and operations.

CERTAIN FACTORS AFFECTING FUTURE RESULTS

         The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, including the statements in Liquidity and Capital Resources regarding the adequacy of funds to meet funding requirements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Company's history of losses, the Company's ability to retain existing clients and attract new clients, the Company's dependence on membership renewals, intense competition, the Company's continuing ability to develop new programs which generate consumer interest, and general economic factors. The Company has incurred significant operating losses since its inception. Although the Company has experienced revenue growth and has reported net income in recent periods, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will maintain profitability in the future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
                None.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and related notes and report of independent auditors for the Company are included following Part I, V, beginning on page F-1, and identified in the index appearing at Item 14(a).

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

                                     PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)  Index to Financial Statements and Financial Statement Schedules
                                                                          Page
     Report of PricewaterhouseCoopers LLP, Independent Auditors            F-1

     Consolidated Balance Sheets as of June 30, 1998 and 1997              F-2

     Consolidated Statements of Operations for the years ended
       June 30, 1998, 1997 and 1996                                        F-3

     Consolidated Statements of Shareholders' Equity for the years ended
       June 30, 1998, 1997 and 1996                                        F-4

     Consolidated Statements of Cash Flows for the years ended
       June 30, 1998, 1997 and 1996                                        F-5

     Notes to Consolidated Financial Statements                            F-6


     The following Financial Statement Schedule is included:

     Schedule II - Valuation and Qualifying Accounts - Years ended
       June 30, 1998, 1997 and 1996                                        F-14

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K

         (1) The Company filed Current Report on Form 8-K, dated April 17, 1998, reporting Item 2 ("Acquisition or disposition of assets") event.

         (2) The Company filed Current Report on Form 8-K/A, dated June 17, 1998, reporting Item 2 ("Acquisition or disposition of assets") event, including the financial statements of Coverdell & Company as of December 31, 1997.

(c)      Exhibits:

         Exhibits filed as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits immediately preceding the exhibits located at the end of this Annual Report.

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


                                              Date: October 7, 1998

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


Signature                                            Title                                                Date
---------                                            -----                                                ----
By: /s/ GARY A. JOHNSON                              President, Chief Executive Officer and Director      October  7, 1998
    ---------------------------------------------
Gary A. Johnson

By: /s/ DENNIS P. WALKER                             Executive Vice President and Director                October  7, 1998
    ---------------------------------------------
Dennis P. Walker

By: /s/ JAMES B. DUFFY                               Senior Vice President, Chief Financial Officer       October  7, 1998
    ---------------------------------------------
James B. Duffy

By: /s/ Stephen J. Clearman                          Director                                             October  7, 1998
    ---------------------------------------------
Stephen J. Clearman

By: /s/ ALEC L. ELLISON                              Director                                             October  7, 1998
    ---------------------------------------------
Alec L. Ellison

By: /s/ MICHAEL R. O'BRIEN                           Director                                             October  7, 1998
    ---------------------------------------------
Michael R. O'Brien

By: /s/ MARC S. TESLER                               Director                                             October  7, 1998
    ---------------------------------------------
Marc S. Tesler

Exhibit
No.                                 Description

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

*10.15 Consulting Agreement, dated as of January 1, 1996, by and between the Registrant, Giga Information Group, Inc. and Neill Brownstein. (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.16 Agreement dated as of October 7, 1994 by and between Sears, Roebuck and Co. and the Registrant. (filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.17 License Agreement, dated August 1, 1990, by and between the Registrant and Sears Roebuck and Co. (filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.18 Lease Agreement between Stamford Towers Limited Partnership and the Registrant, dated January 15, 1996. (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.19 Business Property Lease between V and R Joint Venture and the Registrant, dated October 4, 1995. (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.20 Arena Tower II Lease Agreement by and between Arena Tower II Corporation and the Registrant, dated February 12, 1996, as amended. (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.21 Amendment No. 1 to Amended and Restated Credit Agreement, dated May 8, 1997 among the Registrant, the lender parties thereto and Brown Brothers Harriman & Co.

*10.23 Lease Agreement between Stamford Towers Limited Partnership and the Registrant, dated May 20, 1997.

*10.24 Second Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated January 24, 1997.

*10.25 Third Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated July 23, 1997.

*10.26 Sublease Agreement between Brenmar Marketing Company, Inc. and Registrant dated June 23, 1997.

18       Letter re: Change in Accounting Principle.

23       Consent of PricewaterhouseCoopers LLP.

27       Financial Data Schedule.


---------------------------------------------------
*Previously filed.

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors and Shareholders of MemberWorks Incorporated

Our audits of the consolidated financial statements referred to in our report dated July 28, 1998 appearing on page F-1 in this Annual Report on Form 10-K also included the audit of Schedule II-Valuation and Qualifying Accounts. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set fourth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
New York, New York
July 28, 1998

                            MEMBERWORKS INCORPORATED

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of MemberWorks Incorporated

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of MemberWorks Incorporated and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
New York, New York
July 28, 1998

                            MEMBERWORKS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   June 30,
                                                                                          ---------------------------
                                                                                              1998           1997
                                                                                          -------------  ------------
                         ASSETS
Current assets:
     Cash and cash equivalents                                                            $    35,933    $    40,758
     Accounts receivable                                                                        7,107          3,193
     Prepaid membership materials                                                               2,931          1,678
     Prepaid expenses                                                                           1,060            284
     Membership solicitation and other deferred costs                                          51,771         31,773
                                                                                          -----------    -----------
                    Total current assets                                                       98,802         77,686
Fixed assets, net                                                                               9,677          6,377
Intangible and other assets                                                                    25,450            360
                                                                                          -----------    -----------
                    Total assets                                                          $   133,929    $    84,423
                                                                                          ===========    ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                                          $       380    $       724
     Accounts payable                                                                          21,967         13,854
     Accrued liabilities                                                                       20,680         13,904
     Deferred membership fees                                                                  61,753         41,473
                                                                                          -----------    -----------
                    Total current liabilities                                                 104,780         69,955
Long-term obligations                                                                              69            438
                                                                                          -----------    -----------
                    Total liabilities                                                         104,849         70,393
                                                                                          -----------    -----------

Commitments and contingencies (Note 5)

Shareholders' equity:
      Preferred stock, $0.01 par value --
          1,000 shares authorized; no shares issued                                                --             --
      Common stock, $0.01 par value --
          40,000 shares authorized; 15,653 shares issued
          (14,942 shares at June 30, 1997)                                                        156            149
     Capital in excess of par value                                                            74,478         59,472
     Deferred compensation                                                                       (978)        (1,445)
     Accumulated deficit                                                                      (40,073)       (43,158)
     Treasury stock, 377 shares at cost (221 shares at June 30, 1997)                          (4,503)          (988)
                                                                                          -----------    -----------

                     Total shareholders' equity                                                29,080         14,030
                                                                                          -----------    -----------
                     Total liabilities and shareholders' equity                           $   133,929    $    84,423
                                                                                          ===========    ===========

                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              For the year ended June 30,
                                                                        -----------------------------------------
                                                                            1998          1997           1996
                                                                        ------------  ------------   ------------
Revenues                                                                $   120,834   $    79,174    $    57,012

Expenses:
     Operating                                                               24,610        16,762         11,623
     Marketing                                                               71,594        50,904         38,410
     General and administrative                                              23,245        16,296         11,916
     Other (income) expense, net principally interest                        (1,700)         (930)           310
                                                                        -----------   -----------    -----------
Total expenses                                                              117,749        83,032         62,259
                                                                        -----------   -----------    -----------
Income (loss) before income taxes                                             3,085        (3,858)        (5,247)
Provision for income taxes                                                       --            --             --
                                                                        -----------   -----------    -----------
Net income (loss)                                                       $     3,085   $    (3,858)   $    (5,247)
                                                                        ===========   ===========    ===========
Earnings per share:
          Basic                                                         $      0.21   $     (0.35)   $     (0.49)
                                                                        ===========   ===========    ===========
          Diluted                                                       $      0.19   $     (0.35)   $     (0.49)
                                                                        ===========   ===========    ===========

Weighted average common shares used in earnings per share calculations:
          Basic                                                              14,837        13,901         11,956
                                                                        ===========   ===========    ===========
          Diluted                                                            16,381        13,901         11,956
                                                                        ===========   ===========    ===========

                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                        Capital in
                                       Common Stock      Excess of    Deferred     Accumulated   Treasury
                                     Shares    Amount    Par Value  Compensation     Deficit      Stock       Total
                                     --------  --------  ---------  ------------  ------------ ----------- ------------
Balance -  June 30, 1995               5,857   $    59    $ 1,686            --     $ (31,839)  $    (273)  $  (30,367)
For the year ended June 30, 1996:
  Issuance of common stock                --        --          1                                                    1
  Issuance of warrants                                        515                                                  515
  Preferred stock dividends
    and accretion                                                                      (1,234)                  (1,234)
  Deferred compensation                                     1,400        (1,400)                                     --
  Net loss                                                                             (5,247)                  (5,247)
                                     --------  -------------------  ------------  ------------ ----------- ------------
Balance - June 30, 1996                5,857        59      3,602        (1,400)      (38,320)       (273)     (36,332)

For the year ended June 30, 1997:
  Issuance of common stock             2,621        26     36,547                                               36,573
  Acquisition of treasury stock                                                                      (715)        (715)
  Preferred Stock:
    Dividends and accretion                                                              (980)                    (980)
    Conversion of preferred stock
       into common stock               6,464        64     18,854                                               18,918
Deferred compensation                                         469           (45)                                   424
Net loss                                                                               (3,858)                  (3,858)
                                     --------  --------  ---------  ------------  ------------ ----------- ------------
Balance - June 30, 1997               14,942       149     59,472        (1,445)      (43,158)       (988)      14,030

For the year ended June 30, 1998:
  Issuance of common stock               711         7     15,006                                               15,013
  Acquisition of treasury stock                                                                    (3,515)      (3,515)
  Deferred compensation                                                     467                                    467
  Net income                                                                            3,085                    3,085
                                     --------  --------  ---------  ------------  ------------ ----------- ------------
Balance - June 30, 1998               15,653  $    156   $ 74,478   $      (978)   $  (40,073)  $  (4,503)   $  29,080
                                     ========  ========  =========  ============  ============ =========== ============

                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               For the year ended June 30,
                                                                        ------------------------------------------
                                                                            1998           1997           1996
                                                                        ------------   ------------   ------------
OPERATING ACTIVITIES
     Net income (loss)                                                  $     3,085    $    (3,858)   $    (5,247)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
               Membership solicitation and other deferred costs             (94,835)       (62,929)       (48,201)
               Amortization of membership solicitation                       74,837         56,842         43,097
                   and other deferred costs
               Deferred membership fees                                      20,280         10,845          7,036
               Depreciation and amortization                                  2,525          1,295            746
               Other                                                            514            424            469

Change in assets and liabilities:
          Accounts receivable                                                (3,319)         3,246         (5,074)
          Prepaid membership materials                                       (1,253)          (613)          (733)
          Prepaid expenses                                                     (631)           (80)          (114)
          Other assets                                                          (56)           (31)          (252)
          Accounts payable                                                    3,556          3,421          2,729
          Accrued liabilities                                                 4,227           (727)         5,545
                                                                        -----------    -----------    -----------
Net cash provided by operating activities                                     8,930          7,835              1
                                                                        -----------    -----------    -----------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                             (4,586)        (3,760)        (2,264)
     Business combinations, net of cash acquired
          and other investments                                              (5,446)            --            (48)
                                                                        -----------    -----------    -----------
Net cash used in investing activities                                       (10,032)        (3,760)        (2,312)
                                                                        -----------    -----------    -----------

FINANCING ACTIVITIES
     Net proceeds from issuance of stock and warrants                           505         36,573         12,887
     Treasury stock purchases                                                (3,515)          (715)          (175)
     Payments of long-term obligations                                         (713)          (918)        (7,395)
     Preferred stock redemption                                                  --         (2,549)        (4,000)
     Debt issuance costs                                                         --            (20)          (117)
     Proceeds from issuance of notes payable                                     --             --            502
     Preferred stock dividends                                                   --             --           (402)
                                                                        -----------    -----------    -----------
Net cash (used in) provided by financing activities                          (3,723)        32,371          1,300
                                                                        -----------    -----------    -----------
Net (decrease) increase in cash and cash equivalents                         (4,825)        36,446         (1,011)
Cash and cash equivalents at beginning of year                               40,758          4,312          5,323
                                                                        -----------    -----------    -----------
Cash and cash equivalents at end of year                                $    35,933    $    40,758    $     4,312
                                                                        ===========    ===========    ===========

                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--NATURE OF BUSINESS

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


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation--consolidation
         The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates
         The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value of financial instruments and concentration of credit risk
         All current assets and liabilities are carried at cost, which approximates fair value because of the short-term maturity of those instruments. The recorded amounts of the Company's long-term obligations also approximate fair value. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from financial and other card holder based institutions (clients of the Company) whose cardholders constitute the Company's membership base. These entities include major banks, financial institutions, large oil companies and retailers located in the United States.

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

Revenue recognition
         Membership fees are billed through clients of the Company primarily through credit cards. An allowance for cancellations is established based on the Company's most recent actual cancellation experience, updated regularly. Deferred membership fees are recorded, net of estimated cancellations, when the trial period has elapsed, and are amortized as revenues from membership fees on a straight-line basis, over the remainder of the membership period, generally twelve months. Membership cancellations are charged to the allowance for cancellations on a current basis. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program, generally for a complete refund of the membership fee for that period. Accrued liabilities set forth in the accompanying consolidated balance sheets as of June 30, 1998 and 1997 include an allowance for membership cancellations of $16,362,000, and $11,401,000 respectively. In the second half of fiscal 1998 the Company refined its estimate of its program specific provision for cancellations to reflect more current experience. The effect of this refinement was to increase revenues and net income by approximately $1,000,000 and $750,000, respectively.

         Accounts receivable includes $2,033,000 and $1,220,000 of unbilled receivables as of June 30, 1998 and 1997, which were billed and collected subsequent to the balance sheet date, and arise in certain instances when the Company elects to bill subsequent to, rather than upon, acceptance of membership.

         Membership service programs sponsored by three clients of the Company accounted for 21.9%, 13.9% and 13.7% of revenues, respectively for the fiscal year ended June 30, 1998. Membership service programs sponsored by two clients of the Company accounted for 30.7% and 13.8% of revenues, respectively, for the fiscal year ended June 30, 1997 and 35.2% and 10.5% of revenues, respectively, for the fiscal year ended June 30, 1996.

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

                            MEMBERWORKS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

Earnings per share
         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("FAS 128"). All earnings per share amounts have been restated to conform to FAS No. 128. Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding, determined using the treasury stock method. For the year ended June 30, 1998, the diluted weighted average common shares outstanding includes 1,544,000 of dilutive stock options and warrants. Preferred stock dividends of $980,000 and $586,000 have been deducted from net loss for the years ended June 30, 1997 and 1996, respectively to arrive at net loss available to common shareholders.

Cash and cash equivalents
         The Company considers highly liquid investment instruments with terms of three months or less at the time of acquisition to be cash equivalents.

Income taxes
         The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes" (FAS 109). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Intangible assets
         Intangible assets principally include acquired member and customer relationships and goodwill that arose in connection with the acquisition of Coverdell & Company, Inc. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired and is amortized on a straight-line basis over twenty years. Other acquired intangibles, except member relationships, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives, primarily twenty years. The value of member relationships is amortized over twenty years using an accelerated method based on estimated future cash flows. The Company periodically reviews goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. Intangible and other assets set forth in the accompanying consolidated balance sheet as of June 30, 1998 include acquired member and customer relationships of $10,199,000 and goodwill of $12,771,000, net of accumulated amortization of $301,000 and $162,000, respectively, as of June 30, 1998.

Impairment of long-lived assets
         The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of June 30, 1998, no impairment has been indicated.

Stock-based compensation
         The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and its related interpretations.

New accounting pronouncements
         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 requires the presentation of the components of comprehensive income in a company's financial statements for fiscal years beginning after December 15, 1997. Comprehensive income is defined as the change in a company's equity during a financial reporting period from transactions and other events and circumstances from nonowner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). SFAS No. 131 requires that public companies report certain information about operating segments. It also requires that public business enterprises report certain information about their products and services, geographic areas in which they operate and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The adoption of these statements is not expected to materially impact the presentation and disclosure in the Company's financial statements.

                            MEMBERWORKS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - BUSINESS COMBINATIONS

Coverdell Acquisition
         On April 2, 1998, the Company acquired all of the outstanding common stock of Coverdell & Company, Inc. ("Coverdell"). The purchase price totaled approximately $18,400,000, including $3,900,000 in cash, 448,000 shares of the Company's common stock, with a fair value of $13,600,000, and options to acquire 93,000 shares of the Company's common stock with a fair value of $900,000. Cash for the acquisition was funded entirely from internal cash reserves of the Company. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Coverdell's operations are included in the consolidated financial statements from the date of acquisition.

         The fair values of assets and liabilities acquired, based on certain estimates and appraisals obtained are summarized as follows (In thousands):

         Current assets                                            $      818
         Non-current assets                                               482
         Identifiable intangible assets                                10,500
         Goodwill                                                      12,933
         Accounts payable and accrued liabilities                      (6,356)
                                                                   ----------
         Total                                                     $   18,377
                                                                   ==========

Pro Forma Results
         The following unaudited pro forma results of operations for 1998 and 1997 have been prepared assuming the Coverdell acquisition had occurred as of July 1, 1996. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (In thousands except per share data).

                                                                      1998             1997
                                                                      ----             ----
         Revenues                                                 $   131,200      $   90,400
         Net income (loss)                                                500          (5,200)
         Basic and diluted earnings (loss) per share                    $0.03          ($0.43)

ConsumerInfo.Com Investment
         On May 14, 1998 the Company purchased a minority interest of less than twenty percent in ConsumerInfo.Com, a privately held, on-line provider of credit monitoring membership programs for $1,600,000 in cash. This investment is accounted for under the cost method of accounting.


NOTE 4--FIXED ASSETS

         Fixed assets are comprised of the following at June 30, (in thousands):

                                                                            1998            1997
                                                                            ----            ----
         Computer and office equipment                                    $  9,940       $  5,955
         Furniture and fixtures                                              1,854            875
         Telephone equipment                                                 1,737          1,430
         Leasehold improvements                                              1,196            816
                                                                          --------       --------
                                                                            14,727          9,076
         Accumulated depreciation and amortization                          (5,050)        (2,699)
                                                                          --------       --------
                                                                          $  9,677       $  6,377
                                                                          ========       ========

         Depreciation and amortization expense was $1,770,000, $1,183,000, and $614,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

                            MEMBERWORKS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5--LONG-TERM OBLIGATIONS

Notes payable

         Notes payable are summarized as follows at June 30, (in thousands):

                                                                            1998            1997
                                                                            ----            ----
         Bank Credit Agreement                                              $   10        $   10
         Equipment term loans                                                  197           633
                                                                            ------        ------
                                                                               207           643
         Less current maturities                                               200           446
                                                                            ------        ------
         Long-term notes payable                                            $    7        $  197
                                                                            ======        ======

         The Bank Credit Agreement allows borrowings up to $7,000,000. Borrowings under the facility accrue interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. A commitment fee is charged based on the total facility at the rate of 0.5% per annum. The credit agreement is secured by all of the Company's assets, including the stock of its subsidiaries.

         The Company has several equipment term loans extending to September 2001, secured by certain computer equipment. Interest is at rates of 7.5% to 11.6%, and principal is repayable monthly. The aggregate amount of payments related to the equipment term loans is $192,000 in 1999, $6,000 in 2000 and $2,000 in 2001.

         Other (income) expense in 1998, 1997, and 1996, as shown in the statement of operations, includes interest expense of $146,000, $303,000, and $615,000 respectively.

Commitments and contingencies

         The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Rent expense under operating leases was $1,640,000, $1,213,000, and $733,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

         During 1996, the Company entered into capital leases for certain computer equipment totaling $406,000 of capitalized cost. Lease amortization for the years ended June 30, 1998, 1997 and 1996 was $137,000 , $218,000 , and
$194,000, respectively, and is included in depreciation and amortization expense.

         The future minimum lease payments under capital leases (including present value of net minimum lease payments) and operating leases as of June 30, 1998 are as follows (in thousands):

                                                                          CAPITAL         OPERATING
         FISCAL YEAR                                                      LEASES           LEASES

         1999                                                               $197           $  2,335
         2000                                                                 56              2,559
         2001                                                                  9              2,354
         2002                                                                 --              2,340
         2003                                                                 --              1,706
         Thereafter                                                           --              3,494
                                                                            ----           --------
         Total minimum lease payments                                        262            $14,788
                                                                                            =======
         Less--Amount representing interest                                   20
                                                                            ----
         Present value of net minimum lease payments
           including current maturities of $180 with
           interest rates ranging from 6.9% to 10.4%                        $242
                                                                            ====

                            MEMBERWORKS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6--INCOME TAXES

         There was no current or deferred provision for income taxes for the years ended June 30, 1998, 1997 and 1996. No current provision was required because tax losses were incurred in those years. Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carry forwards, and the valuation allowance established in accordance with FAS 109, are summarized below as of June 30, 1998 and 1997 (in thousands):

                                                                           1998               1997
                                                                           ----               ----
Benefit of net operating loss carry forward                            $  22,122          $  12,632
Deferred membership fees                                                   6,565              8,542
Allowance for membership cancellations                                     5,492              3,687
Other deferred tax assets                                                    419                428
Membership solicitation and other deferred costs                         (20,859)           (12,312)
                                                                         -------           --------
         Total deferred tax assets                                        13,739             12,977
Less: Valuation allowance                                                (13,739)           (12,977)
                                                                       ---------           ---------
         Net deferred tax asset                                        $      --           $      --
                                                                       =========           =========

         The valuation allowance for deferred tax assets as of July 1, 1996 was $11,599,000. The net change in the valuation allowance for the years ended June 30, 1998 and 1997 were increases of $762,000, and $1,378,000 respectively. At June 30, 1998, the Company had federal net operating loss carry forwards of $56,422,000 expiring at various dates from June 30, 2005 to June 30, 2013. Approximately $5,832,000 of the net operating loss carry forwards are limited in their use to the future taxable income of Coverdell. The Company's ability to use these losses to offset future taxable income would be subject to limitations under the Internal Revenue Code if certain changes in the Company's ownership occur. The Company also has state net operating loss carry forwards expiring at various dates through June 30, 2003 available to reduce future state taxable income.


NOTE 7--REDEEMABLE PREFERRED STOCK


         As a result of the Company's initial public offering of its Common Stock (see Note 8), there is no redeemable preferred stock outstanding as of June 30, 1998.

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

                            MEMBERWORKS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8--SHAREHOLDERS' EQUITY

Initial Public Offering
         Effective October 18, 1996, the Company sold 2,400,000 shares of its Common Stock at $17.00 per share in an initial public offering. Net proceeds of the offering, after deducting underwriting discounts, commissions and offering expenses, aggregated $36,401,000. Approximately $2,549,000 of the proceeds of the offering was used to redeem all outstanding shares of Series E and Series F Preferred Stock. The remaining $33,852,000 in proceeds were retained for general corporate purposes, including acquisition of new members, program development, capital expenditures and working capital. Consummation of the initial public offering resulted in the automatic conversion of Series A, B, C, D, and H Preferred Stock into Common Stock.

Stock Repurchases
         During 1998, the Company completed the repurchase program authorized by the Board of Directors in January 1997 which authorized the repurchase of 150,000 shares of the Company's common stock. On January 15, 1998, the Board of Directors authorized the repurchase, as conditions warrant, of up to an additional 150,000 shares of the Company's Common Stock. The Company bought back 156,000 shares for $3.5 million under these plans during fiscal 1998 compared to the purchase of 47,000 shares for $0.7 million in 1997. The repurchased shares will be used to provide Common Stock required for exercises of options granted by the Company under the 1996 Stock Option Plan.


NOTE 9--STOCK OPTIONS AND WARRANTS

Stock Compensation Plans
         At June 30, 1998, The Company has five stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Compensation expense of $467,000, $424,000, and $3,000 has been recognized during 1998, 1997, and 1996, respectively, related to its stock option plans under APB 25. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock - Based Compensation", the Company's pro forma net income (loss) would have been $1,871,000, ($4,464,000), and ($5,356,000), for 1998, 1997, and 1996, respectively, and pro forma basic earnings (loss) per share would have been $0.13, ($0.39), and ($0.50), for 1998, 1997, and 1996, respectively. For the year ended June 30, 1998, pro forma diluted earnings per share would have been $0.11. The pro forma effect on fiscal 1998, 1997, and 1996 results is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to July 1, 1995.

         Under the stock option plans and the agreement with an executive officer described below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 1998, 1997 and 1996:
Dividend yield of 0%, expected volatility of 42%, risk free interest rates of 5.8% for 1998, 6.4% for 1997 and 6.7% for 1996 and expected lives of 4.5 years for 1998, 4.8 years for 1997, and 6.3 years for 1996. The weighted-average fair value of options granted at market value were $9.04, $4.34 and $1.32 for the years ended June 30, 1998, 1997 and 1996, respectively. The weighted-average fair value of options granted below market value were $11.90 and $5.67 for the years ended June 30, 1997 and 1996, respectively.

         The Company's 1990 Employee Incentive Stock Option Plan ("Amended 1990 Stock Option Plan") provides for the grant of "incentive stock options" to employees and officers of the Company and non-qualified stock options to employees, consultants, directors and officers of the Company. On August 13, 1996, the Board of Directors voted that no further options may be granted under the Amended 1990 Stock Option Plan effective upon the closing of the initial public offering.

         During fiscal 1997, the Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan"), which became effective upon the closing of the Company's initial public offering. The 1996 Stock Option Plan authorizes the issuance of up to 1,800,000 shares of Common Stock pursuant to the grant to employees of incentive stock options and the grant of non-qualified stock options to employees, consultants, officers or directors of the Company. Under the 1996 Stock Option Plan the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

         During fiscal 1996, the Board of Directors and stockholders of the Company approved the adoption of the 1995 Executive Officers' Stock Option Plan and the 1995 Non-Employee Directors' Stock Option Plan under which the Board is authorized to grant 360,000 and 180,000 options, respectively, to acquire shares of

                            MEMBERWORKS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         The Company had an agreement with an executive officer, whereby the Company was required to grant options to purchase up to 144,000 shares of Common Stock to the executive for achievement of certain performance goals. These options have a stated exercise price of $2.78 per share and vest ratably over a four year period from date of grant. The executive was granted 43,200 and 14,400 options to purchase Common Stock in 1997 and 1996, respectively. The Company recognized compensation expense of $122,000, $79,000 and $3,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

         In connection with a grant of options in June 1996 to purchase 360,000 shares of Common Stock, the Company recognized compensation expense of $345,000 during each of the years ended June 30, 1998 and 1997. Compensation expense is being recognized over the four-year vesting period and is measured based on the excess of the fair market value of the Company's stock over the grant price of the options.

         In connection with the acquisition of Coverdell on April 2, 1998 (see
Note 3), the Company substituted 93,000 options to acquire Common Stock for options to acquire Coverdell common stock with the same terms and conditions at an exercise price of $20.81 per share. The fair value of these options, approximately $900,000, has been accounted for as a part of the Coverdell purchase price.

         Information with respect to options to purchase shares issued under the plans is as follows:

                                        1998                          1997                        1996
                                        ----                          ----                        ----
                                                       AVERAGE                      AVERAGE                       AVERAGE
                                                       EXERCISE                     EXERCISE                      EXERCISE
(Shares in thousands)                  SHARES           PRICE        SHARES           PRICE       SHARES            PRICE
                                       ------           -----        ------           -----       ------            -----

Outstanding at beginning of year         1,649         $  4.78         1,278         $  2.62           652         $  1.64

Granted at market value                    257         $ 21.84           486         $  9.88           300         $  2.78

Granted below market value                  --         $    --            43         $  2.78           374         $  4.12

Replaced                                    93         $ 20.81            --         $    --            --         $    --

Exercised                                 (202)        $  2.30           (93)        $  1.50            --         $  2.08

Forfeited                                  (43)        $ 11.45           (65)        $  3.83           (48)        $  1.95
                                     ---------                     ---------                     ---------
Outstanding at end of year               1,754         $  8.25         1,649         $  4.78         1,278         $  2.62
                                     =========                     =========                     =========

                                                                                  OPTIONS EXERCISABLE
                           OPTIONS        OUTSTANDING                         --------------------------
                            NUMBER          AVERAGE          AVERAGE            NUMBER          AVERAGE
                         OUTSTANDING       REMAINING         EXERCISE         OUTSTANDING       EXERCISE
                          AT 6/30/98      LIFE (YEARS)         PRICE          AT 6/30/98          PRICE
                          ----------      ------------         -----          ----------          -----

$1.27 to $1.99                240               2.5            $ 1.58              240            $ 1.58

$2.00 to $3.99                394               6.0            $ 2.61              186            $ 2.55

$4.00 to $7.99                351               8.0            $ 4.17              171            $ 4.17

$8.00 to $15.99               433               8.2            $ 9.99               91            $10.05

$16.00 to $19.99              143               9.0            $16.03               --            $   --

$20.00 and over               193              11.7            $25.76               93            $20.81
                        ---------                                            ---------
                            1,754               7.3            $ 8.25              781            $ 5.66
                        =========                                            =========

Options exercisable as of June 30, 1997 and 1996 were 630,000 and 378,000, respectively.

                            MEMBERWORKS INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Employee Stock Purchase Plan
         During fiscal 1997, the Company adopted the 1996 Employee Stock Purchase Plan, which provides for the issuance of up to 360,000 shares of common stock. The plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of (a) 85% of the closing price of the Common Stock on the day the purchase period commences, or (b) 85% of the closing price of the Common Stock on the day the purchase period terminates. Purchases under the plan during fiscal 1998 were not significant.

Warrants
         During fiscal 1998, warrants to acquire 57,509 shares of Common Stock were exercised (28,121 at $0.0014 per share and 29,388 at $3.56 per share). As of June 30, 1998, the Company had outstanding warrants to purchase an aggregate of 198,125 shares of Common Stock with the following per share exercise prices:
26,779 at $3.56; 127,467 at $2.05; and 43,879 at $0.0014. These warrants expire at various dates between March 1999 and August 2000.


NOTE 10--EMPLOYEE BENEFIT PLAN

         Effective April 1, 1996 the Company adopted a 401(k) profit sharing plan. Employees of the Company are eligible to contribute to the plan once they have completed one year of service and attained age 18. Employees may contribute up to 15% of their compensation subject to certain limitations. The Company may elect to make matching contributions or profit sharing contributions to the plan. There were no Company contributions made for the years ended June 30, 1998, 1997, and 1996.


NOTE 11--STATEMENT OF CASH FLOWS


Supplemental disclosure of cash flow information (in thousands):

                                                                             YEAR ENDED JUNE 30,
                                                                      1998           1997         1996
                                                                      --------------------------------

Cash paid during the period for interest                              $  114         $ 205        $ 493
Cash paid during the period for income taxes                          $   --         $  30        $  45

Supplemental schedule of noncash investing
      and financing activities:
   Capital lease obligation related to
      acquisition of fixed assets                                     $   --         $  --        $ 406
   Dividends accumulated on Series E, F and G
      preferred stock                                                 $   --         $  53        $ 212
   Accretion of discount on Series E, F, G
      and H preferred stock                                           $   --         $ 563        $ 219
   Accretion to redemption value on Series A,
      B, C, and D preferred stock                                     $   --         $ 364        $ 648
   Issuance of warrants                                               $   --         $  --        $ 200


NOTE 12--SUBSEQUENT EVENTS

         Effective July 1, 1998, the Company changed its method of accounting for printing and mailing of membership materials. Historically, the Company has accounted for the costs of printing and mailing of membership materials by amortizing these costs ratably over the membership period as revenue is recognized. Effective July 1, 1998, the Company will expense these costs upon the mailing of membership materials. The cumulative effect of this change in accounting principle as of July 1, 1998 of $3.4 million will be recorded in the first fiscal quarter ended September 30, 1998 as a reduction of membership solicitation and other deferred costs and net income. If this accounting principle had been followed in previous years net income for fiscal 1998 would have been reduced by $603,000 ($0.04 per share) and net losses for fiscal 1997 and 1996 would have been increased by $478,000 ($0.03 per share) and $576,000 ($0.05 per share), respectively.

                                                      MEMBERWORKS INCORPORATED
                                           Schedule II - Valuation and Qualifying Accounts

                  Column A                      Column B                   Column C                     Column D        Column E
------------------------------------------     ----------       ------------------------------         ----------     -------------
                                                                          Additions
                                                                ------------------------------
                                               Balance at       Charged to        Charged to
                                               Beginning        Costs and       Other Accounts         Deductions      Balance at
                Description                    of Period         Expenses         --Describe           --Describe     End Of Period
                -----------                    ---------         --------         ----------           ----------     -------------
YEAR ENDED JUNE 30, 1998
Allowance for cancellations ..............    $ 11,401,000                      $101,381,000(A)     $ 96,420,000(B)   $ 16,362,000

Valuation allowance for deferred
   tax assets ............................      12,977,000     $   762,000                                             13,739,000


YEAR ENDED JUNE 30, 1997
Allowance for cancellations ..............      10,117,000                        77,853,000(A)       76,569,000(B)     11,401,000
Valuation allowance for deferred
   tax assets.............................      11,599,000        1,378,000                                             12,977,000

YEAR ENDED JUNE 30, 1996
Allowance for cancellations ..............       6,765,000                        61,264,000(A)       57,912,000(B)     10,117,000
Valuation allowance for deferred
   tax assets ............................       9,700,000        1,899,000                                             11,599,000

------------------
(A) Charged to balance sheet account "Deferred membership fees"
(B) Charges for refunds upon membership cancellations.