Form 10-K/A
period 1998-06-30
MEMBERWORKS INC
filed 1998-10-28
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

              FOR ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                 AMENDMENT NO. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non- affiliates of the Registrant at October 20, 1998 was $164,167,665. The aggregate market value was computed by reference to the closing price of the Registrant's Common Stock as of that date. (For purposes of calculating this amount only, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the Registrant's Common Stock are considered to be affiliates.) The number of shares of Common Stock outstanding as of October 20, 1998 was 15,576,950.

                       DOCUMENTS INCORPORATED BY REFERNCE

None

                                   FORM 10-K/A

                                TABLE OF CONTENTS

ITEM                                DESCRIPTION                             PAGE

         PART III
10.      Directors and Executive Officers of the Registrant.................   3
11.      Executive Compensation.............................................   5
12.      Security Ownership of Certain Beneficial Owners and Management.....  11
13.      Certain Relationships and Related Transactions.....................  12
         Signature..........................................................  13

Item 10. Directors and Executive Officers of the Registrant

         The executive officers of registrant of the Company, and their respective ages as of June 30, 1998, are as follows:

Name                Age       Position
----                ---       --------

Gary A. Johnson     43        President and Chief Executive Officer, Director
Dennis P. Walker    53        Executive Vice President, Director
James B. Duffy      44        Senior Vice President and Chief Financial Officer
David Schnachne     37        Senior Vice President-Marketing

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

         DAVID SCHACHNE joined the Company as Senior Vice President-Marketing in 1990. Prior to joining the Company, Mr. Schachne was Vice President of Sleep Technologies, Inc., a manufacturer and wholesaler of home furnishing products. Mr. Schachne received a B.A. from the State University of New York, Albany and his M.B.A. from Harvard Business School.

         The Company's Board of Directors is divided into three classes, with members of each class holding office for staggered three-year terms. The Board currently consists of two Class I directors, whose terms expire at the 2000 Annual Meeting of Shareholders, two Class II directors, whose terms expire at the 1998 Annual Meeting of Shareholders and two Class III directors whose terms expire at the 1999 Annual Meeting of Shareholders (in all cases subject to the election of their successors and to their earlier death, resignation or removal).

         Stephen J. Clearman and Michael R. O'Brien have been nominated to serve as Class II directors after the expiration of their terms at the 1998 Annual Meeting of Shareholders. The Company has no nominating committee, and all nominations are made by the Board of Directors. Each nominee has indicated his willingness to serve, if elected, by the stockholders at the 1998 Meeting of Shareholders.

         Set forth below are the name, age and certain other information with respect to each director and nominee for director of the Company.

Class I Directors

         Marc S. Tesler, 52, has been a director of the Company since January 1996. Since July 1995, he has been a member of the general partner of Technology Crossover Ventures, L.P., a private partnership specializing in information technology investments. From 1982 to June 1995, Mr. Tesler served in various positions at Chancellor Capital Management, an investment management firm, most recently as head of its Alternative Asset Management Group. Mr. Tesler received his B.S. from the University of Massachusetts and his M.B.A. from New York University.

         Alec L. Ellison, 35, has been a director of the Company since 1989. Mr. Ellison has served as Managing Director of Broadview Associates LLC, an investment bank, since 1988. Prior to 1988, Mr. Ellison was affiliated with the Technology and Emerging Growth Group of Morgan Stanley & Co. Incorporated, an investment banking firm. Mr. Ellison holds a B.A. from Yale University and an M.B.A. from Harvard Business School, where he was a Baker Scholar.

Nominees For Class II Directors

         Stephen J. Clearman, 47, has been a director of the Company since 1989. Since 1984, Mr. Clearman has been a general partner of Geocapital Partners, a venture fund he co-founded. Mr. Clearman received a B.A. from Haverford College, an M.S. from Columbia University and a J.D. from Harvard Law School. Mr. Clearman is also a director of Expert Software, Inc. and Restor Industries, Inc.

         Michael R. O'Brien, 55, has been a director of the Company since June 1996. Mr. O'Brien founded Catalina Marketing Corporation ("Catalina"), a direct marketing company, in 1983, and served as Catalina's President until 1989 and as its Chairman of the Board and Chief Executive Officer until 1992. Since 1992, Mr. O'Brien has been Chairman Emeritus of, and a consultant to, Catalina. Prior to founding Catalina, Mr. O'Brien was President of TRIM, Inc., a marketing research and information company specializing in the utilization of scanner data. Previously, he held various sales management positions with several consumer product manufacturers, including the Liggett Group, Inc. Mr. O'Brien received a B.A. from the University of Kansas.

Class III Directors

         Gary A. Johnson, 43, a co-founder of the Company, has served as President and Chief Executive Officer and a director of the Company since its inception. From 1987 to 1989, Mr. Johnson founded and served as President of American Target Group Marketing, a marketer of membership services for magazine publishers. From 1983 to 1987, Mr. Johnson was Vice President of New Product Development and Marketing of CUC International, Inc., a membership program services marketing firm. From 1981 to 1983, Mr. Johnson was a Marketing Director of the Marketing Consulting Division of General Electric. Mr. Johnson received a B.S. from Tufts University and an M.B.A. from Harvard Business School.

         Dennis P. Walker, 53, a co-founder of the Company, has served as Executive Vice President and a director of the Company since its inception. Prior to founding the Company, Mr. Walker founded and served as President of Walker Enterprises, a direct marketing and credit card merchandising business from 1978 to 1988. Mr. Walker received a B.A. from the University of Nebraska.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareowners are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for the Company's most recent fiscal year, the Company believes that all its officers, directors and greater-than-ten-percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1998.

Item 11. Executive Compensation

         Summary of Compensation

         The following table sets forth certain compensation information for the fiscal years indicated, of the Company's Chief Executive Officer and the Company's three other most highly compensated executive officers whose cash compensation exceeded $100,000 during the fiscal year ended June 30, 1998 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL             LONG-TERM
                                                               COMPENSATION(1)      COMPENSATION
                                                           ------------------------ --------------
                                                                                     SECURITIES
                                                                                     UNDERLYING           ALL OTHER
                                                 FISCAL      SALARY       BONUS        OPTIONS          COMPENSATION
NAME AND PRINCIPAL POSITION                       YEAR           ($)        ($)       (SHARES) (2)           ($)
---------------------------                       -----    ----------   --------      ---------         -------------
Gary A. Johnson.........................          1998       265,000      132,500       21,000                  -
  President and Chief Executive Officer           1997       240,000       96,000       75,000                  -
Dennis P. Walker........................          1998       230,000            -       10,000  (4)             -
  Executive Vice President                        1997       209,362            -       63,200  (3)(4)          -
James B. Duffy .........................          1998       234,000      125,000       14,000                  -
  Senior Vice President                           1997       200,000      100,000       14,000                  -
  and Chief Financial Officer
David Schachne..........................          1998       200,000       75,000       14,000                  -
  Senior Vice President                           1997       175,000       60,000       50,000                  -
  New Business Development

(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constitute less than the lesser of $50,000 or ten percent of the total salary and bonus reported for the executive officer during the years ended June 30, 1998 and 1997.

(2) The Company did not grant any restricted stock awards or stock appreciation rights during the year ended June 30, 1998. The Company does not have any long-term incentive plans.

(3) Includes options granted pursuant to an agreement between the Company and Mr. Walker whereby the Company was required to grant options to purchase up to 144,000 shares of Common Stock to Mr. Walker for achievement of certain performance goals prior to December 31, 1996. These options become exercisable over a four-year period, one quarter of such options vesting each 12 months commencing on the last day of the first 12-month period after the date of grant, at an exercise price of $2.78 per share. Mr. Walker was granted options to purchase 14,400 shares pursuant to this agreement in each of April, October, November and December of 1996.

(4) Also includes options granted pursuant to an agreement between the Company and Mr. Walker whereby the Company is required to grant options to purchase Common Stock to Mr. Walker for achievement of certain performance goals prior to December 31, 1997. These options become exercisable over a four-year period, one quarter of such options vesting each 12 months commencing on the last day of the first 12-month period after the date of grant, at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Mr. Walker was granted options to purchase 15,000 shares pursuant to this agreement in May 1997 and 5,000 shares pursuant to this agreement in August 1997.

Option Grants

         The following table sets forth certain information concerning option grants during the fiscal year ended June 30, 1998 to the Named Executive Officers and the number and value of the unexercised options held by such persons on June 30, 1998:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZABLE
                                                   INDIVIDUAL GRANTS                    VALUE AT ASSUMED RATES
                                                                                            OF STOCK PRICE
                                                                                           APPRECIATION FOR
                                                                                            OPTION TERM (1)
                                  ----------------------------------------------------- ------------------------
                                                  PERCENT OF
                                                    TOTAL
NAME                                NUMBER OF      OPTIONS
                                   SECURITIES     GRANTED TO
                                   UNDERLYING    EMPLOYEES IN   EXERCISE
                                     OPTIONS        FISCAL       PRICE      EXPIRATION
                                   GRANTED (#)       YEAR        ($/Sh)        DATE        5% ($)      10% ($)
                                  -------------      ----        ------        ----        ------      -------
Gary A. Johnson..............          18,163         7.1%        16.00       7/2/07      182,762      463,154
                                        2,837         1.1%        17.60       7/2/07       24,008       67,804
Dennis P. Walker.............           5,000         1.9%        16.00       7/2/07       50,312      127,499
                                        5,000         1.9%        18.00       8/7/07       56,601      143,437
James B. Duffy...............          14,000         5.4%        16.00       7/2/07      140,872      356,998
David Schachne...............          14,000         5.4%        16.00       7/2/07      140,872      356,998

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future stock prices. This table does not take into account any appreciation or depreciation in the price of the Common Stock to date. Actual gain, if any, on stock option exercises will depend on future performance of the Common Stock and the date on which the options are exercised. Values shown are net of the option exercise price, but do not include deductions for tax or other expenses associated with the exercise.

Option Exercises and Holdings

         The following table sets forth certain information concerning each exercise of a stock option during the fiscal year ended June 30, 1998 by each of the Named Executive Officers, and the number and value of unexercised options held by each of the Named Executive Officers on June 30, 1998:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                           NUMBER OF
                                                                           SECURITIES             VALUE OF
                                                                           UNDERLYING           UNEXERCISED
                                                                      UNEXERCISED OPTIONS       IN-THE-MONEY
                                                                           AT FISCAL         OPTIONS AT FISCAL
                                        SHARES                             YEAR-END (#)        YEAR-END ($)(1)
                                      ACQUIRED ON         VALUE           EXERCISABLE/          EXERCISABLE/
NAME                                 EXERCISE (#)     REALIZED ($)       UNEXERCISABLE         UNEXERCISABLE
-----                                ------------     ------------       -------------         -------------
Gary A. Johnson..............             --               --            79,800/124,200     2,196,030/3,037,191

Dennis P. Walker.............             --               --            33,800/75,400       937,018/1,902,632

James B. Duffy...............             --               --            74,800/97,200      2,075,660/2,464,860

David Schachne...............           54,000          1,269,529        62,200/59,400      1,760,894/1,342,002

----------------

(1) The per share value of unexercised in-the-money options is calculated by subtracting the per share option exercise price from the last per share sale price of the Company's Common Stock on the Nasdaq National Market on June 30, 1998 ($32.25).

Employment Agreements with Named Executive Officers

         The Company entered into an agreement with Mr. Walker whereby the Company was required to grant options to purchase 144,000 shares of Common Stock to Mr. Walker for achievement of certain performance goals. Specifically, the Company was obligated to grant an option to purchase 14,400 shares of Common Stock for each new client, from a selected list of ten prospective large clients, he obtained for the Company prior to December 31, 1996. These options become exercisable over a four-year period, one quarter of such options vesting each 12 months commencing on the last day of the first 12-month period after the date of grant, at an exercise price of $2.78 per share. Pursuant to this agreement, Mr. Walker was granted options to purchase 57,600 shares of Common Stock.

         The Company subsequently entered into a second agreement with Mr. Walker whereby the Company is required to grant options to purchase Common Stock to Mr. Walker for achievement of certain performance goals prior to December 31, 1997. These options become exercisable over a four-year period, one quarter of such options vesting each 12 months commencing on the last day of the first 12-month period after the date of grant, at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Pursuant to this agreement, Mr. Walker was granted options to purchase 20,000 shares of Common Stock.

                      REPORT OF THE COMPENSATION COMMITTEE

         The Compensation Committee of the Board of Directors (the "Compensation Committee") is currently composed of three non-employee directors, Stephen J. Clearman, Alec L. Ellison and Marc S. Tesler. The Compensation Committee is responsible for establishing and administering the policies which govern both annual compensation and performance-based equity ownership of the Company's executive officers.

         This report is submitted by the Compensation Committee and addresses the Company's policies for 1998 as they apply to the Named Executive Officers.

  Policies and Philosophy

         The Company's executive compensation program is structured and administered to achieve three broad goals in a manner consistent with stockholder interests. First, the Compensation Committee structures executive compensation programs and decisions regarding individual compensation in a manner that the Compensation Committee believes will enable the Company to attract and retain key executives. Second, the Compensation Committee establishes compensation programs that are designed to reward executives for the achievement of specified business objectives of the Company. Finally, the Compensation Committee designs the Company's executive compensation programs to provide executives with long-term ownership opportunities in the Company in an attempt to align executive and stockholder interests.

         In evaluating both individual and corporate performance for purposes of determining salary and bonus levels and stock option grants, the Compensation Committee places significant emphasis on the extent to which strategic and business plan goals are met, including the progress and success of the Company with respect to matters such as achieving operating budgets, establishing strategic marketing, distribution and development alliances, product development and enhancement of the Company's strategic position, as well as on the Company's overall financial performance.

  Executive Compensation in Fiscal 1998

         The compensation programs for the Company's executives established by the Compensation Committee consist of three elements based upon the foregoing objectives: (i) base salary and benefits competitive with the marketplace; (ii) bonus grants; and (iii) stock-based equity incentive in the form of participation in the 1996 Stock Option Plan, the 1995 Executive Officers' Stock Option Plan and the 1996 Employee Stock Purchase Plan (prior to the closing of the Company's initial public offering in October 1996, option grants under the Amended 1990 Stock Option Plan were also possible). The Compensation Committee believes that providing a base salary and benefits to its executive officers that are competitive with the marketplace enables the Company to attract and retain key executives. In addition, the Compensation Committee believes that bonuses based on both corporate and individual performance provide incentives to its executive officers that align their interests with those of the Company as a whole. The Compensation Committee generally provides executive officers discretionary stock option awards to reward them for achieving specified business objectives and to provide them with long-term ownership opportunities. In evaluating the salary level, bonuses and equity incentives to award to each current executive officer, the Compensation Committee examines the progress which the Company has made in areas under the particular executive officer's supervision, such as development or sales, and the overall performance of the Company.

         In determining the salary and bonuses of each executive officer, including the Named Executive Officers, the Compensation Committee and the Board of Directors consider numerous factors such as (i) the individual's performance, including the expected contribution of the executive officer to the

Company's goals, (ii) the Company's long-term needs and goals, including attracting and retaining key management personnel, and (iii) the Company's competitive position, including data on the payment of executive officers at comparable companies that are familiar to members of the Compensation Committee. The companies used by the Compensation Committee to compare executive compensation are companies of which the members of the Compensation Committee have specific knowledge and are considered as of the time those companies were at similar stages of development as the Company. To the extent determined to be appropriate, the Compensation Committee also considers general economic conditions and the historic compensation levels of the individual. The Compensation Committee believes that the salary levels of its executive officers are in the middle third when compared to the compensation levels of companies at similar stages of development as the Company.

         Stock option grants made pursuant to the Amended 1990 Stock Option Plan, the 1995 Executive Officers' Stock Option Plan and the 1996 Stock Option Plan in the fiscal year ended June 30, 1997 were designed to make a portion of the overall compensation of the executive officers receiving such awards vary depending upon the performance of the Company's Common Stock. Such grants, as a result of vesting arrangements applicable to such stock options, also serve as a means of retaining these individuals. In making stock option grants to executives, the Compensation Committee considers a number of factors, including the performance of the executive, the responsibilities of the executive, and the executive's current stock or option holdings.

  Benefits

         The Company's executive officers are entitled to receive medical benefits and life insurance benefits and to participate in the Company's 401(k) Savings Plan on the same basis as other full-time employees of the Company. The Company's 1996 Employee Stock Purchase Plan, which is available to virtually all employees, including certain executive officers and directors who are employees, allows participants to purchase shares at a discount of approximately 15% from the fair market value at the beginning or end of the applicable purchase period.

  Compensation of the Chief Executive Officer in Fiscal 1998

         The compensation philosophy applied by the Compensation Committee in establishing the compensation for the Company's President and Chief Executive Officer is the same as for the other senior management of the Company - to provide a competitive compensation opportunity that rewards performance.

         During fiscal 1998, Mr. Johnson served as President and Chief Executive Officer of the Company and was paid a base salary of $265,000. The Compensation Committee established Mr. Johnson's base salary at a level considered by the Compensation Committee to be in the middle third of the compensation of Chief Executive Officers at other publicly-traded companies at the same stage of Development as the Company. Mr. Johnson was also granted options to purchase 18,163 shares of Common Stock at an exercise price of $16.00 per share and 2,837 shares of Common Stock at an exercise price of $17.60 per share under the 1996 Stock Option Plan in fiscal 1998.

  Compliance with Section 162(m) of the Code

         Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), enacted in 1993, generally disallows tax deductions to publicly-traded corporations for compensation over $1,000,000 paid to the corporation's Chief Executive Officer or any of its other three most highly compensated executive officers. Qualifying performance-based compensation will not be subject to this disallowance if certain requirements are met. The Company currently intends to structure the compensation arrangements of its executive officers in a manner that will avoid disallowances under Section 162(m).

                                                          COMPENSATION COMMITTEE

                                                          Stephen J. Clearman
                                                          Alec L. Ellison
                                                          Marc S. Tesler


                           STOCK PERFORMANCE GRAPH

         The following graph compares the cumulative total stockholder return on the Common Stock of the Company during the period from October 18, 1996 (the date on which the Company's Common Stock began trading on the Nasdaq National Market) to June 30, 1998 with the cumulative total return over the same period of (i) the Nasdaq National Market (U.S. Companies) (the "Nasdaq Composite Index") and (ii) the Dow Jones Consumer Non-Cyclical Index for the Consumer Services sector (the "Dow Jones Non-Cyclical Index"). This comparison assumes the investment of $100 on October 18, 1996 in the Company's Common Stock, the Nasdaq Composite Index and the Dow Jones Non-Cyclical Index and assumes dividends, if any, are reinvested.

                      COMPARISON OF CUMULATIVE TOTAL RETURN

                            [STOCK PERFORMANCE GRAPH]

                                            OCTOBER 18, 1996        JUNE 30, 1997         JUNE 30, 1998
                                            ----------------        -------------         -------------
MemberWorks Incorporated...............          $100.00               $ 94.85               $189.71
Nasdaq Composite Index ................          $100.00               $116.09               $152.95
Dow Jones Non-Cyclical Index...........          $100.00               $118.97               $155.66

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of October 20, 1998, with respect to the beneficial ownership of the Company's Common Stock by
(i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director and each person nominated to become a director of the Company and (iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" below and (iv) all current directors and executive officers of the Company as a group:

                                                                     NUMBER OF SHARES   PERCENTAGE OF
                                                                      BENEFICIALLY       COMMON STOCK
                                                                        OWNED(1)       OUTSTANDING (2)
                                                                    -----------------   ----------------
       NAME AND ADDRESS OF:
       1) BENEFICIAL OWNERS
       --------------------
       J. & W. Seligman & Company, Inc........................          1,590,150          10.2%
       100 Park Avenue
       New York, NY 10017
       Geocapital II, L.P.(3) ................................          1,401,032           9.0%
       One Bridge Plaza
       Fort Lee, NJ 07024
       Capital Research & Management..........................            961,700           6.2%
       333 South Hope Street
       Los Angeles, CA 90071

       2) DIRECTORS, EXECUTIVE OFFICERS AND NOMINEES
       ---------------------------------------------
       Gary A. Johnson(4).....................................          1,668,500          10.6%
       Dennis P. Walker(5)....................................          1,598,800          10.2%
       Stephen J. Clearman(6).................................          1,566,311          10.0%
       Alec L. Ellison(7).....................................          1,415,066           9.1%
       Marc S. Tesler(8)......................................            773,740           5.0%
       Michael R. O'Brien(9)..................................             40,600              *
       James B. Duffy(10).....................................             94,600              *
       David Schachne(11).....................................            128,462              *
       All current directors and executive officers as a group
       (8 persons)(4)(5)(6)(7)(8)(9)(10)(11)..................          5,885,047          36.9%

-------------

*  Less than 1%.

(1) Each person has sole investment and voting power with respect to the shares indicated, except as otherwise noted. The number of shares of Common Stock beneficially owned is determined under the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of such shares. Any reference in the footnotes below to stock options held by the person in question relates to stock options which are currently exercisable or exercisable within 60 days after October 20, 1998.

(2) The number of shares deemed outstanding with respect to a named person includes 15,576,950 shares outstanding as of October 20, 1998 plus any shares subject to options held by the person in question that are currently exercisable or exercisable within 60 days after October 20, 1998.

(3) Consists of 1,394,344 shares of Common Stock and 6,688 shares issuable upon the exercise of presently exercisable warrants held of record by Geocapital II, L.P., which is part of an affiliated group of entities and individuals referred to, collectively, as Geocapital.

(4) Includes 111,000 shares issuable upon the exercise of outstanding options presently exercisable or exercisable within 60 days after October 20, 1998. Includes 54,000 shares held in trust for the benefit of Mr. Johnson's children; Mr. Johnson disclaims beneficial ownership of such shares.

(5) Includes 45,300 shares issuable upon the exercise of outstanding options presently exercisable or exercisable within 60 days after October 20, 1998. Includes an aggregate of 184,300 shares held in trust for the benefit of Mr. Walker's children; Mr. Walker disclaims beneficial ownership of such shares.

(6) Includes 9,000 shares issuable upon the exercise of outstanding options presently exercisable or exercisable within 60 days after October 20, 1998. Mr. Clearman is a general partner of Geocapital II, L.P., and as such may be deemed to be the beneficial owner of shares held by Geocapital. Mr. Clearman disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in Geocapital.

(7) Mr. Ellison is a Managing Director of Broadview Associates LLC, an affiliate of Geocapital II, L.P., and as such may be deemed to be the beneficial owner of shares held by Geocapital. Mr. Ellison disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in Geocapital.

(8) Includes 18,000 shares issuable upon the exercise of outstanding options presently exercisable or exercisable within 60 days after October 20, 1998. Mr. Tesler is an affiliate of Technology Crossover Ventures, L.P., Technology Crossover Ventures, C.V., TCV II, V.O.F., Technology Crossover Ventures II, L.P., TCV II (Q), L.P., TCV II Strategic Partners, L.P. and Technology Crossover Ventures II, C.V. (together the "TCV Entities"), and as such may be deemed to be the beneficial owner of shares held by the TCV Entities. Mr. Tesler disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in such entities.

(9) Includes 18,000 shares issuable upon the exercise of outstanding options presently exercisable or exercisable within 60 days after October 20, 1998.

(10) Includes 77,600 shares issuable upon the exercise of outstanding options presently exercisable or exercisable within 60 days after October 20, 1998.

(11) Includes 74,000 shares issuable upon the exercise of outstanding options presently exercisable or exercisable within 60 days after October 20, 1998.

Item 13. Certain Relationships and Related Transactions

         As of the closing of the Company's initial public offering in October 1996, the Company adopted a policy that all material transactions between the Company and its officers, directors and other affiliates must (i) be approved by a majority of the members of the Company's Board of Directors and by a majority of the disinterested members of the Company's Board of Directors, and (ii) be on terms that are no less favorable to the Company than could be obtained from unaffiliated third parties. In addition, the policy requires that any loans by the Company to its officers, directors or other affiliates be for bona fide business purposes only.

         For a description of option grants to certain executive officers of the Company, see "Executive Compensation -- Option Grants."

                       MEMBERWORKS INCORPORATED SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MEMBERWORKS INCORPORATED
                                                      (Registrant)

                                                   By: /s/ James B. Duffy
                                                       Secretary and
                                                       Chief Financial Officer

                                                   Date: October 28, 1998