Form 10-Q
period 1998-09-30
MEMBERWORKS INC
filed 1998-11-13
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                           Commission File No. 0-21527


                            MEMBERWORKS INCORPORATED
             (Exact name of registrant as specified in its charter)


       DELAWARE                                           06-1276882
       --------                                           ----------
(State of Incorporation)                               (I.R.S. Employer
                                                      Identification No.)

9 West Broad Street;
Stamford, Connecticut                                        06902
---------------------                                        -----
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


The number of shares outstanding of the Registrant's capital stock:
15,576,950 shares of Common Stock, $0.01 par value as of October 30, 1998.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 1998
and June 30, 1998.                                                        3

Condensed Consolidated Statements of Operations for the three
month periods ended September 30, 1998 and 1997.                          4

Condensed Consolidated Statements of Cash Flows for the three
month periods ended September 30, 1998 and 1997.                          5

Notes to Condensed Consolidated Financial Statements.                     6


Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     7 - 9

Certain Factors That May Affect Future Results                            9

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities                                         10

Item 6.     Exhibits and Reports on Form 8-K                              11

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                           September 30,        June 30,
                                                                               1998              1998
                                                                             ---------         ---------
                                                                            (Unaudited)
                         ASSETS
Current assets:
     Cash and cash equivalents                                               $  34,815         $  35,933
     Accounts receivable                                                         9,099             7,107
     Prepaid membership materials                                                3,401             2,931
     Prepaid expenses                                                            1,438             1,060
     Membership solicitation and other deferred costs                           52,457            51,771
                                                                             ---------         ---------
                    Total current assets                                       101,210            98,802
Fixed assets, net                                                               13,139             9,677
Intangible and other assets                                                     25,147            25,450
                                                                             ---------         ---------
                    Total assets                                             $ 139,496         $ 133,929
                                                                             =========         =========


          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                             $     218         $     380
     Accounts payable                                                           17,318            21,967
     Accrued liabilities                                                        25,781            20,680
     Deferred membership fees                                                   69,466            61,753
                                                                             ---------         ---------
                    Total current liabilities                                  112,783           104,780
Long-term obligations                                                               43                69
                                                                             ---------         ---------
                    Total liabilities                                          112,826           104,849
                                                                             ---------         ---------

Shareholders' equity:
      Common stock, $0.01 par value --
          40,000 shares authorized; 15,744 shares issued
          (15,653 shares at June 30, 1998)                                         157               156
     Capital in excess of par value                                             74,846            74,478
     Deferred compensation                                                        (861)             (978)
     Accumulated deficit                                                       (42,151)          (40,073)
     Treasury stock, 405 shares at cost (377 shares at June 30, 1998)           (5,321)           (4,503)
                                                                             ---------         ---------
                     Total shareholders' equity                                 26,670            29,080
                                                                             ---------         ---------
                                                                             $ 139,496         $ 133,929
                                                                             =========         =========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                  Three months ended
                                                                     September 30,
                                                                ---------------- --------
                                                                  1998             1997
                                                                --------         --------
Revenues                                                        $ 44,453         $ 24,553

Expenses:
     Operating                                                     8,236            5,087
     Marketing                                                    26,407           14,656
     General and administrative                                    8,955            4,861
     Other income, net principally interest                         (434)            (398)
                                                                --------         --------
Total expenses                                                    43,164           24,206
                                                                --------         --------
Income before income taxes                                         1,289              347
Provision for income taxes                                          --               --
                                                                --------         --------
Net income before cumulative effect of accounting change        $  1,289         $    347

Cumulative effect of accounting change (note 4)                   (3,367)            --
                                                                --------         --------
Net (loss) income                                               $ (2,078)        $    347
                                                                ========         ========

Basic (loss) earnings per share:
   Income before cumulative effect of accounting change         $   0.08         $   0.02
   Cumulative effect of accounting change                          (0.22)            --
                                                                --------         --------
Basic (loss) earnings per share                                 $  (0.14)        $   0.02
                                                                ========         ========


Diluted (loss) earnings per share:
   Income before cumulative effect of accounting change         $   0.08         $   0.02
   Cumulative effect of accounting change                          (0.20)            --
                                                                --------         --------
Diluted (loss) earnings per share                               $  (0.12)        $   0.02
                                                                ========         ========

Pro forma amounts assuming new accounting principle
 is applied retroactively-
   Net income                                                   $  1,289         $    382
      Earnings per share assuming no dilution                   $   0.08         $   0.03
      Earnings per share assuming full dilution                 $   0.08         $   0.02

Shares used in earnings per share calculation (note 2):
   Basic                                                          15,303           14,736
                                                                ========         ========
   Diluted                                                        16,801           16,160
                                                                ========         ========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                         Three months ended
                                                                                            September 30,
                                                                                       -------------------------
                                                                                         1998             1997
                                                                                       --------         --------
OPERATING ACTIVITIES
     Net income (loss)                                                                 $ (2,078)        $    347
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
               Cumulative effect of change in accounting principle                        3,367             --
               Membership solicitation and other deferred costs                         (28,056)         (17,665)
               Amortization of membership solicitation and other deferred costs          24,003           16,184
               Deferred membership fees                                                   7,713            2,558
               Depreciation and amortization                                              1,150              362
               Other                                                                        117              164

     Change in assets and liabilities affecting operating cash flows:
          Accounts receivable                                                            (1,992)          (3,594)
          Prepaid membership materials                                                     (470)              68
          Prepaid expenses                                                                 (378)             (49)
          Other assets                                                                     (213)             (83)
          Accounts payable                                                               (4,649)          (1,711)
          Accrued liabilities                                                             5,101            2,635
                                                                                       --------         --------
Net cash provided by (used in) operating activities                                       3,615             (784)
                                                                                       --------         --------

INVESTING ACTIVITIES
     Acquisition of fixed assets                                                         (4,096)            (513)
                                                                                       --------         --------
Net cash used in investing activities                                                    (4,096)            (513)
                                                                                       --------         --------

FINANCING ACTIVITIES
     Payments of long-term obligations                                                     (188)            (172)
     Treasury stock purchases                                                              (818)          (1,145)
     Proceeds from issuance of Common Stock                                                 369              161
                                                                                       --------         --------
Net cash used in financing activities                                                      (637)          (1,156)
                                                                                       --------         --------
Net decrease in cash and cash equivalents                                                (1,118)          (2,453)
Cash and cash equivalents at beginning of period                                         35,933           40,758
                                                                                       --------         --------
Cash and cash equivalents at end of period                                             $ 34,815         $ 38,305
                                                                                       ========         ========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 1998.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provision of FASB Statement No. 128 "Earnings per Share" (FAS 128). The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          Three Months Ended September 30,
                                                               1998             1997
                                                             --------         --------
Numerator for basic and diluted earnings per share:
Net income before cumulative effect
   of accounting change                                      $  1,289         $    347
Cumulative effect of accounting change                         (3,367)            --
                                                             --------         --------
(Loss) income available to common shareholders               $ (2,078)        $    347


Denominator for basic earnings per share:
Weighted average shares outstanding                            15,303           14,736
Effect of dilutive securities:
   Options and warrants                                         1,498            1,424
                                                             --------         --------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions             16,801           16,160


Basic (loss) earnings per share                              $  (0.14)        $   0.02

Diluted (loss) earnings per share                            $  (0.12)        $   0.02


NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of September 30, 1998 and June 30, 1998 include an allowance for membership cancellations of $19,894,550 and $16,362,000 respectively.


NOTE 4 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective July 1, 1998, the Company changed its method of accounting for printing and mailing membership materials. Historically, the Company has accounted for the costs of printing and mailing of membership materials by amortizing these costs ratably over the membership period as revenue is recognized. Effective July 1, 1998, the Company started expensing these costs upon the mailing of membership materials. The cumulative effect of this change in accounting principle as of July 1, 1998 of $3.4 million was recorded in the first fiscal quarter ended September 30, 1998 as a reduction of membership solicitation and other deferred costs and net income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MemberWorks addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance its existing relationships between businesses and consumers. The Company derives its revenues principally from annually renewable membership fees. The Company receives full payment of annual fees at or near the beginning of the membership period, but recognizes revenue ratably over the membership period. Similarly, the costs associated with soliciting each new member, as well as the cost of royalties, printing and mailing of membership materials are amortized ratably over the same period. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation cost associated with new member procurement.

On September 1, 1998, the Company issued a press release that stated it had contacted the Securities and Exchange Commission ("SEC") to determine whether the SEC staff's view regarding the timing of revenue recognition for companies such as MemberWorks Incorporated that sell services has changed in the wake of Cendant Corporation's agreement (announced on August 27, 1998) with the SEC to modify its revenue recognition practices. The Company had requested the SEC staff to comment on and has provided the SEC staff with information demonstrating the continued appropriateness of its revenue recognition practices. The Company has consistently followed these practices in accordance with generally accepted accounting practices and with the concurrence of PricewaterhouseCoopers LLP, its independent accountants. As a result of this review and several discussions with the SEC staff, the staff has not objected to the Company's decision to presently continue to follow its revenue recognition practices, as described above. The SEC staff did request the Company to change its method of accounting for printing and mailing of membership materials, beginning as of July 1, 1998. The Company has recorded the cumulative effect of this change in accounting principle in the first quarter of fiscal 1999. See footnote 4 for a description of the change and its financial impact.

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


THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES. Revenues increased 81% to $44.5 million for the quarter ended September 30, 1998 from $24.6 million for the quarter ended September 30, 1997 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately 3.9 million members at September 30, 1998 from 2.2 million members at September 30, 1997. If revenues from Coverdell and Company, acquired on April 2, 1998, were included in both periods on a pro-forma basis, first quarter revenues would have increased 60%. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the roll-out of new programs introduced in fiscal 1998, as well as members acquired through the Coverdell acquisition. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $18.8 million in 1998 from $9.7 million in 1997. As a percentage of individual membership revenues, these amounts represented 45% in 1998 and 42% in 1997 due to the leverage effect of the increased revenues.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 62% to $8.2 million in 1998 from $5.1 million in 1997 due to the servicing requirements of the larger membership base of the Company. As a percentage of revenues, operating expenses decreased to 18.5% in 1998 from 20.7% in 1997.

      MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 80% to $26.4 million from $14.7 million in 1997 due to increased telemarketing and royalty expenses associated with the larger membership base. As a percentage of revenues, market ing expenses decreased to 59.4% in 1998 from 59.7% in 1997. The decrease was due to the favorable effect of an increase in the weighted average program fee, improved member retention rates and an increase in revenues generated from wholesale arrangements.

      In addition to marketing expenses, the Company also monitors the spending for membership solicitation and other deferred costs. These costs increased 59% to $28.1 million in 1998 from $17.7 million in 1997 primarily due to increased marketing efforts incurred to grow the membership base.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 84% to $9.0 million in 1998 from $4.9 million in 1997. This increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs as well as amortization expense of intangibles related to the Coverdell acquisition. As a percentage of revenues, general and administrative expenses increased to 20.1% in 1998 from 19.8% in 1997. Excluding the amortization expense related to the Coverdell acquisition in April 1998, general and administrative expenses would have decreased to 19.0% in 1998 from 19.8% in 1997.

     OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents. Other income of $0.4 million was reported in 1998 and 1997.

      PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the quarter ended September 30, 1998 due to the tax losses realized.


LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $3.6 million in 1998 compared to net cash used in operating activities of $0.8 million in 1997. These results were attributable to improved operating results as well as improved member acquisition costs.

      The Company's capital expenditures were $4.1 million in 1998 and $0.5 million in 1997. The increase in capital expenditures is due to a computer system upgrade and expansion of the Company's call centers.

      Net cash used in financing activities was $0.6 million in 1998 and $1.2 million in 1997. This decrease is primarily related to a reduction in treasury share repurchases made under the Company's stock repurchase program. The Company purchased 28,000 shares during the quarter ended September 30, 1998 versus 57,000 shares during the quarter ended September 30, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

From the effective date of the registration statement filed in connection with the offering to September 30, 1998, the net proceeds of the offering were used as follows (in thousands):

      Acquisitions of other businesses                                        $ 5,804
      Purchase and installation of machinery and equipment                     11,012
      Repayment of indebtedness                                                 2,818
      Working capital                                                           4,264
                                                                              -------
                                                                              $23,898
                                                                              =======

The remaining $12,502,000 of the proceeds has been invested in short-term, highly rated money market funds, government securities and commercial paper. Of the $2,818,000 used to repay indebtedness, $1,855,000 represented direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                        27 - Financial Data Schedule (included in EDGAR copy only)

            (b)   Reports on Form 8-K

                        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEMBERWORKS INCORPORATED
                                    (Registrant)


Date: November 13, 1998             By:    /s/ Gary A. Johnson
                                          -------------------------------
                                          Gary A. Johnson, President, Chief
                                          Executive Officer and Director


Date: November 13, 1998             By:    /s/ James B. Duffy
                                          -------------------------------
                                          James B. Duffy, Senior Vice President,
                                          Chief Financial Officer