Form 10-K/A
period 1998-06-30
MEMBERWORKS INC
filed 1998-11-18
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K/A

              FOR ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                ----------------

                                 AMENDMENT NO. 2

                                ----------------

                           Commission File No. 0-21527

                            MEMBERWORKS INCORPORATED
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              06-1276882
(State of Incorporation)                                        (I.R.S. Employer
                                                             Identification No.)

9 West Broad Street;
Stamford, Connecticut                                                      06902
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

                      DOCUMENTS INCORPORATED BY REFERENCE
None

                                   FORM 10-K/A

                                TABLE OF CONTENTS



ITEM                             DESCRIPTION                                     PAGE
          PART III

10.       Directors and Executive Officers of the Registrant.....................  3
12.       Security Ownership of Certain Beneficial Owners and Management.........  5
13.       Certain Relationships and Related Transactions.........................  6
          Signature..............................................................  7

Item 10.   Directors and Executive Officers of the Registrant

      The executive officers of the registrant of the Company, and their respective ages as of June 30, 1998, are as follows:

Name                 Age     Position
----                 ---     --------
Gary A. Johnson      43      President and Chief Executive Officer, Director
Dennis P. Walker     53      Executive Vice President, Director
James B. Duffy       44      Senior Vice President and Chief Financial Officer
David Schachne       37      Senior Vice President - New Business Development

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

Nominees For Class II Directors

      Stephen J. Clearman, 47, has been a director of the Company since 1989. Since 1984, Mr. Clearman has been a general partner of Geocapital Partners, a venture fund he co-founded. Mr. Clearman received a B.A. from Haverford College, an M.S. from Columbia University and a J.D. from Harvard Law School. Mr. Clearman is also a director of Expert Software, Inc. and World Access, Inc., formerly Restor Industries, Inc.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of October 20, 1998, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director and each person nominated to become a director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation" in Form 10K/A and (iv) all current directors and executive officers of the Company as a group:

                                                                   PERCENTAGE OF
NAME AND ADDRESS OF                          NUMBER OF SHARES      COMMON STOCK
1) BENEFICIAL OWNERS                       BENEFICIALLY OWNED(1)   OUTSTANDING (2)
--------------------                       ---------------------   ---------------
J. & W. Seligman & Company, Inc. ....            1,590,150            10.2%
100 Park Avenue
New York, NY 10017
Geocapital II, L.P.(3) ..............            1,401,032             9.0%
One Bridge Plaza
Fort Lee, NJ 07024
Capital Research & Management .......              961,700             6.2%
333 South Hope Street
Los Angeles, CA 90071

2) DIRECTORS, EXECUTIVE OFFICERS AND
NOMINEES
------------------------------------
Gary A. Johnson(4) ..................            1,668,500            10.6%
Dennis P. Walker(5) .................            1,598,800            10.2%
Stephen J. Clearman(6) ..............            1,566,311            10.0%
Alec L. Ellison(7) ..................            1,415,066             9.1%
Marc S. Tesler(8) ...................              773,740             5.0%
Michael R. O'Brien(9) ...............               40,600               *
James B. Duffy(10) ..................               96,000               *
David Schachne(11) ..................              133,462               *
All current directors and executive
officers as a group (8 persons)
(4)(5)(6)(7)(8)(9)(10)(11)...........            5,891,447            36.9%

------------------
*  Less than 1%.

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

(5) Includes 45,300 shares issuable upon the exercise of outstanding options presently exercisable or exercisable within 60 days after October 20, 1998. Includes 184,300 shares held in trust for the benefit of Mr. Walker's children and 500,000 shares held by Mr. Walker's wife; Mr. Walker disclaims beneficial ownership of such shares.

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

(10) Includes 79,000 shares issuable upon the exercise of outstanding options presently exercisable or exercisable within 60 days after October 20, 1998.

(11) Includes 79,000 shares issuable upon the exercise of outstanding options presently exercisable or exercisable within 60 days after October 20, 1998.


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

      During fiscal 1998 the Company paid Broadview Associates, LLC $72,000 for services rendered during the year.

      For a description of option grants to certain executive officers of the Company, see "Executive Compensation -- Option Grants" in Form 10K/A.

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


                                                     Date:  November 17, 1998