Form 10-Q
period 1998-12-31
MEMBERWORKS INC
filed 1999-02-12
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                           Commission File No. 0-21527


                            MEMBERWORKS INCORPORATED
                            ------------------------
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

The number of shares outstanding of the Registrant's capital stock:
15,615,361 shares of Common Stock, $0.01 par value as of January 29, 1999.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q

      PART I.     FINANCIAL INFORMATION                                         PAGE

      Item 1.     Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets as of  December 31, 1998
      and June 30, 1998.                                                           3

      Condensed Consolidated Statements of Operations for the three and six
      month periods ended December 31, 1998 and 1997.                              4

      Condensed Consolidated Statements of Cash Flows for the six
      month periods ended December 31, 1998 and 1997.                              5

      Notes to Condensed Consolidated Financial Statements.                        6


      Item 2.     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                        7 - 10

      Certain Factors That May Affect Future Results                               10

      PART II.    OTHER INFORMATION

      Item 2.     Changes in Securities and Use of Proceeds                        11

      Item 4.     Submission of Matters to a Vote of Security Holders              11

      Item 6.     Exhibits and Reports on Form 8-K                                 11

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                December 31,       June 30,
                                                                   1998              1998
                                                                ---------         ---------
                         ASSETS                                (Unaudited)
Current assets:
     Cash and cash equivalents                                  $  46,933         $  35,933
     Accounts receivable                                            9,901             7,107
     Prepaid membership materials                                   4,021             2,931
     Prepaid expenses                                               1,548             1,060
     Membership solicitation and other deferred costs              60,341            51,771
                                                                ---------         ---------
                    Total current assets                          122,744            98,802
Fixed assets, net                                                  14,278             9,677
Intangible and other assets                                        25,531            25,450
                                                                ---------         ---------
                    Total assets                                $ 162,553         $ 133,929
                                                                =========         =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                $     120         $     380
     Accounts payable                                              20,785            21,967
     Accrued liabilities                                           30,162            20,680
     Deferred membership fees                                      83,448            61,753
                                                                ---------         ---------
                    Total current liabilities                     134,515           104,780
Long-term obligations                                                  19                69
                                                                ---------         ---------
                    Total liabilities                             134,534           104,849
                                                                ---------         ---------

Shareholders' equity:
     Common stock, $0.01 par value --
          40,000 shares authorized; 15,781 shares issued
          (15,653 shares at June 30, 1998)                            158               156
     Capital in excess of par value                                74,991            74,478
     Deferred compensation                                           (744)             (978)
     Accumulated deficit                                          (40,503)          (40,073)
     Treasury stock, 428 shares at cost (377 shares at
          June 30, 1998)                                           (5,883)           (4,503)
                                                                ---------         ---------
                     Total shareholders' equity                    28,019            29,080
                                                                ---------         ---------
                                                                $ 162,553         $ 133,929
                                                                =========         =========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (In thousands, except per share data)

                                                                                     Three months ended         Six months ended
                                                                                        December 31,               December 31,
                                                                                  ----------------------     ----------------------
                                                                                    1998          1997         1998          1997
                                                                                  --------      --------     --------      --------
Revenues ....................................................................     $ 50,128      $ 27,317     $ 94,581      $ 51,870

Expenses:
     Operating ..............................................................       10,023         5,759       18,259        10,846
     Marketing ..............................................................       29,314        16,252       55,721        30,908
     General and administrative .............................................        9,563         5,262       18,518        10,123
     Other income, net principally interest .................................         (420)         (429)        (854)         (827)
                                                                                  --------      --------     --------      --------
Total expenses ..............................................................       48,480        26,844       91,644        51,050
                                                                                  --------      --------     --------      --------
Income (loss) before income taxes and cumulative
     effect of accounting change ............................................        1,648           473        2,937           820
Cumulative effect of accounting change ......................................           --            --       (3,367)           --
Provision for income taxes ..................................................           --            --           --            --
                                                                                  --------      --------     --------      --------
Net income (loss) ...........................................................     $  1,648      $    473     $   (430)     $    820
                                                                                  ========      ========     ========      ========

Earnings (loss) per share (note 2):
          Basic .............................................................     $   0.11      $   0.03     $  (0.03)     $   0.06
                                                                                  ========      ========     ========      ========
          Diluted ...........................................................     $   0.10      $   0.03     $  (0.03)     $   0.05
                                                                                  ========      ========     ========      ========

Pro forma amounts assuming new accounting principle is retroactively applied:
   Net income ...............................................................     $  1,648      $    296     $  2,937      $    678
          Earnings per share assuming no dilution ...........................         0.11          0.02         0.19          0.05
          Earnings per share assuming dilution ..............................         0.10          0.02         0.17          0.04

Shares used in earnings per share calculations:
          Basic .............................................................       15,357        14,721       15,330        14,728
                                                                                  ========      ========     ========      ========
          Diluted ...........................................................       16,913        16,176       16,861        16,179
                                                                                  ========      ========     ========      ========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                           Six months ended
                                                                                             December 31,
                                                                                       -------------------------
                                                                                         1998             1997
                                                                                       --------         --------
OPERATING ACTIVITIES
     Net (loss) income                                                                 $   (430)        $    820
     Adjustments to reconcile net (loss) income to
       net cash provided by operating activities:
               Cumulative effect of accounting change                                     3,367               --
               Membership solicitation and other deferred costs                         (62,434)         (40,045)
               Amortization of membership solicitation and other deferred costs          50,497           33,895
               Deferred membership fees                                                  21,695            7,164
               Depreciation and amortization                                              2,459              776
               Other                                                                        234              280


     Change in assets and liabilities affecting operating cash flows:
          Accounts receivable                                                            (2,794)          (1,805)
          Prepaid membership materials                                                   (1,090)            (277)
          Prepaid expenses                                                                 (488)            (391)
          Other assets                                                                     (727)              12
          Accounts payable                                                               (1,182)             332
          Accrued liabilities                                                             9,482            3,396
                                                                                       --------         --------
Net cash provided by operating activities                                                18,589            4,157
                                                                                       --------         --------

INVESTING ACTIVITIES
     Acquisition of fixed assets and other                                               (6,414)          (1,749)
                                                                                       --------         --------
Net cash used in investing activities                                                    (6,414)          (1,749)
                                                                                       --------         --------

FINANCING ACTIVITIES
     Payments of long-term obligations                                                     (310)            (348)
     Treasury stock purchases                                                            (1,380)          (1,966)
     Proceeds from issuance of Common Stock                                                 515              221
                                                                                       --------         --------

Net cash (used in) financing activities                                                  (1,175)          (2,093)
                                                                                       --------         --------
Net increase in cash and cash equivalents                                                11,000              315

Cash and cash equivalents at beginning of period                                         35,933           40,758
                                                                                       --------         --------
Cash and cash equivalents at end of period                                             $ 46,933         $ 41,073
                                                                                       ========         ========


See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 1998.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings per Share" (FAS 128). The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             Three months ended            Six months ended
                                                                December 31,                  December 31,
                                                           ----------------------        ------------------------
                                                            1998           1997            1998            1997
                                                           -------        -------        --------         -------
Numerator for basic and diluted earnings per share:
Net income (loss) available to common shareholders         $ 1,648        $   473        $   (430)        $   820
                                                           =======        =======        ========         =======
Denominator for basic earnings per share:
Weighted average number of common shares
outstanding-basic                                           15,357         14,721          15,330          14,728
Effect of dilutive securities:
   Options and warrants                                      1,556          1,455           1,531           1,451
                                                           -------        -------        --------         -------
Weighted average number of common shares
outstanding-diluted                                         16,913         16,176          16,861          16,179
                                                           =======        =======        ========         =======
Basic earnings (loss) per share                            $  0.11        $  0.03        $  (0.03)        $  0.06
                                                           =======        =======        ========         =======
Diluted earnings (loss) per share                          $  0.10        $  0.03        $  (0.03)        $  0.05
                                                           =======        =======        ========         =======

NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of December 31, 1998 and June 30, 1998 include an allowance for membership cancellations of $21,024,000 and $16,362,000, respectively.

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MemberWorks addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance existing relationships between businesses and consumers. The Company derives its revenues principally from annually renewable membership fees. The Company generally receives full payment of annual fees at or near the beginning of the membership period, but recognizes revenue ratably over the membership period. Similarly, the costs associated with soliciting each new member, as well as the cost of royalties, are amortized ratably over the same period. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.

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


THREE MONTHS ENDED DECEMBER 31, 1998 VS. THREE MONTHS ENDED DECEMBER 31, 1997

      REVENUES. Revenues increased 83% to $50.1 million for the quarter ended December 31, 1998 from $27.3 million for the quarter ended December 31, 1997 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately
4.4 million members at December 31, 1998 from 2.3 million members at December 31, 1997. If revenues from Coverdell and Company, acquired on April 2, 1998, were included in both periods on a pro-forma basis, second quarter revenues would have increased 63%. The increase in the Company's membership base was due to increased demand for the Company's existing programs, new programs introduced in fiscal 1998, and members acquired through the Coverdell acquisition. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $22.3 million in 1998 from $10.9 million in 1997. As a percentage of individual membership revenues, these amounts represented 47% in 1998 and 42% in 1997.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 74% to $10.0 million in 1998 from $5.8 million in 1997 due to the servicing requirements of the larger membership base of the Company. As a percentage of revenues, operating expenses decreased to 20.0% in 1998 from 21.1% in 1997. The decrease in this percentage is primarily due to the increase in the weighted average program fee and improved member retention.

      MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 80% to $29.3 million in 1998 from $16.3 million in 1997 due to increased telemarketing and royalty expenses associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 58.5% in 1998 from 59.5% in 1997. The decrease was due to the favorable effect of an increase in the weighted average program fee, improved member retention rates and an overall improvement in marketing efficiency.

        In addition to marketing expenses, the Company also monitors the spending for membership solicitation and other deferred costs. These costs increased 54% to $34.4 million in 1998 from $22.4 million in 1997 primarily due to increased marketing efforts incurred to grow the membership base.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 82% to $9.6 million in 1998 from $5.3 million in 1997. This increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs as well as amortization expense of intangibles related to the Coverdell acquisition. As a percentage of revenues, general and administrative expenses decreased to 19.1% in 1998 from 19.3% in 1997. Excluding the amortization expense related to the Coverdell acquisition in April 1998, general and administrative expenses would have decreased to 18.1% in 1998 from 19.3% in 1997.

      OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents. Other income of $0.4 million was reported in 1998 and 1997.

      PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the three months ended December 31, 1998 due to tax losses realized.

SIX MONTHS ENDED DECEMBER 31, 1998 VS. SIX MONTHS ENDED DECEMBER 31, 1997

      REVENUES. Revenues increased 82% to $94.6 million for the six months ended December 31, 1998 from $51.9 million for the six months ended December 31, 1997 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately 4.4 million members at December 31, 1998 from 2.3 million members at December 31, 1997. If revenues from Coverdell and Company, acquired on April 2, 1998, were included in both periods on a pro-forma basis, six month revenues would have increased 62%. The increase in the Company's membership base was due to increased demand for the Company's existing programs, new programs introduced in fiscal 1998, and members acquired through the Coverdell acquisition. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $41.0 million in 1998 from $20.8 million in 1997. As a percentage of individual membership revenues, these amounts represented 46% in 1998 and 42% in 1997.

      OPERATING EXPENSES. Operating expenses increased 68% to $18.3 million in 1998 from $10.8 million in 1997 due to the servicing requirements of the larger membership base of the Company. As a percentage of revenues, operating expenses decreased to 19.3% in 1998 from 20.9% in 1997. The decrease in this percentage is primarily due to the increase in the weighted average program fee and improved member retention.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      MARKETING EXPENSES. Marketing expenses increased 80% to $55.7 million in 1998 from $30.9 million in 1997 due to increased telemarketing and royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 58.9% in 1998 from 59.6% in 1997. The decrease was due to the favorable effect of an increase in the weighted average program fee, improved member retention rates and an overall improvement in marketing efficiency.

      In addition to marketing expenses, the Company also monitors the spending for membership solicitation and other deferred costs. These costs increased 56% to $62.4 million in 1998 from $40.0 million in 1997 primarily due to increased marketing efforts incurred to grow the membership base.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 83% to $18.5 million in 1998 from $10.1 million in 1997. The increase was attributable to costs incurred for additional personnel in all areas and related facilities costs as well as amortization expense of intangibles related to the Coverdell acquisition. As a percentage of revenues, general and administrative expenses increased to 19.6% in 1998 from 19.5% in 1997. Excluding the amortization expense related to the Coverdell acquisition in April 1998, general and administrative expenses would have decreased to 18.5% in 1998 from 19.5% in 1997.

      OTHER INCOME, NET. Other income, net of $0.9 million was reported in 1998 compared to $0.8 million reported in 1997 and is primarily composed of interest income from cash and cash equivalents.

      PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the six months ended December 31, 1998 due to tax losses realized.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities increased to $18.6 million in 1998 from $4.2 million in 1997 due to improved operating results and improved member acquisition costs due to higher retention and more productive and efficient marketing efforts.

      Net cash used in investing activities was $6.4 million in 1998 and $1.7 million in 1997. The Company's capital expenditures increased to $6.0 million in 1998 from $1.7 million in 1997 due to a computer system upgrade and expansion of the Company's call centers.

      Net cash used in financing activities was $1.2 million in 1998 and $2.1 million in 1997. This decrease is primarily related to a reduction in treasury share repurchases made under the Company's stock repurchase program. The Company purchased 51,000 shares during the six month period ended December 31, 1998 versus 103,000 shares during the six month period ended December 31, 1997.

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 ISSUES

      The Company has completed an analysis of its software and hardware and has determined that its systems are Year 2000 ("Y2K") compliant. As part of the Company's evaluation, the Company tested Y2K communications compliance with all of the Company's clients and vendors, including the processing and transmission of test files between the Company, its customers and its vendors.

      The cost of the Y2K project has not been material to the Company and has been funded through operating cash flows. The Company has expensed all costs associated with this project as incurred.

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

                            MEMBERWORKS INCORPORATED


PART II.    OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The effective date of the registration statement pursuant to which the Company conducted the public offering of its Common Stock was October 18, 1996 and the file number was 333-10541. The Company filed its initial report on Form SR on January 27, 1997 for the period ended January 18, 1997.

From the effective date of the registration statement filed in connection with the offering to December 31, 1998, the net proceeds of the offering were used as follows (in thousands):

      Acquisitions of other businesses                            $ 5,804
      Loan to affiliate                                               250
      Purchase and installation of machinery and equipment         12,946
      Repayment of indebtedness                                     2,818
      Working capital                                               4,264
                                                                  -------
                                                                  $26,082
                                                                  =======

The remaining $10,009,000 of the proceeds has been invested in short-term, highly rated money market funds, government securities and commercial paper. Of the $2,818,000 used to repay indebtedness, $1,855,000 represented direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

Item 4. Submission of Matters to a Vote of Security Holders

a) MemberWorks Incorporated's 1998 Annual Meeting of Stockholders was held on December 8, 1998.

b) At the annual meeting the following Class II Directors were elected to the Board of Directors as follows: Stephen J. Clearman: For - 13,867,577, Against
   - 38,925, Abstain - 0, Nonvotes - 1,693,313; Michael R. O'Brien: For - 13,867,577, Against - 38,925, Abstain - 0, Nonvotes - 1,693,313. Class I
   Directors, Marc S. Tesler and Alec L. Ellison, and Class III Directors, Gary
   A. Johnson, and Dennis P. Walker, continue to serve as Directors of the Company.

c) The ratification of PricewaterhouseCoopers LLP, as the Company's independent auditors, was also approved at the annual meeting as follows: For - 13,860,163, Against - 41,729, Abstain - 4,610, Nonvotes - 1,693,313.

d) The approval of the amendment to the 1996 Stock Option Plan was also ratified at the annual meeting as follows: For - 6,950,963, Against - 4,695,259, Abstain - 12,630, Nonvotes - 3,940,963.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                        27 - Financial Data Schedule (included in EDGAR copy
                             only)

            (b)   Reports on Form 8-K

                        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MEMBERWORKS INCORPORATED
                                          (Registrant)


Date: February 12, 1998       By:  /s/ Gary A. Johnson
                                   -------------------------------------
                                   Gary A. Johnson, President, Chief
                                   Executive Officer and Director


Date: February 12, 1998       By:  /s/ James B. Duffy
                                   ------------------------------------
                                   James B. Duffy, Senior Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)