Form 10-Q
period 1999-03-31
MEMBERWORKS INC
filed 1999-05-14
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                           Commission File No. 0-21527
                                               -------

                            MEMBERWORKS INCORPORATED
                            ------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                         06-1276882
--------                                                         ----------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

9 West Broad Street;
Stamford, Connecticut                                                 06902
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

                                 (203) 324-7635
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes |X|   No |_|

The number of shares outstanding of the Registrant's capital stock:

15,719,489 shares of Common Stock, $0.01 par value as of April 30, 1999.
------------------------------------------------------------------------

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 1999
and June 30, 1998                                                            3

Condensed Consolidated Statements of Operations for the three and nine
month periods ended March 31, 1999 and 1998                                  4

Condensed Consolidated Statements of Cash Flows for the nine month
periods ended March 31, 1999 and 1998                                        5

Notes to Condensed Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                          7

Certain Factors That May Affect Future Results                              10

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                           11

Item 6. Exhibits and Reports on Form 8-K                                    11

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                     March 31,     June 30,
                                                                       1999         1998
                                                                     ---------    ---------
                  Assets                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $  58,452    $  35,933
  Accounts receivable                                                    9,265        7,107
  Prepaid membership materials                                           4,092        2,931
  Prepaid expenses                                                       2,644        1,060
  Membership solicitation and other deferred costs                      73,659       51,771
                                                                     ---------    ---------
        Total current assets                                           148,112       98,802
Fixed assets, net                                                       15,963        9,677
Intangible and other assets                                             25,383       25,450
                                                                     ---------    ---------
        Total assets                                                 $ 189,458    $ 133,929
                                                                     =========    =========
     Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term obligations                        $      80    $     380
  Accounts payable                                                      21,690       21,967
  Accrued liabilities                                                   33,723       20,680
  Deferred membership fees                                             104,268       61,753
                                                                     ---------    ---------
        Total current liabilities                                      159,761      104,780
Long-term obligations                                                       15           69
                                                                     ---------    ---------
        Total liabilities                                              159,776      104,849
                                                                     ---------    ---------
Shareholders' equity:
  Common stock, $0.01 par value --
    40,000 shares authorized; 15,847 shares issued
    (15,653 shares at June 30, 1998)                                       158          156
  Capital in excess of par value                                        75,415       74,478
  Deferred compensation                                                   (627)        (978)
  Accumulated deficit                                                  (38,323)     (40,073)
  Treasury stock, 458 shares at cost (377 shares at June 30, 1998)      (6,941)      (4,503)
                                                                     ---------    ---------
        Total shareholders' equity                                      29,682       29,080
                                                                     ---------    ---------
                                                                     $ 189,458    $ 133,929
                                                                     =========    =========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                        Three months ended         Nine months ended
                                                             March 31,                  March 31,
                                                      ----------------------    ----------------------
                                                         1999         1998         1999         1998
                                                      ---------    ---------    ---------    ---------
Revenues from membership fees                         $  56,436    $  29,445    $ 151,017    $  81,315

Expenses:
  Operating                                              11,525        6,002       29,784       16,848
  Marketing                                              33,154       17,617       88,874       48,525
  General and administrative                             10,168        5,448       28,687       15,571
  Other income, net principally interest                   (591)        (442)      (1,445)      (1,269)
                                                      ---------    ---------    ---------    ---------
Total expenses                                           54,256       28,625      145,900       79,675
                                                      ---------    ---------    ---------    ---------
Income before income taxes and cumulative
  effect of accounting change                             2,180          820        5,117        1,640
Cumulative effect of accounting change                       --           --       (3,367)          --
Provision for income taxes                                   --           --           --           --
                                                      ---------    ---------    ---------    ---------
Net income                                            $   2,180    $     820    $   1,750    $   1,640
                                                      =========    =========    =========    =========

Earnings per share (note 2):
    Basic                                             $    0.14    $    0.06    $    0.11    $    0.11
                                                      =========    =========    =========    =========
    Diluted                                           $    0.13    $    0.05    $    0.10    $    0.10
                                                      =========    =========    =========    =========

Pro forma amounts assuming new accounting principle
 is retroactively applied:
  Net income                                              2,180          647        1,750        1,325
    Earnings per share assuming no dilution                0.14         0.04         0.11         0.09
    Earnings per share assuming full dilution              0.13         0.04         0.10         0.08

Shares used in EPS calculations:
    Basic                                                15,369       14,764       15,343       14,737
                                                      =========    =========    =========    =========
    Diluted                                              17,299       16,394       17,007       16,246
                                                      =========    =========    =========    =========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                              Nine months ended
                                                                                  March 31,
                                                                           ----------------------
                                                                             1999         1998
                                                                           ---------    ---------
Operating activities
  Net income                                                               $   1,750    $   1,640
  Adjustments to reconcile net income to
    net cash provided by operating activities:
        Cumulative effect of accounting change                                 3,367           --
        Membership solicitation and other deferred costs                    (106,325)     (64,207)
        Amortization of membership solicitation and other deferred costs      81,070       52,921
        Deferred membership fees                                              42,515       11,379
        Depreciation and amortization                                          3,824        1,223
        Other                                                                    351          397

  Change in assets and liabilities affecting operating cash flows:
    Accounts receivable                                                       (2,158)      (7,500)
    Prepaid membership materials                                              (1,161)        (639)
    Prepaid expenses                                                          (1,584)        (650)
    Other assets                                                                (581)           8
    Accounts payable                                                            (277)       1,465
    Accrued liabilities                                                       13,043        6,163
                                                                           ---------    ---------
Net cash provided by operating activities                                     33,834        2,200
                                                                           ---------    ---------

Investing activities
  Acquisition of fixed assets and other                                       (9,462)      (2,781)
                                                                           ---------    ---------
Net cash used in investing activities                                         (9,462)      (2,781)
                                                                           ---------    ---------

Financing activities
  Payments of long-term obligations                                             (354)        (528)
  Treasury stock purchases                                                    (2,438)      (2,721)
  Proceeds from issuance of common stock                                         939          331
                                                                           ---------    ---------
Net cash used in financing activities                                         (1,853)      (2,918)
                                                                           ---------    ---------
Net increase (decrease) in cash and cash equivalents                          22,519       (3,499)
Cash and cash equivalents at beginning of period                              35,933       40,758
                                                                           ---------    ---------
Cash and cash equivalents at end of period                                 $  58,452    $  37,259
                                                                           =========    =========

See notes to condensed consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 1998.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings per Share". The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      Three months ended    Nine months ended
                                                            March 31,          March 31,
                                                      ------------------    ------------------
                                                        1999       1998       1999       1998
                                                      -------    -------    -------    -------
Numerator for basic and diluted earnings per share:
Net income available to common shareholders           $ 2,180    $   820    $ 1,750    $ 1,640
                                                      =======    =======    =======    =======

Denominator for basic earnings per share:
Weighted average number of common shares
outstanding-basic                                      15,369     14,764     15,343     14,737
Effect of dilutive securities:
  Options and warrants                                  1,930      1,630      1,664      1,509
                                                      -------    -------    -------    -------
Weighted average number of common shares
outstanding-diluted                                    17,299     16,394     17,007     16,246
                                                      =======    =======    =======    =======

Basic earnings per share                              $  0.14    $  0.06    $  0.11    $  0.11
                                                      =======    =======    =======    =======
Diluted earnings per share                            $  0.13    $  0.05    $  0.10    $  0.10
                                                      =======    =======    =======    =======

NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of March 31, 1999 and June 30, 1998 include an allowance for membership cancellations of $23,034,000 and $16,362,000, respectively.

NOTE 4 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective July 1, 1998, the Company changed its method of accounting for printing and mailing membership materials. Historically, the Company had accounted for the costs of printing and mailing of membership materials by amortizing these costs ratably over the membership period as revenue was recognized. Effective July 1, 1998, the Company started expensing these costs upon the mailing of membership materials. The cumulative effect of this change in accounting principle as of July 1, 1998 of $3.4 million was recorded in the first fiscal quarter ended September 30, 1998 as a reduction of membership solicitation and other deferred costs and net income.

NOTE 5 - SUBSEQUENT EVENTS

On April 9, 1999, the Company acquired all the outstanding equity of Quota-Phone, Inc. ("Quota-Phone") for $7.75 million in cash and 41,666 shares of MemberWorks Common Stock with an approximate fair market value of $1.5 million as of the closing date). Quota-Phone is a privately-held wholesale provider of discount shopping services and "no-expiration" coupons. The acquisition will be accounted for as a purchase.

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

On September 28, 1998, the SEC issued a press release and stated the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure" for all publicly-traded companies. Until such time as the SEC staff issues such interpretative guidelines, it is unclear what, if any, impact such interpretative guidance will have on the Company's current accounting practices. However, the potential changes in accounting practice being considered by the SEC staff could have a material impact on the manner in which the Company recognizes revenue. Any such changes would have no effect on reported cash flow or the economic value of the Company's memberships.

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998

            REVENUES. Revenues increased 92% to $56.4 million for the quarter ended March 31, 1999 from $29.4 million for the quarter ended March 31, 1998 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately
5.0 million members at March 31, 1999 from 2.6 million members at March 31, 1998. If revenues from Coverdell and Company, acquired on April 2, 1998, were included in both periods on a pro-forma basis, third quarter revenues would have increased 71%. The increase in the Company's membership base was due to increased demand for the Company's existing programs, new programs introduced in fiscal 1998 and members acquired through the Coverdell acquisition. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $23.5 million in 1999 from $12.7 million in 1998. As a percentage of individual membership revenues, these amounts represented 43% in 1999 and 44% in 1998.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 92% to $11.5 million in 1999 from $6.0 million in 1998 due to the servicing requirements of the larger membership base of the Company. As a percentage of revenues, operating expenses remained flat at 20.4% in 1999 and 1998.

            MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 88% to $33.2 million in 1999 from $17.6 million in 1998 due to increased telemarketing and royalty expenses associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 58.7% in 1999 from 59.8% in 1998. The decrease was due to the favorable effect of an increase in more efficient marketing methods and improved retention rates.

            In addition to marketing expenses, the Company also monitors the spending for membership solicitation and other deferred costs. These costs increased 82% to $43.9 million in 1999 from $24.2 million in 1998 primarily due to increased marketing efforts incurred to grow the membership base.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 87% to $10.2 million in 1999 from $5.4 million in 1998. This increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs as well as amortization expense of intangibles related to the Coverdell acquisition. As a percentage of revenues, general and administrative expenses decreased to 18.0% in 1999 from 18.5% in 1998.

            OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents. Other income of $0.6 million was reported in 1999 compared to $0.4 million reported in 1998.

            PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the three months ended March 31, 1999 and 1998 due to tax losses realized.

NINE MONTHS ENDED MARCH 31, 1999 VS. NINE MONTHS ENDED MARCH 31, 1998

            REVENUES. Revenues increased 86% to $151.0 million for the nine months ended March 31, 1999 from $81.3 million for the nine months ended March 31, 1998 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately 5.0 million members at March 31, 1999 from 2.6 million members at March 31, 1998. If revenues from Coverdell and Company, acquired on April 2, 1998, were included in both periods on a pro-forma basis, nine month revenues would have increased 65%. The increase in the Company's membership base was due to increased demand for the Company's existing programs, new programs introduced in fiscal 1998 and members acquired through the Coverdell acquisition. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $64.6 million in 1999 from $33.3 million in 1998. As a percentage of individual membership revenues, these amounts represented 45% in 1999 and 43% in 1998.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

            OPERATING EXPENSES. Operating expenses increased 77% to $29.8 million in 1999 from $16.8 million in 1998 due to the servicing requirements of the larger membership base of the Company. As a percentage of revenues, operating expenses decreased to 19.7% in 1999 from 20.7% in 1998. The decrease in this percentage is primarily due to the increased leverage of certain costs which do not increase proportionately with revenues.

            MARKETING EXPENSES. Marketing expenses increased 83% to $88.9 million in 1999 from $48.5 million in 1998 due to increased telemarketing and royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 58.9% in 1999 from 59.7% in 1998. The decrease was due to the favorable effect of an increase in more efficient marketing methods and improved retention rates.

            In addition to marketing expenses, the Company also monitors the spending for membership solicitation and other deferred costs. These costs increased 66% to $106.3 million in 1999 from $64.2 million in 1998 primarily due to increased marketing efforts incurred to grow the membership base.

            GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 84% to $28.7 million in 1999 from $15.6 million in 1998. The increase was attributable to the cost incurred for additional personnel in all areas and related facilities costs as well as amortization expense of intangibles related to the Coverdell acquisition. As a percentage of revenues, general and administrative expenses decreased to 19.0% in 1999 from 19.1% in 1998.

            OTHER INCOME, NET. Other income, net of $1.4 million was reported in 1999 compared to $1.3 million reported in 1998 and is primarily composed of interest income from cash and cash equivalents.

            PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the nine months ended March 31, 1999 and 1998 due to tax losses realized.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash provided by operating activities increased to $33.8 million for the nine months ended March 31, 1999 compared to $2.2 million for the same period in 1998 due to improved operating results, utilization of more efficient marketing methods, increased retention and timing of working capital which is expected to reverse by year end.

            Net cash used in investing activities was $9.5 million in 1999 and $2.8 million in 1998. The Company's capital expenditures increased to $8.6 million in 1999 from $2.8 million in 1998 due to a computer system upgrade and expansion of the Company's fulfillment center and office facilities.

            Net cash used in financing activities was $1.9 million in 1999 and $2.9 million in 1998. This decrease is primarily related to a reduction in treasury share repurchased under the Company's stock repurchase program. The Company purchased 81,000 shares during the nine month period ended March 31, 1999 versus 128,000 shares during the nine month period ended March 31, 1998.

            On April 9, 1999, subsequent to quarter end, the Company purchased Quota-Phone, Inc. for $9.25 million, of which $7.75 million was paid in cash.

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

From the effective date of the registration statement filed in connection with the offering to March 31, 1999, the net proceeds of the offering were used as follows (in thousands):

      Acquisitions of other businesses                       $ 8,341
      Loan to affiliate                                          930
      Purchase and installation of machinery and equipment    12,946
      Repayment of indebtedness                                2,818
      Working capital                                          4,264
                                                             -------
                                                             $29,299
                                                             =======

The remaining $7,101,000 of the proceeds has been invested in short-term, highly rated money market funds, government securities and commercial paper. Of the $2,818,000 used to repay indebtedness, $1,855,000 represented direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer.

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits

                        27 - Financial Data Schedule (included in EDGAR copy only)

            (b)   Reports on Form 8-K

                        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEMBERWORKS INCORPORATED
                                        (Registrant)


Date: May 14, 1999                  By: /s/ Gary A. Johnson
                                        ----------------------------------------
                                        Gary A. Johnson, President, Chief
                                        Executive Officer and Director


Date: May 14, 1999                  By: /s/ James B. Duffy
                                        ----------------------------------------
                                        James B. Duffy, Senior Vice President
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)