Form 10-K
period 1999-06-30
MEMBERWORKS INC
filed 1999-08-25
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at July 16, 1999 was $286,254,983. The aggregate market value was computed by reference to the closing price of the Registrant's Common Stock as of that date. (For purposes of calculating this amount only, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the Registrant's Common Stock are considered to be affiliates.) The number of shares of Common Stock outstanding as of July 16, 1999 was 15,736,639.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders of MemberWorks Incorporated are incorporated by reference in Part III of this report.

                                      INDEX



                                                                                             Page
Part I   Item 1. Business                                                                       1

         Item 2. Properties                                                                     7

         Item 3. Legal Proceedings                                                              7

         Item 4. Submission of Matters to a Vote of Security Holders                            7

         Executive Officers of the Registrant                                                   8

Part II  Item 5. Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                                    9

         Item 6. Selected Financial Data                                                       10

         Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                             11

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk                   15

         Item 8. Financial Statements and Supplementary Data                                   15

         Item 9. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                              15

Part III Item 10. Directors and Executive Officers of the Registrant                           15

         Item 11. Executive Compensation                                                       15

         Item 12. Security Ownership of Certain Beneficial Owners and Management               15

         Item 13. Certain Relationships and Related Transactions                               15

Part IV  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K              15

Signatures                                                                                     17

Exhibit listing                                                                                18

                                     PART I

Item 1.  Business

BACKGROUND

MemberWorks Incorporated ("MemberWorks" or the "Company"), a Delaware Corporation organized in 1996 and doing business as CardMember Publishing Corporation since 1989, designs and manages innovative membership programs providing substantial benefits to member consumers, those organizations offering the programs and vendors whose products and services are offered through the programs. MemberWorks believes, based on its senior management's extensive knowledge of the industry and its relationships with leading consumer-driven organizations such as banks, retailers, telecommunications companies, mortgage companies, direct response television companies and catalog companies, that it is a leading designer and provider of innovative membership service programs. The Company addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering these programs. In return for providing the Company with customer lists, the Company's clients receive royalty payments. Clients also benefit because the programs are designed and managed to strengthen the relationship between clients and their customers. MemberWorks offers its programs to increasingly sophisticated consumers seeking economy, efficiency and convenience in their purchase of products and services. Members save time by telephonically purchasing goods and services and obtaining useful information. Members also benefit because the vendors agree to allow discounts on products and services not generally available to non-members. For participating vendors, the programs provide the opportunity to reach a large number of demographically attractive members at minimal incremental marketing cost. The Company's programs are primarily marketed to customers through arrangements with its client organizations including banks, retailers, major oil companies, telecommunications companies, mortgage companies, direct response television companies and catalog companies.

Businesses which sell services and products to consumers have substantially increased the use of direct marketing techniques to reach their customers. According to the Direct Marketing Association, the estimated total consumer sales as a result of direct marketing in the United States were approximately $760 billion in 1998. The Company believes that membership service programs are one of the fastest growing areas of direct marketing. Membership service programs, if designed, marketed and managed effectively, can be of substantial value to the consumers who become members of such programs, to the businesses which market to consumers and to the client organizations which offer the programs to their customers.

Historically, a substantial number of the businesses which utilize membership service programs have been issuers of credit cards. More recently, however, other businesses, including retailers, catalog companies, e-commerce providers, banks, insurance companies and direct response television companies have also begun to offer service programs. In many cases, these businesses lack the core competency to successfully design, market and manage membership programs. As a result, these businesses seek to outsource to companies which are able to apply advanced database systems to capture, process and store consumer and market information, are able to use their experience to provide effective programs and are able to realize economies of scale. In addition, businesses seeking to implement membership service programs demand that the provider of those programs have the expertise to continue to introduce innovative new programs and that the provider have resources such as extensive vendor networks and experienced management teams in order to market programs quickly and successfully.


DESCRIPTION OF BUSINESS

The Company's seventeen membership service programs, which combined had approximately 5.3 million members as of June 30, 1999, offer unique and valuable services, information and savings opportunities. The service programs are marketed under the name of the program on behalf of the client and are designed and developed to capitalize on the client's existing relationship with its customers or other constituents. In general, membership fees, which may be payable monthly or annually, ranged from approximately $50 per year to approximately $200 per year during fiscal 1999. The Company can create customized service programs for clients based on elements of its standard programs. Currently, the Company markets the following seventeen programs:

- PremierHealth Trends(R) is a unique membership program that provides health conscious individuals and their families convenient access to information and substantial savings on quality health care services, including pharmacy purchases (retail, mail order and online), vision exams and eyewear, hearing exams and appliances and chiropractic services.

- PremierHealth(R) combines the benefits of the Countrywide Dental Program(R), which offers members unlimited access to a network of independent dentists in 47 states, and PremierHealth Trends(R) as well as providing members up to 25% off elder/long-term care.

- PremierHealth Plus(R) is a uniquely comprehensive health care discount program that provides unlimited access to a nationwide network of 250,000 doctors and 2,800 hospitals, as well as the benefits of PremierHealth(R). Members are eligible for significant savings on medical care (physicians and hospitals), dental care, pharmacy purchases (retail, mail order and online), vision exams and eyewear, hearing exams and appliances, chiropractic care and elder/long-term care services. PremierHealth Plus(R) is not an insurance plan, but can be used with most insurance programs to reduce a member's insurance co-payments. Members are instructed to check with their insurance providers to evaluate how the program will coordinate with their particular insurance coverage.

- Travel Arrangements(SM) offers an exceptional variety of travel savings and values. This innovative travel service includes merchandise and travel discounts, money saving vacation packages and special services.

- Connections(SM) includes member-only offers valid at leading national retail stores, amusement parks, restaurants and movie theaters, as well as access to a discount shopping service that provides the guaranteed lowest prices on the highest quality brand name electronics, appliances and furniture.

- Leisure Advantage(SM) is designed for people with active lifestyles and provides members with discounts on all types of leisure time merchandise, apparel and services.

- Essentials(SM) is a unique membership program that provides members with opportunities to receive exclusive savings and services on fashion, fitness and grooming.

- ValueMax Shopping Service(SM) is designed to provide significant savings to members on a broad range of brand name merchandise as well as travel services, eyewear, prescriptions, cars and financial services.

- Rate Saver(SM) is a one-of-a-kind membership service designed to provide members with significant savings and discounts on their everyday household expenses including utilities, long distance and home repair.

- BusinessMax(SM) provides valuable resources to assist members in operating their businesses more effectively.

- MoneyMaster(SM) helps members plan for and manage their personal finances, taxes, insurance and retirement planning. This service complements and can integrate some of the benefits currently offered by the Company's financial institution clients.

- SmartSource(SM) offers a wide range of assistance and savings for the novice computer user who is also interested in saving money on the latest technological products in consumer electronics and home entertainment.

- 24Protect(SM) is designed to protect the member and their family through a variety of money saving around-the-clock professional assistance and services.

- CardMember Protection Service(R) offers credit card registration including one-call urgent stop notices, fraud reimbursement and emergency cash.

- Privacy Plus(SM) is a comprehensive personal information monitoring program which provides a member access to his/her own credit records, drivers records, Social Security records and other important personal data.

-        Coverdell Accidental Death Insurance

-        Coverdell Term Life Insurance

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

If the membership is not canceled during the trial period, the consumer is charged the annual membership fee. In the event that the member does not cancel the membership after the initial membership term, he or she generally receives a renewal kit in the mail in advance of each membership year and is charged for the succeeding year's membership fee. During the course of an initial annual membership term or renewal term, a member may cancel his or her membership in the program, either for a complete refund of the membership fee for that period or a prorata refund based on the remaining portion of the membership period.

The Company offers its service programs to consumers through clients, such as credit card issuers, who have an existing relationship with those consumers. The client provides the Company with lists of consumers which the Company inputs into its database management system to model, analyze and identify likely members. MemberWorks only collects and maintains customer data that is required to administer its business activities, such as a customer's name, address and billing information. The Company pays the client an annual royalty for initial and renewal membership fees received by the Company from consumers provided by the client. The royalties paid to clients by the Company average approximately 20% of initial and renewal membership fees.

The Company also offers its service programs through clients who have inbound call centers. This type of marketing method, which the Company refers to as MemberLink(SM), essentially turns the client call center into a profit center. Under these arrangements, inbound callers to a client, meeting certain criteria, are offered the Company's membership service programs by the client's service representative or by a MemberWorks membership service representative through a call transfer. In 1999, approximately 11% of the Company's revenues came from MemberLink(SM) programs. The Company pays the client an annual royalty for initial and renewal membership fees or a fee per marketing pitch or per net sale. Generally MemberLink(SM) arrangements serve as a more efficient and cost effective way to acquire members than the Company's traditional marketing model.

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

In addition to marketing its programs directly to consumers either through lists provided by credit card issuers and other businesses and organizations or through clients' inbound call centers, the Company also delivers its membership service programs through its wholesale programs. For wholesale programs, the Company works with a wholesale client to incorporate elements from one or more of its standard service programs in the design of a custom program for the client. The client will then provide the membership in the customized format to its customers as a value-added feature or resell the product. The client pays the Company the membership fees for the customers who receive the service program. Wholesale programs substantially reduce the cost for the Company to acquire new members, which results in higher profit margins for the Company. Accordingly, the Company provides membership in the service program for fees which are less than the Company's standard fees for the program.

MEMBER SERVICE
The Company believes that providing high quality service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client which offered the service program. Currently, the Company maintains three call centers located in Omaha, Nebraska; Houston, Texas and Montreal, Canada with a total of approximately 600 membership service representatives. The Company's service centers are available to members, toll free, 24 hours a day, seven days a week. All new membership service representatives are required to complete a two week classroom training course before beginning to take calls and attend on-the-job training thereafter. Through its training programs, its systems and its software, the Company seeks to provide members with friendly, rapid and effective answers to questions. The Company also works closely with its clients' customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by the Company.

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

SALES AND MARKETING
The Company solicits members for its programs primarily by direct marketing methods, including telemarketing, which it outsources to third party contractors and inbound call marketing, which the Company refers to as MemberLink(SM). To a lesser extent the Company uses direct mail, either as a solo piece mailed at its own expense or at its client's expense. In addition, some of the Company's individual memberships are available on-line to interactive computer users through the World Wide Web.

The Company also sells service programs on a wholesale basis. Under those programs, the Company does not pay for the marketing costs to solicit memberships. Instead, the client offering the memberships is responsible for marketing, usually with the assistance of the Company. In some cases, the client may provide wholesale memberships to its customers free of charge and pay the periodic membership fee to the Company for each customer membership. In other cases, the client may charge a reduced fee to its customer.

The Company has begun to sell service programs internationally through the opening of its first international office in London, England. In addition, the Company pursued its strategy for international expansion through its acquisition of Comp-U-Card Canada in May 1999. Currently Comp-U-Card Canada provides credit card enhancement services to Canadian financial institutions through wholesale arrangements.

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

DISTRIBUTION
The Company arranges with its client organizations to market membership programs to such clients' individual account holders and customers. Clients generally receive royalties on initial and renewal memberships. The Company's contracts with these clients typically grant the Company the right to continue providing membership services directly to such clients' individual account holders even if the client terminates the contract, provided that the client continues to receive its royalties.

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

The Company primarily distributes its programs through outbound telemarketing efforts. All telemarketing is outsourced to third party contractors. More recently, the Company has employed inbound telemarketing techniques, referred to as MemberLink(SM) arrangements.

MemberLink(SM) is an arrangement where inbound callers to a client, meeting certain criteria, are offered the Company's membership service programs by the client's service representative or by a MemberWorks' membership service representative through a call transfer. Direct mail marketing is also used to distribute the Company's service programs.

In addition, the Company is continually testing and developing new distribution channels. On July 27, 1999, MemberWorks completed its purchase of CIC Interactive, an Internet direct marketing company and online provider of value-added membership programs. The Company believes that the Internet will be an important channel for the distribution of its service programs in the future.

The Company also distributes its products through wholesale arrangements where the Company is not responsible for marketing to the customer.

Membership service programs sponsored by the Company's three largest clients accounted for 15.7%, 11.1% and 10.7% of revenues from Citibank, First USA and Sears, respectively, for the fiscal year ended June 30, 1999.

GOVERNMENT REGULATION
The primary means which the Company uses to market its programs is telemarketing. The telemarketing industry has become subject to an increasing amount of Federal and state regulation as well as general public scrutiny in the past several years. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. Additionally, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations promulgated thereunder prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent telemarketing activities deemed by them to be "unfair or deceptive acts or practices." Further, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement or private actions for any failure to comply with such regulations. The Company's provision of membership programs requires the Company to comply with certain state regulations, changes in which could materially increase the Company's operating costs associated with complying with such regulations. The risk of noncompliance by the Company with any rules and regulations enforced by a federal or state consumer protection authority may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could materially adversely affect the Company's business, financial condition and results of operations. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with consumers, and the membership programs industry is susceptible to peremptory charges by the media of regulatory noncompliance and unfair dealing.

The Company currently maintains rigorous security and quality controls to ensure that all of its marketing practices meet or exceed industry standards and all state and federal regulations. The Company only collects and maintains customer data that is required to administer its business activities, such as a customer's name, address and billing information and only public information is used for marketing and modeling purposes, such as demographic, neighborhood and lifestyle data. The Company neither resells any confidential customer information that is obtained or derived in its marketing efforts nor purchases consumer information from financial institutions.

COMPETITION
The Company believes that the principal competitive factors in the membership services industry include the ability to identify, develop and offer innovative service programs, the quality and breadth of service programs offered, price and marketing expertise. The Company's competitors, including large retailers, travel agencies, insurance companies and financial service institutions, some of which have substantially larger customer bases and greater financial and other resources than the Company's, offer membership programs which provide services similar to, or which directly compete with, those provided by the Company. To date, the Company has effectively competed with its competitors. However, there can be no assurance that the Company's competitors will not increase their emphasis on programs similar to those offered by the Company to more directly compete with the Company, or provide programs comparable or superior to those provided by the Company at lower membership prices, or adapt more quickly than the Company to evolving industry trends or changing market requirements, or that new competitors will not enter the market or that other businesses will not themselves introduce competing programs. Such increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, because contracts between clients and program providers are often exclusive with respect to a particular service, potential clients may be prohibited from contracting with the Company to promote a program if the services provided by the Company's program are similar to, or merely overlap with, the services provided by an existing program of a competitor.

EMPLOYEES
As of June 30, 1999, the Company employed 1,039 persons on a full-time basis and 168 on a part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

Item 2.  Properties

The Company leases space in Stamford, Connecticut; Atlanta, Georgia; Omaha, Nebraska; Houston, Texas; White Plains, New York; Montreal, Canada and London, England. The Stamford office serves as the Company's headquarters.

A summary of key information with respect to the Company's leased facilities is as follows:

         Location                            Square Footage          Year of Lease Expiration
         --------                            --------------          ------------------------
         Stamford, CT                             72,626                 2002 through 2006
         Atlanta, GA                              16,122                       2002
         Omaha, NE                                93,320                 1999 through 2009
         White Plains, NY                          4,100                       2000
         Houston, TX                              41,591                       2006
         Montreal, Canada                         12,357                       2003
         London, England                             500                       2000


Item 3.  Legal Proceedings

The Company and its subsidiaries are parties in multiple defendant class action lawsuits in Minnesota and California, and a civil action brought by the Minnesota Attorney General's Office in connection with alleged violations of Minnesota statutes with regard to its sales practices in Minnesota. These proceedings are in preliminary stages and the Company cannot predict their final outcome or estimate the amounts or potential range of loss, if any, with respect to the resolution of these proceedings. The resolution of these proceedings is uncertain and there is no assurance that additional lawsuits will not be brought in other jurisdictions based on similar or related claims. Although the Company believes that it has strong defenses to the claims made in these actions, the possible outcome of these proceedings could potentially include judgements against the Company or settlements and could potentially require substantial payments by the Company.

In addition to the foregoing, from time to time the Company may be involved in other litigation or proceedings regarding claims arising in the normal course of business, the adverse outcome of which, could potentially require substantial payments by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 1999.

Executive Officers of the Registrant

The executive officers of the registrant of the Company and their respective ages as of June 30, 1999 are as follows:


Name                      Age           Position
----                      ---           --------
Gary A. Johnson           44            President and Chief Executive Officer, Director
Dennis P. Walker          54            Executive Vice President, Director
James B. Duffy            45            Senior Vice President and Chief Financial Officer
Wayne T. Gattinella       47            Senior Vice President, Marketing
Laura J. Pelco            39            Senior Vice President, Sales
David Schachne            38            Senior Vice President, New Business Development

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

DENNIS P. WALKER, a co-founder of the Company, has served as Executive Vice President and a director of the Company since its inception. Prior to founding the Company, Mr. Walker founded and served as President of Walker Enterprises, a direct marketing and credit card merchandising business from 1978 to 1988. Prior to Walker Enterprises, he was employed by F.D.R. and IBM Corporation. Mr. Walker received a B.A. from the University of Nebraska.

JAMES B. DUFFY joined the Company as Senior Vice President and Chief Financial Officer in June 1996. Prior to joining the Company, Mr. Duffy served in various senior financial management positions, most recently as Senior Vice President, Business Planning, at Merck Medco Managed Care, Inc., a prescription benefit management company, from 1986 to 1996.

WAYNE T. GATTINELLA joined the Company as Senior Vice President, Marketing in February 1998. Prior to joining MemberWorks, Mr. Gattinella was Senior Vice President of Sales and Marketing for Merck-Medco. Prior to joining Medco in 1992, Mr. Gattinella was Vice President of Consumer Marketing for MCI Telecommunications, where for 10 years he lead the new product development, sales and marketing of the Company's consumer long distance services nationally. Mr. Gattinella holds an M.B.A. from St. Joseph's University and a B.S. from Drexel University.

LAURA J. PELCO joined the Company in 1993 and currently serves as Senior Vice President, Sales. Prior to joining the Company, Ms. Pelco founded and operated several companies in the United States and abroad, most recently a data entry and transcription business based in the Caribbean. Ms. Pelco holds a B.A. from Westminster College.

DAVID SCHACHNE joined the Company as Vice President, Marketing in 1990 and currently serves as Senior Vice President, New Business Development. He has held various senior management positions in the Company. Prior to joining the Company, Mr. Schachne served for 6 years as Vice President of Sleep Technologies, Inc., a manufacturer and direct marketer of home furnishings. Mr. Schachne received a B.A. from the State University of New York, Albany and an M.B.A. from Harvard Business School.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Common Stock is listed on the NASDAQ National Market ("NASDAQ") under the symbol MBRS. The following table sets forth for the periods indicated the high and low closing sale prices per share as reported on the NASDAQ.

                                                         High          Low
                                                         ----          ---
        Fiscal Year Ended June 30, 1999:
          First Quarter                                 36 7/8       13 7/8
          Second Quarter                                31 1/8       12 1/2
          Third Quarter                                 37 1/4       29 7/8
          Fourth Quarter                                49 1/2       25



                                                         High          Low
                                                         ----          ---
        Fiscal Year Ended June 30, 1998:
          First Quarter                                 22 3/8       16
          Second Quarter                                22 1/8       16 5/8
          Third Quarter                                 30 3/8       20
          Fourth Quarter                                32 1/2       25 7/16


As of July 16, 1999, there were 40,000,000 shares of Common Stock authorized of which 15,736,639 shares of Common Stock were outstanding, held by approximately 2,251 stockholders of record. The Company has not declared or paid any cash dividends to date and anticipates that all of its earnings in the foreseeable future will be retained for use in its business. The Company's future dividend policy will depend on the Company's earnings, capital requirements, financial condition, requirements of the financing agreements to which the Company is a party and other factors considered relevant by the Board of Directors.

The effective date of the registration statement pursuant to which the Company conducted the public offering of its Common Stock described above was October 18, 1996 and the file number was 333-10541. The Company filed its initial report on Form SR on January 27, 1997 for the period ended January 18, 1997.

From the effective date of the registration statement filed in connection with the offering to June 30, 1999, the net proceeds of the offering were used as follows (in thousands):

           Acquisitions of other businesses                         $   15,443
           Loan to affiliate                                               930
           Purchase and installation of machinery and equipment         12,946
           Repayment of indebtedness                                     2,818
           Working Capital                                               4,264
                                                                     ------------
                                                                    $   36,401
                                                                     ============

Of the $2,818,000 used to repay indebtedness, $1,855,000 represented direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer and to affiliates of the issuer.

Item 6.  Selected Financial Data

The selected consolidated statements of operations data for each of the years ended June 30, 1995, 1996, 1997 1998 and 1999 and the selected consolidated balance sheet data as of June 30, 1995, 1996, 1997, 1998, and 1999 set forth below are derived from the consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP. The selected consolidated financial information of the Company is qualified by reference to and should be read in conjunction with Item 8, "Consolidated Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                            Year Ended June 30,
                                                    -----------------------------------------------------------------------
                                                      1995            1996           1997            1998            1999
                                                    --------       ---------       --------       ---------       ---------
                                                                    (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues                                            $ 41,547       $  57,012       $ 79,174       $ 120,834       $ 218,086
Total expenses                                        52,279          62,259         83,032         117,749         210,138
                                                    --------       ---------       --------       ---------       ---------
Net income (loss) before cumulative effect of
accounting change                                   $(10,732)      $  (5,247)      $ (3,858)      $   3,085       $   7,948
Cumulative effect of accounting change                    --              --             --              --          (3,367)
                                                    --------       ---------       --------       ---------       ---------
Net income (loss)                                   $(10,732)      $  (5,247)      $ (3,858)      $   3,085       $   4,581
                                                    ========       =========       ========       =========       =========


Basic earnings (loss) per share:
   Income (loss) before cumulative effect of
     accounting change                              $  (1.14)      $   (0.49)      $  (0.35)      $    0.21       $    0.52
   Cumulative effect of accounting change                 --              --             --              --           (0.22)
                                                    --------       ---------       --------       ---------       ---------
   Basic earnings (loss) per share                  $  (1.14)      $   (0.49)      $  (0.35)      $    0.21       $    0.30
                                                    ========       =========       ========       =========       =========

Diluted earnings (loss) per share:
   Income (loss) before cumulative effect of
     accounting change                              $  (1.14)      $   (0.49)      $  (0.35)      $    0.19       $    0.46
   Cumulative effect of accounting change                 --              --             --              --           (0.20)
                                                    --------       ---------       --------       ---------       ---------
   Diluted earnings (loss) per share                $  (1.14)      $   (0.49)      $  (0.35)      $    0.19        $   0.27
                                                    ========       =========       ========       =========       =========

Weighted average common shares outstanding             9,953          11,956         13,901          14,837          15,361
                                                    ========       =========       ========       =========       =========
Weighted average common shares and common
equivalent shares outstanding                          9,953          11,956         13,901          16,381          17,124
                                                    ========       =========       ========       =========       =========


                                                                              June 30,
                                                ----------------------------------------------------------------------
                                                  1995            1996            1997           1998           1999
                                                --------        --------        --------       --------       --------
                                                                   (In thousands, except per share data)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                       $  5,323        $  4,312        $ 40,758       $ 35,933       $ 50,939
Cash flow provided by (used in) operating
   activities                                     (3,476)              1           7,835          8,930         50,573
Total assets                                      29,726          41,927          84,423        133,929        212,377
Long-term obligations                              8,065           1,089             438             69              6
Redeemable preferred stock                        10,926          20,487              --             --             --
Shareholders' equity (deficit)                   (30,367)        (36,332)         14,030         29,080         32,837

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

On September 1, 1998, the Company issued a press release that stated it had contacted the Securities and Exchange Commission ("SEC") to determine whether the SEC staff's view regarding the timing of revenue recognition for companies such as MemberWorks that sell services had changed in the wake of Cendant Corporation's agreement (announced on August 27, 1998) with the SEC to modify its revenue recognition practices. The Company had requested the SEC staff to comment on and has provided the SEC staff with information demonstrating the continued appropriateness of its revenue recognition practices. The Company has consistently followed these practices in accordance with generally accepted accounting practices and with the concurrence of PricewaterhouseCoopers LLP, its independent accountants. As a result of this review and several discussions with the SEC staff, the staff has not objected to the Company's decision to presently continue to follow its revenue recognition practices, as described above. The SEC staff did request the Company to change its method of accounting for printing and mailing of membership materials beginning July 1, 1998. The Company has recorded the cumulative effect of this change in accounting principle in the first quarter of fiscal 1999. See note 2 to the consolidated financial statements for a description of the change and its financial impact.

On September 28, 1998, the SEC issued a press release and stated the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality and disclosure" for all publicly-traded companies. Until such time as the SEC staff issues such interpretative guidelines, it is unclear what, if any, impact such interpretative guidance will have on the Company's current accounting practices. However, the potential changes in accounting practice being considered by the SEC staff could have a material impact on the manner in which the Company recognizes revenue. Any such changes would have no effect on reported cash flow or the economic value of the Company's memberships.

On April 9, 1999, the Company acquired Quota-Phone, Inc. ("Quota-Phone") for $7.75 million in cash and 41,666 shares of MemberWorks Common Stock with an approximate fair market value of $1.5 million as of the closing date. Quota-Phone is a wholesale provider of discount shopping services and "no-expiration" coupons. The transaction was accounted for as a purchase and, accordingly, the assets and liabilities at June 30, 1999 and results of operations from the date of acquisition associated with the acquired business have been included in the Company's financial position and the results of operations.

On May 18, 1999, the Company acquired Comp-U-Card Canada Group ("CUC Canada") for approximately $9.2 million in cash. CUC Canada is a leading provider of credit card enhancement services in Canada. The transaction was accounted for as a purchase and, accordingly, the assets and liabilities at June 30, 1999 and results of operations from the date of acquisition associated with the acquired business have been included in the Company's financial position and the results of operations.

FISCAL 1999 COMPARED TO FISCAL 1998

REVENUES. Revenues increased 80% to $218.1 million in 1999 from $120.8 million in 1998 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 5.3 million members at June 30, 1999 from 3.5 million members at June 30, 1998. If revenues from Coverdell and Company, acquired on April 2, 1998, were included in both periods on a pro forma basis, twelve month revenues would have increased 66%. The increase in the Company's membership base was due to increased demand for the Company's existing programs, as well as new programs introduced in 1998 and 1999. The increase in the weighted average program fee was due to an increase in program pricing and new programs with higher fees. Revenues from renewals increased to $92.2 million in 1999 from $50.6 million in 1998. As a percentage of individual membership revenues, these amounts represented 45% in 1999 and 44% in 1998.

OPERATING EXPENSES. Operating expenses consist of costs incurred in servicing the Company's membership base, including personnel, telephone and computer processing costs, as well as expenses associated with the production and distribution of membership information kits. Operating expenses increased 75% to $43.0 million in 1999 from $24.6 million in 1998. As a percentage of revenues, operating expenses decreased to 19.7% in 1999 from 20.4% in 1998 primarily due to the increase in leverage of certain costs which do not increase proportionately with revenue.

MARKETING EXPENSES. Marketing expenses consist of fees to telemarketers to solicit potential members, royalties to clients, direct mail costs and other solicitation expenses. Marketing expenses increased 77% to $126.8 million in 1999 from $71.6 million in 1998. The increase was due primarily to increased telemarketing and royalty expenses associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 58.1% in 1999 from 59.2% in 1998 due to the favorable effect of an increase in more efficient marketing methods and improved retention rates. In addition to marketing expenses, the Company also monitors the spending for membership solicitation and other deferred costs. These costs increased 54.5% to $146.5 million in 1999 from $94.8 million in 1998 due to increased marketing efforts incurred to grow the membership base. The Company expects these costs will continue to increase in future periods in order to continue the expansion of the Company's membership base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of personnel and facilities expenses associated with the Company's executive, sales, marketing, finance, product and account management functions. General and administrative expenses increased 83% to $42.5 million in 1999 from $23.2 million in 1998. This increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs as well as amortization expense of intangibles related to business acquisitions. As a percentage of revenues, general and administrative expenses increased to 19.5% in 1999 from 19.2% in 1998. Excluding the amortization expense related to businesses acquired, general and administrative expenses would have decreased to 18.4% in 1999 from 18.8% in 1998.

OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents. Other income, net of $2.2 million was reported in 1999 compared to $1.7 million reported in 1998 due to higher cash balances available for investment. The Company invests in short-term, investment-grade, interest-bearing securities and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the years ended June 30, 1999 and 1998 due to tax losses realized. As of June 30, 1999, the Company had accumulated federal net operating loss carry forwards of $66.7 million.

FISCAL 1998 COMPARED TO FISCAL 1997

REVENUES. Revenues increased 53% to $120.8 million in 1998 from $79.2 million in 1997 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 3.5 million members at June 30, 1998 from 2.0 million members at June 30, 1997. Excluding the impact of the Coverdell acquisition, revenue increased 47% to $116.0 million in 1998 and the Company's membership base increased to 2.9 million in 1998. The increase in the Company's membership base was due to an increase in the members enrolled in existing programs and the roll-out of new programs introduced in 1997 and 1998. The increase in the weighted average program fee was due to an increase in the percentage of members enrolled in programs with higher fees. Revenues from renewals increased to $50.6 million in 1998 from $33.4 million in 1997. As a percentage of individual membership revenues, these amounts represented 44% in 1998 and 43% in 1997. In the second half of fiscal 1998, the Company refined its estimate of its program specific provision for cancellations to reflect more current experience. The effect of this refinement was to increase revenues and net income by approximately $1 million and $0.8 million, respectively.

OPERATING EXPENSES. Operating expenses increased 47% to $24.6 million in 1998 from $16.8 million in 1997. As a percentage of revenues, operating expenses decreased to 20.4% in 1998 from 21.2% in 1997 primarily due to increased wholesale revenues.

MARKETING EXPENSES. Marketing expenses increased 41% to $71.6 million in 1998 from $50.9 million in 1997. The increase was due primarily to increased solicitation costs and increased royalty expense associated with the larger membership base. As a percentage of revenues, marketing expenses decreased to 59.2% in 1998 from 64.3% in 1997. The decrease was primarily due to improved member retention, an increase in the weighted average program fee, and increases in MemberLink and wholesale revenues. In addition to marketing expenses, the Company also monitors overall membership solicitation and other deferred costs, which are amortized ratably over the membership period. These costs increased 51% to $94.8 million in 1998 from $62.9 million in 1997 primarily due to increased marketing efforts incurred to expand the membership base. The Company expects these costs will continue to increase in future periods in order to continue the expansion of the Company's membership base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 43% to $23.2 million in 1998 from $16.3 million in 1997. The increase was attributable to the cost incurred for additional personnel in all areas and related facilities costs. The additional personnel were necessary to support the Company's growth and expansion. As a percentage of revenues, general and administrative expenses decreased to 19.2% in 1998 from 20.6% in 1997. The decrease in this percentage is due primarily to revenues increasing at a greater rate than general and administrative expenses.

OTHER INCOME, NET. Other income, net of $1.7 million was reported in 1998 compared to $0.9 million reported in 1997. The increase in other income, net was due to the interest earned on a full year of cash and cash equivalents resulting from the proceeds of the initial public offering completed on October 23, 1996. The Company invests in short-term, investment-grade, interest-bearing securities and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the years ended June 30, 1998 and 1997 due to tax losses realized in those years. As of June 30, 1998, the Company had accumulated federal net operating loss carry forwards of $56.4 million.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of capital have been from the issuance of equity securities and internally generated cash from operations. The Company sold 2,400,000 shares of its Common Stock in an initial public offering on October 18, 1996. Net proceeds of the offering, after deducting underwriting discounts, commissions and offering expenses, approximated $36.4 million. Approximately $2.5 million of the net proceeds were utilized to redeem all outstanding shares of Series E and Series F Preferred Stock on October 23, 1996. The Company used the remainder of the net proceeds of the initial public offering for working capital and other general corporate purposes, including business acquisitions.

Net cash provided by operating activities was $50.6 million, $8.9 million and $7.8 million for the years ended June 30, 1999, 1998 and 1997, respectively. This improvement in operating cash flow in fiscal 1999 is primarily due to an increase in accounts payable and accrued liabilities, more efficient marketing methods utilized to acquire new members during the year and increased retention of those members as well as an overall improvement in operating results.

Net cash used by investing activities increased to $32.4 million in 1999 up from $10.0 million and $3.8 million in 1998 and 1997, respectively. In fiscal 1999, the Company acquired Quota-Phone for $9.25 million, of which $7.75 was paid in cash, and CUC Canada for $9.2 million in cash. In fiscal 1998, the Company acquired Coverdell and Company for $3.9 million in cash plus common stock and options worth $14.5 million. In addition, the Company's capital expenditures were $12.1 million in 1999 compared to $4.6 million in 1998 and $3.8 million in 1997. The increased expenditures were due to a computer system upgrade and expansion of the Company's fulfillment center and office facilities.

The Company's net cash used in financing activities was $3.2 million in 1999 compared to $3.7 million used in financing activities in 1998 and $32.4 million provided by financing activities in 1997. On April 22, 1999, the Board of Directors authorized the repurchase, as conditions warrant, of up to an additional 150,000 shares of the Company's Common Stock. During fiscal 1999, the Company completed the repurchase program authorized by the Board of Directors in January 1998 which authorized the repurchase of 150,000 shares of the Company's Common Stock. The Company bought back 111,000 shares for $3.8 million under these plans during fiscal 1999 compared to the purchase of 156,000 shares for $3.5 million during fiscal 1998 and the purchase of 47,000 shares for $0.7 million in 1997. The repurchased shares will be used to provide Common Stock required for exercises of options granted by the Company under the 1996 Stock Option Plan.

As of June 30, 1999, the Company had cash and cash equivalents of $50.9 million. In addition, the Company has a $7.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings under this line of credit during the year ended June 30, 1999. Because of ongoing costs in connection with soliciting new members, the Company expects to continue to utilize net cash generated from operating activities, if any, to increase the Company's membership base. The Company believes its existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

On July 27, 1999, the Company purchased the remaining 81% of CIC Interactive for a cash payment of $15.9 million. CIC is an Internet direct marketing company and online provider of value-added membership programs. The acquisition will be accounted for under the purchase method of accounting during the quarter ended September 30, 1999.

YEAR 2000 ISSUES
The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000. The Company has completed an analysis of its software and hardware to determine if its systems are Year 2000 compliant. The Company's project to evaluate, modify and test its systems is substantially complete and involved communication and testing with all of the Company's clients and vendors. This testing has involved processing of customer files both by the Company and its clients and vendors and the results have been positive. Based on the reviews and analysis performed by the Company and an outside consultant and since a majority of its internal information technology systems have been developed or modified within the last 5 years, the Company believes that the risk of significant noncompliance of its internal information technology systems is minimal.

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

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity or financial conditions. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial conditions.

CERTAIN FACTORS AFFECTING FUTURE RESULTS
The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties, including the statements in Liquidity and Capital Resources regarding the adequacy of funds to meet funding requirements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, uncertainty as to new and existing accounting rules and interpretations; uncertainty as to the Company's future profitability; the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations; competition in the Company's existing and potential future lines of business; the Company's ability to integrate and operate successfully acquired businesses and the risks associated with such businesses; the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and for the Company to operate within the limitation imposed by financial arrangements; uncertainty as to the future profitability of acquired businesses; the ability of the Company and its vendors to complete the necessary actions to achieve a Year 2000 conversion for its computer systems and applications; and other factors. The Company has incurred significant operating losses since its inception. Although the Company has experienced revenue growth and has reported net income in recent periods, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that the Company will maintain profitability in the future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the Company employs established policies, procedures and internal processes to manage its exposure to market risks. The Company does not hold or issue derivative or other financial instruments for trading purposes.

Item 8.  Financial Statements and Supplementary Data

The financial statements and related notes and report of independent accountants for the Company are included following Part IV, beginning on page F-1, and identified in the index appearing at Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained in the Company's Proxy Statement under the sections titled "Election of Directors" is incorporated herein by reference in response to this item. Information regarding the Executive Officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant".

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Index to Financial Statements and Financial Statement Schedules

                                                                            Page
                                                                            ----
     Report of PricewaterhouseCoopers LLP, Independent Accountants           F-1
     Consolidated Balance Sheets as of June 30, 1999 and 1998                F-2
     Consolidated Statements of Operations for the years ended June 30,
      1999, 1998 and 1997                                                    F-3
     Consolidated Statements of Shareholders' Equity for the years ended
      June 30, 1999, 1998 and 1997                                           F-4
     Consolidated Statements of Cash Flows for the years ended June 30,
      1999, 1998 and 1997                                                    F-5
     Notes to Consolidated Financial Statements                              F-6


     The following Financial Statement Schedule is included:

     Schedule II - Valuation and Qualifying Accounts - Years ended
      June 30, 1999, 1998 and 1997                                          F-15

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)      Reports on Form 8-K

         The Company filed on Form 8-K dated April 9, 1999, under Item 5 "Other Events and Exhibits," an announcement of the consummation of the merger of QP Acquisition Corp. into Quota-Phone, Inc.

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


                                               MEMBERWORKS INCORPORATED
                                               ------------------------
                                                        (Registrant)


                                        By:    /s/ GARY A. JOHNSON
                                               ------------------------
                                               Gary A. Johnson, President, Chief
                                               Executive Officer and Director


                                               Date: August 25, 1999

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


Signature                                               Title                                         Date
---------                                               -----                                         ----
By: /s/ Gary A. Johnson                     President, Chief Executive Officer and Director      August 25, 1999
    ---------------------------------
Gary A. Johnson

By: /s/ Dennis P. Walker                    Executive Vice President and Director                August 25, 1999
    ---------------------------------
Dennis P. Walker

By: /s/ James B. Duffy                      Senior Vice President, Chief Financial Officer       August 25, 1999
   ------------------------------------
James B. Duffy

By: /s/ Stephen J. Clearman                 Director                                             August 25, 1999
   ---------------------------------
Stephen J. Clearman

By: /s/ Alec L. Ellison                     Director                                             August 25, 1999
   -------------------------------------
Alec L. Ellison

By: /s/ Michael R. O'Brien                  Director                                             August 25, 1999
   --------------------------------
Michael R. O'Brien

By: /s/ Marc S. Tesler                      Director                                             August 25, 1999
   -------------------------------------
Marc S. Tesler

Exhibit
No.                                 Description

*3.1     Restated Certificate of Incorporation of the Registrant. (filed as
         Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*3.2 Restated By-laws of the Registrant. (filed as Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*4.1 Amended and Restated Registration Rights Agreement, dated as of September 9, 1994 between the Registrant and Brown Brothers Harriman & Co. (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*4.2 Registration Rights Agreement, dated September 20, 1995 among the Registrant and the Stockholders set forth on Schedule I thereto. (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.1 Amended Employee Incentive Stock Option Plan. (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.2 1995 Executive Officers' Stock Option Plan. (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.3 1995 Non-Employee Directors' Stock Option Plan. (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.4 1996 Stock Option Plan. (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.5 1996 Employee Stock Purchase Plan. (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.6 401(k) Profit Sharing Plan of the Registrant, dated April 1, 1996. (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.9 Amended and Restated Credit Agreement, dated as of April 8, 1996 among the Registrant, the lender parties thereto and Brown Brothers Harriman & Co. (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.10 Warrant Agreement dated as of September 9, 1994, between the Registrant and Brown Brothers Harriman & Co. (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.13 Form of Stock Subscription Warrant with Voting Rights, dated August 3, 1995 (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.18 Lease Agreement between Stamford Towers Limited Partnership and the Registrant, dated January 15, 1996. (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.19 Business Property Lease between V and R Joint Venture and the Registrant, dated October 4, 1995. (filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.20 Arena Tower II Lease Agreement by and between Arena Tower II Corporation and the Registrant, dated February 12, 1996, as amended. (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

 *10.21 Amendment No. 1 to Amended and Restated Credit Agreement, dated May 8, 1997 among the Registrant, the lender parties thereto and Brown Brothers Harriman & Co. (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on September 29, 1997)

 *10.23 Lease Agreement between Stamford Towers Limited Partnership and the Registrant, dated May 20, 1997. (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on September 29, 1997)

 *10.24 Second Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated January 24, 1997. (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on September 29, 1997)

 *10.25 Third Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated July 23, 1997. (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on September 29, 1997)

 *10.26 Sublease Agreement between Brenmar Marketing Company, Inc. and Registrant dated June 23, 1997. (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on September 29, 1997)

 *18 Letter re: Change in Accounting Principle. (filed as Exhibit 18 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on October 8, 1998)

  21      Subsidiaries of the Registrant.

  23      Consent of PricewaterhouseCoopers LLP.

  27      Financial Data Schedule.


---------------------------------------------------
*Previously filed.

                            MEMBERWORKS INCORPORATED

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and Shareholders
Of MemberWorks Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MemberWorks Incorporated and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for printing and mailing of membership materials.





PricewaterhouseCoopers LLP
New York, New York
July 28, 1999

                            MEMBERWORKS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                               June 30,
                                                                                                 -----------------------------------
                                                                                                     1999                    1998
                                                                                                 ------------          -------------
                         ASSETS

Current assets:
     Cash and cash equivalents                                                                      $  50,939             $  35,933
     Accounts receivable                                                                               11,717                 7,107
     Prepaid membership materials                                                                       4,177                 2,931
     Prepaid expenses                                                                                   2,313                 1,060
     Membership solicitation and other deferred costs                                                  78,010                51,771
                                                                                                    ---------             ---------
                    Total current assets                                                              147,156                98,802
Fixed assets, net                                                                                      18,858                 9,677
Intangible and other assets                                                                            46,363                25,450
                                                                                                    ---------             ---------
                   Total assets                                                                     $ 212,377             $ 133,929
                                                                                                    =========             =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                                                    $      72             $     380
     Accounts payable                                                                                  29,729                21,967
     Accrued liabilities                                                                               40,702                20,680
     Deferred membership fees                                                                         109,031                61,753
                                                                                                    ---------             ---------
                    Total current liabilities                                                         179,534               104,780
Long-term obligations                                                                                       6                    69
                                                                                                    ---------             ---------
                    Total liabilities                                                                 179,540               104,849
                                                                                                    ---------             ---------

Commitments and contingencies (Note 5)

Shareholders' equity:
     Preferred stock, $0.01 par value --
         1,000 shares authorized; no shares issued                                                      --                    --
     Common stock, $0.01 par value --
          40,000 shares authorized; 15,909 shares issued
          (15,653 shares at June 30, 1998)                                                                159                   156
     Capital in excess of par value                                                                    76,999                74,478
     Deferred compensation                                                                               (511)                 (978)
     Accumulated deficit                                                                              (35,492)              (40,073)
     Accumulated other comprehensive loss                                                                 (14)                 --
     Treasury stock, 488 shares at cost (377 shares at June 30,  1998)                                 (8,304)               (4,503)
                                                                                                    ---------             ---------
                     Total shareholders' equity                                                        32,837                29,080
                                                                                                    ---------             ---------
                     Total liabilities and shareholders' equity                                     $ 212,377             $ 133,929
                                                                                                    =========             =========









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                                 For the year ended June 30,
                                                                                       ---------------------------------------------
                                                                                             1999           1998             1997
                                                                                       ------------    -------------    ------------

Revenues                                                                                  $ 218,086       $ 120,834       $  79,174

Expenses:
     Operating                                                                               43,002          24,610          16,762
     Marketing                                                                              126,814          71,594          50,904
     General and administrative                                                              42,476          23,245          16,296
     Other income, net principally interest                                                  (2,154)         (1,700)           (930)
                                                                                          ---------       ---------       ---------
Total expenses                                                                              210,138         117,749          83,032
                                                                                          ---------       ---------       ---------

Income (loss) before income taxes                                                             7,948           3,085          (3,858)
Provision for income taxes                                                                     --              --              --
                                                                                          ---------       ---------       ---------
Net income (loss) before cumulative effect of accounting change                               7,948           3,085          (3,858)
Cumulative effect of accounting change                                                       (3,367)           --              --
                                                                                          ---------       ---------       ---------
Net income (loss)                                                                         $   4,581       $   3,085       $  (3,858)
                                                                                          =========       =========       =========

Basic earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change                          $    0.52       $    0.21       $   (0.35)
     Cumulative effect of accounting change                                                   (0.22)           --              --
                                                                                          ---------       ---------       ---------
     Basic earnings (loss) per share                                                      $    0.30       $    0.21       $   (0.35)
                                                                                          =========       =========       =========

Diluted earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change                          $    0.46       $    0.19       $   (0.35)
     Cumulative effect of accounting change                                                   (0.20)           --              --
                                                                                          ---------       ---------       ---------
     Diluted earnings (loss) per share                                                    $    0.27       $    0.19       $   (0.35)
                                                                                          =========       =========       =========

Pro forma amounts assuming new accounting principle is retroactively applied:
     Net income (loss)                                                                        4,581           2,572          (4,329)
        Earnings (loss) per share assuming no dilution                                         0.30            0.17           (0.31)
        Earnings (loss) per share assuming full dilution                                       0.27            0.16           (0.31)

Weighted average common shares used in earnings per share calculations:
          Basic                                                                              15,361          14,837          13,901
                                                                                          =========       =========       =========
          Diluted                                                                            17,124          16,381          13,901
                                                                                          =========       =========       =========









                  The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                           Accumulated
                                       Common Stock   Capital in                             Other
                                      --------------  Excess of  Deferred     Accumulated Comprehensive   Treasury
                                      Shares   Amount Par Value  Compensation Deficit        Loss          Stock        Total
                                      -------  ------ ---------  ------------ -----------  --------      ---------    ---------
Balance - June 30, 1996                5,857   $ 59   $ 3,602    $(1,400)     $(38,320)     $   --        $   (273)   $ (36,322)
For the year ended June 30, 1997:
  Issuance of common stock             2,621     26    36,547                                                            36,573
  Acquisition of treasury stock                                                                               (715)        (715)
  Preferred stock dividends and                                                                                            (980)
    accretion                                                                     (980)
  Conversion of preferred stock                                                                                          18,918
    into common stock                  6,464     64    18,854                                                               424
  Deferred compensation                                   469        (45)
  Comprehensive loss:
     Net loss                                                                   (3,858)
  Total comprehensive loss                                                                                               (3,858)
                                      ------   ------  -------   ------------ -----------   --------      --------     --------
Balance - June 30, 1997               14,942    149    59,472     (1,445)      (43,158)         --            (988)      14,030
For the year ended June 30, 1998:
  Issuance of common stock               711      7    15,006                                                            15,013
  Acquisition of treasury stock                                                                             (3,515)      (3,515)
  Deferred compensation                                              467                                                    467
  Comprehensive income:
     Net income                                                                  3,085
  Total comprehensive income                                                                                              3,085
                                      ------   ------  -------   -----------  -----------   --------      --------    ---------
Balance - June 30, 1998               15,653    156    74,478       (978)      (40,073)         --          (4,503)      29,080
For the year ended June 30, 1999:
  Issuance of common stock               256      3     2,521                                                             2,524
  Acquisition of treasury stock                                                                             (3,801)      (3,801)
  Deferred compensation                                              467                                                    467
  Comprehensive income:
     Net income                                                                  4,581
     Currency translation adjustment                                                           (14)
  Total comprehensive income                                                                                              4,567
                                      ------   ------ --------   --------     -----------   --------      --------    ---------
Balance - June 30, 1999               15,909   $ 159  $ 76,999   $  (511)     $(35,492)     $  (14)       $ (8,304)   $  32,837
                                      ======   ====== ========   ========     ===========   ========      ========    =========




                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 For the year ended June 30,
                                                                         ------------------------------------------
                                                                            1999           1998           1997
                                                                        ------------   -------------  ------------
OPERATING ACTIVITIES
    Net income (loss)                                                   $     4,581    $     3,085    $    (3,858)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Cumulative effect of accounting change                                3,367              -              -
        Membership solicitation and other deferred costs                   (146,519)       (94,835)       (62,929)
        Amortization of membership solicitation
           and other deferred costs                                         116,913         74,837         56,842
        Deferred membership fees                                             45,069         20,280         10,845
        Depreciation and amortization                                         5,517          2,525          1,295
        Other                                                                   730            514            424

    Change in assets and liabilities:
        Accounts receivable                                                  (1,549)        (3,319)         3,246
        Prepaid membership materials                                         (1,026)        (1,253)          (613)
        Prepaid expenses                                                     (1,161)          (631)           (80)
        Other assets                                                         (1,212)           (56)           (31)
        Accounts payable                                                      5,941          3,556          3,421
        Accrued liabilities                                                  19,922          4,227           (727)
                                                                        ------------   -------------  ------------
Net cash provided by operating activities                                    50,573          8,930          7,835
                                                                        ------------   -------------  ------------

INVESTING ACTIVITIES
    Acquisition of fixed assets                                             (12,101)        (4,586)        (3,760)
    Business combinations, net of cash acquired
       and other investments                                                (20,316)        (5,446)            --
                                                                        ------------  ------------   ------------
Net cash used in investing activities                                       (32,417)       (10,032)        (3,760)
                                                                        ------------   -------------  ------------

FINANCING ACTIVITIES
    Net proceeds from issuance of stock and warrants                          1,022            505         36,573
    Treasury stock purchases                                                 (3,801)        (3,515)          (715)
    Payments of long-term obligations                                          (371)          (713)          (918)
    Preferred stock redemption                                                    -              -         (2,549)
    Debt issuance costs                                                           -              -            (20)
                                                                        ------------   -------------  ------------
Net cash (used in) provided by financing activities                          (3,150)        (3,723)        32,371
                                                                        ------------   -------------  ------------
Net increase (decrease) in cash and cash equivalents                         15,006         (4,825)        36,446
Cash and cash equivalents at beginning of year                               35,933         40,758          4,312
                                                                       ============    =============  ============
Cash and cash equivalents at end of year                                $    50,939    $    35,933    $    40,758
                                                                        ============   =============  ============








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

Fair value of financial instruments and concentration of credit risk
All current assets and liabilities are carried at cost, which approximates fair value because of the short-term maturity of those instruments. The recorded amounts of the Company's long-term obligations also approximate fair value. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from financial and other card holder based institutions (clients of the Company) whose cardholders constitute the Company's membership base. These entities include major banks, financial institutions, large oil companies and retailers located primarily in the United States.

Fixed assets
Fixed assets, capitalized software costs and capital leases are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the lesser of the estimated productive lives of the assets or the terms of the related leases, and range from three to ten years. Maintenance and repair expenditures are charged to operations as incurred.

Revenue recognition
Membership fees are billed through clients of the Company primarily through credit cards. An allowance for cancellations is established based on the Company's most recent actual cancellation experience and is updated regularly. Deferred membership fees are recorded, net of estimated cancellations, when the trial period has elapsed, and are amortized as revenues from membership fees on a straight-line basis, over the remainder of the membership period, generally twelve months. Membership cancellations are charged to the allowance for cancellations on a current basis. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program, either for a complete refund of the membership fee for that period or a prorata refund based on the remaining portion of the membership period. Accrued liabilities set forth in the accompanying consolidated balance sheets as of June 30, 1999 and 1998 include an allowance for membership cancellations of $24,811,000 and $16,362,000, respectively.

As of June 30, 1999, there were no unbilled receivables included in accounts receivable. Accounts receivable includes $2,033,000 of unbilled receivables as of June 30, 1998, which were billed and collected subsequent to the balance sheet date, and arise in certain instances when the Company elects to bill subsequent to, rather than upon, acceptance of membership.

Membership service programs sponsored by the Company's three largest clients accounted for 15.7%, 11.1% and 10.7% of revenues, respectively, for the fiscal year ended June 30, 1999. Membership service programs sponsored by the Company's three largest clients accounted for 21.9%, 13.9% and 13.7% of revenues, respectively, for the fiscal year ended June 30, 1998. Membership service programs sponsored by the Company's two largest clients accounted for 30.7% and 13.8% of revenues, respectively, for the fiscal year ended June 30, 1997.

Membership solicitation and other deferred costs
Membership solicitation costs include telemarketing and direct mail costs related directly to membership solicitation (i.e. direct response advertising costs). In accordance with Statement of Position 93-7, "Reporting on Advertising Costs", direct response advertising costs are deferred and charged to operations as revenues from membership fees are recognized. Other deferred costs consist of royalties paid to clients and transaction processing fees, which relate to the same revenue streams as the direct marketing costs and are also charged to income over the membership period. Membership solicitation costs incurred to obtain a new member generally are less than the initial membership fee. However, if membership solicitation costs were to exceed membership fees, an adjustment would be made to the extent of any impairment.

Effective July 1, 1998, the Company changed its method of accounting for printing and mailing membership materials. Historically, the Company had accounted for the costs of printing and mailing of membership materials by amortizing these costs ratably over the membership period as revenue was recognized. Effective July 1, 1998, the Company started expensing these costs upon the mailing of membership materials. The cumulative effect of this change in accounting principle as of July 1, 1998 of $3,400,000 was recorded in the first fiscal quarter ended September 30, 1998 as a reduction of membership solicitation and other deferred costs and net income.

Earnings per share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding, determined using the treasury stock method. For the year ended June 30, 1999 and 1998, the diluted weighted average common shares outstanding includes 1,763,000 and 1,544,000, respectively, of dilutive stock options and warrants. Preferred stock dividends of $980,000 have been deducted from net loss for the year ended June 30, 1997 to arrive at net loss available to common shareholders.

Cash and cash equivalents
The Company considers highly liquid investment instruments with terms of three months or less at the time of acquisition to be cash equivalents.

Income taxes
The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes" ("FAS 109"). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Intangible assets
Intangible assets principally include member and customer relationships and goodwill that arose in connection with business acquisitions. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired and is amortized on a straight-line basis over the estimated useful lives ranging from fifteen to twenty years. Other acquired intangibles, except member relationships, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives ranging from two to twenty years. The value of member relationships is amortized over twenty years using an accelerated method based on estimated future cash flows. Intangible and other assets set forth in the accompanying consolidated balance sheets as of June 30, 1999 and 1998 include acquired member and customer relationships of $8,757,000 and $10,199,000, respectively, net of accumulated amortization of $1,467,000 and $301,000, respectively, and goodwill of $31,057,000 and $12,771,000, respectively, net of accumulated amortization of $1,049,000 and $162,000, respectively. The consolidated balance sheets as of June 30, 1999 and 1998 include total accumulated amortization of intangible and other assets of $3,057,000 and $818,000, respectively.

Impairment of long-lived assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company reviews its intangible and other long-lived assets for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of June 30, 1999, no impairment has been indicated.

Foreign currency translation
Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect as of the balance sheet dates. Equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included as a component of comprehensive income (loss) in the consolidated statements of shareholders' equity.

Stock-based compensation
The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations.

Reclassification
Certain reclassifications have been made to prior period financial statements to conform to the presentation of the financial statements for the year ended June 30, 1999.

New accounting pronouncements
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 is not expected to materially impact the presentation and disclosure in the Company's financial statements.

NOTE 3 - BUSINESS COMBINATIONS

Acquisitions

On May 18, 1999, the Company acquired Comp-U-Card Canada Group ("CUC Canada") for $9,247,000. CUC Canada is a leading provider of credit card enhancement services in Canada. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of CUC Canada's operations are included in the consolidated financial statements from the date of acquisition.

On April 9, 1999, the Company acquired Quota-Phone, Inc. ("Quota-Phone") for $7,750,000 in cash and 41,666 shares of MemberWorks Common Stock with an approximate fair market value of $1,500,000 as of the closing date. Quota-Phone is a wholesale provider of discount shopping services and "no-expiration" coupons. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Quota-Phone's operations are included in the consolidated financial statements from the date of acquisition.

On April 2, 1998, the Company acquired all of the outstanding common stock of Coverdell & Company, Inc. ("Coverdell"). The purchase price totaled approximately $18,400,000, including $3,900,000 in cash, 448,000 shares of the Company's common stock, with a fair value of $13,600,000 and options to acquire 93,000 shares of the Company's common stock with a fair value of $900,000. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Coverdell's operations are included in the consolidated financial statements from the date of acquisition.

Pro Forma Results

The following unaudited pro forma results of operations for 1998 and 1997 have been prepared assuming the Coverdell acquisition had occurred as of July 1, 1996. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data).

                                                        1998             1997
                                                        ----             ----
Revenues                                         $     131,200    $     90,400
Net income (loss)                                          500          (5,200)
Basic and diluted earnings (loss) per share      $        0.03    $      (0.43)

Other Investments

On May 14, 1998, the Company purchased a minority interest of less than twenty percent in CIC Interactive ("CIC"), formerly ConsumerInfo.Com, a privately held, on-line provider of credit monitoring membership programs for $1,600,000 in cash. This investment is accounted for under the cost method of accounting. Refer to Note 11 for further discussion.

NOTE 4--FIXED ASSETS

Fixed assets are comprised of the following at June 30, (in thousands):

                                                           1999           1998
                                                           ----           ----
Computer software and equipment                         $ 16,411       $  9,544
Furniture and fixtures                                     3,218          2,250
Telephone equipment                                        2,455          1,737
Leasehold improvements                                     2,376          1,196
Construction in progress                                   2,719           --
                                                        --------       --------
                                                          27,179         14,727
Accumulated depreciation and amortization                 (8,321)        (5,050)
                                                        --------       --------
                                                        $ 18,858       $  9,677
                                                        ========       ========

Depreciation and amortization expense was $3,278,000, $1,770,000 and $1,183,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 5--LONG-TERM OBLIGATIONS

Notes payable

Notes payable are summarized as follows at June 30, (in thousands):

                                                             1999           1998
                                                             ----           ----
Bank Credit Agreement                                       $ 10            $ 10
Equipment term loans                                           7             197
                                                            ----            ----
                                                              17             207
Less current maturities                                       16             200
                                                            ----            ----
Long-term notes payable                                     $  1            $  7
                                                            ====            ====

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

The equipment term loan expires in fiscal 2001 and is secured by certain computer equipment. Interest is at a rate of 10.8%, and principal is repayable monthly. The aggregate amount of payments related to the equipment term loan is $5,000 in 2000 and $2,000 in 2001.

Other income in 1999, 1998 and 1997, as shown in the statement of operations, includes interest expense of $55,000, $146,000 and $303,000, respectively.

Commitments and contingencies

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Rent expense under operating leases was $2,974,000, $1,640,000 and $1,213,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

During 1996, the Company entered into capital leases for certain computer equipment totaling $406,000 of capitalized cost. Lease amortization for the years ended June 30, 1999, 1998 and 1997 was $77,000, $137,000 and $218,000,
respectively, and is included in depreciation and amortization expense.

The future minimum lease payments under capital leases (including present value of net minimum lease payments) and operating leases as of June 30, 1999 are as follows (in thousands):

                                                                                          CAPITAL       OPERATING
FISCAL YEAR                                                                               LEASES          LEASES
-----------                                                                               ------          ------
2000                                                                                  $       56       $    4,077
2001                                                                                           9            4,197
2002                                                                                           -            3,941
2003                                                                                           -            3,272
2004                                                                                           -            2,632
Thereafter                                                                                     -            9,601
                                                                                       --------------  -------------
Total minimum lease payments                                                                  65       $   27,720
                                                                                                       =============
Less--Amount representing interest                                                             4
                                                                                       --------------
Present value of net minimum lease payments including current maturities of $56
   with interest rates ranging from 10.1% to 10.4%                                    $       61
                                                                                       ==============

The Company and its subsidiaries are parties in multiple defendant class action lawsuits in Minnesota and California, and a civil action brought by the Minnesota Attorney General's Office in connection with alleged violations of Minnesota statutes with regard to its sales practices in Minnesota. These proceedings are in preliminary stages and the Company cannot predict their final outcome or estimate the amounts or potential range of loss, if any, with respect to the resolution of these proceedings. The resolution of these proceedings is uncertain and there is no assurance that additional lawsuits will not be brought in other jurisdictions based on similar or related claims. Although the Company believes that it has strong defenses to the claims made in these actions, the possible outcome of these proceedings could potentially include judgements against the Company or settlements and could potentially require substantial payments by the Company.

NOTE 6--INCOME TAXES

There was no current or deferred provision for income taxes for the years ended June 30, 1999, 1998 and 1997. No current provision was required because tax losses were incurred in those years. Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carry forwards and the valuation allowance established in accordance with FAS 109, are summarized below as of June 30, 1999 and 1998 (in thousands):

                                                            1999         1998
                                                            ----         ----
Benefit of net operating loss carry forward               $ 30,236     $ 22,122
Deferred membership fees                                     5,893        6,565
Allowance for membership cancellations                       8,186        5,492
Other deferred tax assets                                    1,165          419
Membership solicitation and other deferred costs           (31,196)     (20,859)
                                                          --------     --------
Total deferred tax assets                                   14,284       13,739
Less: Valuation allowance                                  (14,284)     (13,739)
                                                          --------     --------
Net deferred tax asset                                    $   --       $   --
                                                          ========     ========

The valuation allowance for deferred tax assets as of July 1, 1997 was $12,977,000. At June 30, 1999, the Company had federal net operating loss carry forwards of $66,666,000 expiring at various dates from June 30, 2004 to June 30, 2019. Approximately $4,776,000 of the net operating loss carry forwards are limited in their use to the future taxable income of Coverdell. The Company's ability to use these losses to offset future taxable income would be subject to limitations under the Internal Revenue Code if certain changes in the Company's ownership occur. The Company also has state net operating loss carry forwards expiring at various dates through June 30, 2004 available to reduce future state taxable income.

NOTE 7--SHAREHOLDERS' EQUITY

Initial Public Offering

Effective October 18, 1996, the Company sold 2,400,000 shares of its Common Stock at $17.00 per share in an initial public offering. Net proceeds of the offering, after deducting underwriting discounts, commissions and offering expenses, aggregated $36,401,000. Approximately $2,549,000 of the proceeds of the offering was used to redeem all outstanding shares of Series E and Series F Preferred Stock. The remaining $33,852,000 in proceeds were retained for general corporate purposes, including acquisition of new members, program development, capital expenditures and working capital. Consummation of the initial public offering resulted in the automatic conversion of Series A, B, C, D and H Preferred Stock into Common Stock. The preferred stock had been offered at a discount which was being accreted to the redemption date.

Stock Repurchases

On April 22, 1999, the Board of Directors authorized the repurchase, as conditions warrant, of up to an additional 150,000 shares of the Company's Common Stock. During fiscal 1999, the Company completed the repurchase program authorized by the Board of Directors in January 1998 which authorized the repurchase of 150,000 shares of the Company's Common Stock. During fiscal 1998, the Company completed the repurchase program authorized by the Board of Directors in January 1997 which authorized the repurchase of 150,000 shares of the Company's Common Stock. The Company bought back 111,000 shares for $3,800,000 under these plans during fiscal 1999, 156,000 shares for $3,500,000 during fiscal 1998 and 47,000 shares for $700,000 in 1997. The repurchased shares will be used to provide Common Stock required for exercises of options granted by the Company under the 1996 Stock Option Plan.

NOTE 8--STOCK OPTIONS AND WARRANTS

Stock Compensation Plans

At June 30, 1999, the Company has five stock-based compensation plans which are described below. The Company applies APB 25 and related interpretations in accounting for its plans. Compensation expense of $467,000, $467,000 and $424,000 has been recognized during 1999, 1998 and 1997, respectively, related to its stock option plans under APB 25. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                 Year ended June 30,
                                          1999         1998        1997
                                         -------     -------     ---------
                                       ($ in thousands, except per share data)
  Net income (loss):
       As reported                       $ 4,581     $ 3,085     $  (3,858)

       Pro forma                           1,180       1,871        (4,464)

  Earnings (loss) per share:
       As reported
           Basic                         $  0.30     $  0.21     $    (0.35)
           Diluted                          0.27        0.19          (0.35)
       Pro forma
           Basic                         $  0.08     $  0.13     $    (0.39)
           Diluted                          0.07        0.11          (0.39)

The pro forma effect on fiscal 1999, 1998 and 1997 results is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to July 1, 1995.

Under the stock option plans and the agreement with an executive officer described below, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 1999, 1998 and 1997:

                                     1999               1998              1997
                                     ----               ----              ----
  Dividend yield                        0%                 0%                0%
  Expected volatility                  50%                42%               42%
  Risk free interest rate             4.8%               5.8%              6.4%
  Expected lives                   5 years          4.5 years         4.8 years

The weighted average fair value per share of options granted at market value were $8.52, $9.04 and $4.34 for the years ended June 30, 1999, 1998 and 1997, respectively. The weighted average fair value per share of options granted below market value was $11.90 for the year ended June 30, 1997.

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

During fiscal 1997, the Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan"), which became effective upon the closing of the Company's initial public offering. During fiscal 1999, the Board of Directors and shareholders approved an increase in the number of shares of Common Stock reserved for issuance under the 1996 Stock Option Plan from 1,800,000 to 3,600,000. Under the 1996 Stock Option Plan the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

During fiscal 1996, the Board of Directors and shareholders of the Company approved the adoption of the 1995 Executive Officers' Stock Option Plan and the 1995 Non-Employee Directors' Stock Option Plan under which the Board is authorized to grant 360,000 and 180,000 options, respectively, to acquire shares of Common Stock at a price per share equal to or greater than fair market value at the date of grant. Under the Executive Officers' Stock Option Plan, the Board can determine the date on which options vest and become exercisable. Options become exercisable over a four year period under the Non-Employee Directors' Stock Option Plan.

Under the stock option plans described above, options generally become exercisable over a four year period and expire at the earlier of termination of employment or ten years from date of grant (eight years for grants prior to December 31, 1995).

The Company had an agreement with an executive officer, whereby the Company was required to grant options to purchase up to 144,000 shares of Common Stock to the executive for achievement of certain performance goals. These options have a stated exercise price of $2.78 per share and vest ratably over a four year period from date of grant. The executive was granted 43,200 and 14,400 options to purchase Common Stock in 1997 and 1996, respectively. The Company recognized compensation expense of $122,000, $122,000 and $79,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

In connection with a grant of options in June 1996 to purchase 360,000 shares of Common Stock, the Company recognized compensation expense of $345,000 during each of the years ended June 30, 1999, 1998 and 1997. Compensation expense is being recognized over the four-year vesting period and is measured based on the excess of the fair market value of the Company's stock over the grant price of the options.

In connection with the acquisition of Coverdell on April 2, 1998 (see Note 3), the Company substituted 93,000 options to acquire Common Stock for options to acquire Coverdell common stock with the same terms and conditions at an exercise price of $20.81 per share. The fair value of these options, approximately $900,000, has been accounted for as a part of the Coverdell purchase price.

During fiscal 1999, the Compensation Committee of the Company's Board of Directors approved a stock option exchange program. Pursuant to this exchange program, options granted on April 2, 1998 with an exercise price of $30.375 and a vesting period of four years were cancelled in exchange for new options granted on October 28, 1998 with an exercise price of $15.00 and a vesting period of four years. A total of 100,000 shares were exchanged. No compensation expense has been recognized in the financial statements as the exercise price was equal to the market value of the stock at the date of grant, October 28, 1998.

Information with respect to options to purchase shares issued under these plans is as follows:

                                                              1999                        1998                       1997
                                                              ----                        ----                       ----
                                                                       AVERAGE                     AVERAGE                  AVERAGE
                                                                      EXERCISE                     EXERCISE                 EXERCISE
(Shares in thousands)                                 SHARES            PRICE       SHARES          PRICE       SHARES       PRICE
                                                      ------            -----       ------          -----       ------       -----
Outstanding at beginning of year                       1,754         $    8.25      1,649         $    4.78      1,278      $   2.62
Granted at market value                                1,343             17.96        257             21.84        486          9.88
Granted below market value                               -                  -           -                 -         43          2.78
Replaced/Exchanged                                       100             15.00         93             20.81          -             -
Exercised                                               (182)             4.01       (202)             2.30        (93)         1.50
Cancelled                                               (100)            30.38         -                  -          -             -

Forfeited                                                (73)            13.78        (43)            11.45        (65)         3.83
                                                     -------                        -----                        -----
Outstanding at end of year                             2,842         $   12.46      1,754         $    8.25      1,649      $   4.78
                                                     =======                        =====                        =====


                                                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                       ----------------------------------------            --------------------------
                                          SHARES        AVERAGE      AVERAGE                  SHARES       AVERAGE
                                        OUTSTANDING    REMAINING     EXERCISE               OUTSTANDING   EXERCISE
(Shares in thousands)                   AT 6/30/99    LIFE (YEARS)    PRICE                 AT 6/30/99      PRICE
                                        ----------    ------------    -----                 ----------      -----
$1.27 to $1.99                                503          4.1          $2.32                    417        $2.23
$2.00 to $3.99                                333          7.0           4.17                    243         4.17
$4.00 to $7.99                                372          7.2           9.78                    163         9.75
$8.00 to $15.99                               810          9.1          15.00                     10        14.95
$16.00 to $19.99                              500          8.9          17.28                     28        16.00
$20.00 and over                               324         10.6          26.00                     95        20.77
                                       --------------                                      --------------
                                            2,842          7.9         $12.46                    956        $6.38
                                       ==============                                      ==============

Options exercisable as of June 30, 1998 and 1997 were 781,000 and 630,000, respectively.

Employee Stock Purchase Plan

During fiscal 1997, the Company adopted the 1996 Employee Stock Purchase Plan which provides for the issuance of up to 360,000 shares of common stock. The plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of (a) 85% of the closing price of the Common Stock on the day the purchase period commences or (b) 85% of the closing price of the Common Stock on the day the purchase period terminates. During fiscal 1999, 16,087 shares were purchased under the plan. Purchases under the plan during fiscal 1998 were not significant.

Warrants

During fiscal 1999, warrants to acquire 16,344 shares of Common Stock were exercised (9,324 at $0.0014 per share and 7,020 at $3.56 per share). In addition, during fiscal 1999, warrants to acquire 19,757 shares of Common Stock at $3.56 expired. During fiscal 1998, warrants to acquire 57,509 shares of Common Stock were exercised (28,121 at $0.0014 per share and 29,388 at $3.56 per share).

As of June 30, 1999, the Company had outstanding warrants to purchase an aggregate of 165,553 shares of Common Stock with the following per share exercise prices: 131,000 at $2.05 and 34,553 at $0.0014. These warrants expire at various dates between December 1999 and August 2000.

NOTE 9--EMPLOYEE BENEFIT PLAN

Under the Company's 401(k) profit sharing plan, employees of the Company over the age of 18 are eligible to contribute to the plan on the first day of a fiscal quarter following the completion of 60 days of service. Employees may contribute up to 15% of their compensation subject to certain limitations. The Company may elect to make matching contributions or profit sharing contributions to the plan. There were no Company contributions made for the years ended June 30, 1999, 1998 and 1997.

NOTE 10--STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (in thousands):

                                                                                    YEAR ENDED JUNE 30,
                                                                          1999          1998           1997
                                                                          ----          ----           ----
Cash paid during the period for interest                                    $   55    $  114         $  205
Cash paid during the period for income taxes                                $   76    $    -         $   30

Supplemental schedule of noncash investing and financing activities:
  Dividends accumulated on Series E and F preferred stock                         -         -            53
  Accretion of discount on Series E, F and H preferred stock                      -         -           563
  Accretion to redemption value on Series A, B, C and D preferred
     stock                                                                        -         -           364

NOTE 11 -  SUBSEQUENT EVENT

On July 27, 1999, the Company purchased the remaining 81% of CIC Interactive for a cash payment of $15,885,000. CIC is an Internet direct marketing company and online provider of value-added membership programs. The acquisition will be accounted for under the purchase method of accounting during the quarter ended September 30, 1999.

                            MEMBERWORKS INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                               Balance at      Charged to      Charged to
                                              Beginning of     Costs and      Other Accounts     Deductions --     Balance at End
Description                                      Period         Expense       -- Describe          Describe          of Period
-----------                                      ------         -------       --------------       --------          ---------
YEAR ENDED JUNE 30, 1999
Allowance for cancellations                   $   16,362,000   $     -      $   192,019,000 A   $ 183,570,000 B    $  24,811,000
Valuation allowance for deferred tax assets       13,739,000         -              545,000 C               -         14,284,000

YEAR ENDED JUNE 30, 1998
Allowance for cancellations                       11,401,000         -          101,381,000 A      96,420,000 B       16,362,000
Valuation allowance for deferred tax assets       12,977,000         -              762,000 C               -         13,739,000

YEAR ENDED JUNE 30, 1997
Allowance for cancellations                       10,117,000         -           77,853,000 A      76,569,000 B       11,401,000
Valuation allowance for deferred tax assets       11,599,000         -            1,378,000 C               -         12,977,000


(A)  Charged to balance sheet account "Deferred membership fees."

(B)  Charges for refunds upon membership cancellations.

(C) Increase in the valuation allowance for deferred tax assets is due to an increase in deferred tax assets.