Form 10-Q
period 1999-09-30
MEMBERWORKS INC
filed 1999-11-15
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                           Commission File No. 0-21527


                            MEMBERWORKS INCORPORATED
                            ------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          06-1276882
----------------------------                         ------------------------
  (State of Incorporation)                              (I.R.S. Employer
                                                       Identification No.)



9 West Broad Street;

Stamford, Connecticut                                         06902
----------------------------------------                   -----------
(Address of principal executive offices)                    (Zip Code)




                                 (203) 324-7635
                        ---------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ---


The number of shares outstanding of the Registrant's capital stock:
15,471,402 shares of Common Stock, $0.01 par value as of October 29, 1999.
--------------------------------------------------------------------------

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q

         PART I.    FINANCIAL INFORMATION                                                           PAGE
         Item 1.    Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30,
         and June 30, 1999                                                                             3

         Condensed Consolidated Statements of Operations for the three
         months ended September 30, 1999 and 1998                                                      4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended September 30, 1999 and 1998                                                      5

         Notes to Condensed Consolidated Financial Statements                                          6


         Item 2.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                           8

         Certain Factors That May Affect Future Results                                               10

         PART II.   OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                                  11

         Signatures                                                                                   12

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       September 30,      June 30,
                                                                                           1999             1999
                                                                                      ---------------   -------------
                         ASSETS                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                                        $     38,181      $    50,939
     Accounts receivable                                                                    11,479           11,717
     Prepaid membership materials                                                            3,908            4,177
     Prepaid expenses                                                                        2,436            2,313
     Membership solicitation and other deferred costs                                       82,923           78,010
                                                                                      ---------------   -------------
                    Total current assets                                                   138,927          147,156
Fixed assets, net                                                                           21,168           18,858
Intangible and other assets                                                                 62,950           43,813
                                                                                      ---------------   -------------
             Total assets                                                             $    223,045      $   209,827
                                                                                      ===============   =============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                                      $         58      $        72
     Accounts payable                                                                       28,089           29,729
     Accrued liabilities                                                                    47,406           40,702
     Deferred membership fees                                                              115,426          109,031
                                                                                      ---------------   -------------
                    Total current liabilities                                              190,979          179,534
Long-term obligations                                                                            4                6
                                                                                      ---------------   -------------
                    Total liabilities                                                      190,983          179,540
                                                                                      ---------------   -------------

Shareholders' equity:
      Preferred stock, $0.01 par value --
          1,000 shares authorized; no shares issued                                              -                -
      Common stock, $0.01 par value --
          40,000 shares authorized; 15,948 shares issued
          (15,909 shares at June 30, 1999)                                                     159              159
     Capital in excess of par value                                                         77,346           76,999
     Deferred compensation                                                                    (393)            (511)
     Accumulated deficit                                                                   (35,708)         (38,042)
     Accumulated other comprehensive loss                                                       (8)             (14)
     Treasury stock, 518 shares at cost (488 shares at June 30, 1999)                       (9,334)          (8,304)
                                                                                      ---------------   -------------
                     Total shareholders' equity                                             32,062           30,287
                                                                                      ---------------   -------------
                     Total liabilities and shareholders' equity                       $    223,045      $   209,827
                                                                                      ===============   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                                For the three months ended
                                                                                       September 30,
                                                                          --------------------------------------
                                                                                1999                  1998
                                                                          ----------------      ----------------
Revenues                                                                $        71,658       $      44,453

Expenses:
     Operating                                                                   12,996               8,236
     Marketing                                                                   40,660              26,407
     General and administrative                                                  15,915               8,955
     Other income, net principally interest                                        (359)               (434)
                                                                          ----------------      ----------------
Total expenses                                                                   69,212              43,164
                                                                          ----------------      ----------------

Income before equity in loss of affiliate                                         2,446               1,289
Equity in loss of affiliate (Note 5)                                               (112)               (810)
                                                                          ----------------      ----------------

Income before income taxes                                                        2,334                 479
Provision for income taxes                                                          -                     -
                                                                          ----------------      ----------------

Net income before cumulative effect of accounting change                          2,334                 479
Cumulative effect of accounting change                                                -              (3,367)
                                                                          ----------------      ----------------
Net income (loss)                                                       $         2,334       $      (2,888)
                                                                          ================      ================

Basic earnings (loss) per share:
     Income before income taxes and cumulative effect of
         accounting change                                              $          0.15       $        0.03
     Cumulative effect of accounting change                                          -                (0.22)
                                                                          ----------------      ----------------
     Basic earnings (loss) per share                                    $          0.15       $       (0.19)
                                                                          ================      ================

Diluted earnings (loss) per share:
     Income before income taxes and cumulative effect of
         accounting change                                              $          0.13       $        0.03
     Cumulative effect of accounting change                                          -                (0.20)
                                                                          ----------------      ----------------
     Diluted earnings (loss) per share                                  $          0.13       $       (0.17)
                                                                          ================      ================

Weighted average common shares used in earnings (loss) per share calculations:
          Basic                                                                  15,432              15,303
                                                                          ================      ================
          Diluted                                                                17,454              16,801
                                                                          ================      ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                     For the three months ended
                                                                                            September 30,
                                                                                 ------------------------------------
                                                                                       1999               1998
                                                                                 ----------------   -----------------
OPERATING ACTIVITIES
    Net income (loss)                                                          $         2,334     $     (2,888)
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Cumulative effect of accounting change                                               -            3,367
        Equity in loss of affiliate                                                        112              810
        Membership solicitation and other deferred costs                               (43,368)         (28,056)
        Amortization of membership solicitation
           and other deferred costs                                                     38,454           24,003
        Deferred membership fees                                                         3,602            7,713
        Depreciation and amortization                                                    2,435            1,150
        Other                                                                              118              117

    Change in assets and liabilities:
        Accounts receivable                                                                309           (1,992)
        Prepaid membership materials                                                       284             (470)
        Prepaid expenses                                                                   129             (378)
        Other assets                                                                      (379)            (213)
        Accounts payable                                                                (3,094)          (4,649)
        Accrued liabilities                                                              6,032            5,101
                                                                                 ----------------   -----------------
Net cash provided by operating activities                                                6,968            3,615
                                                                                 ----------------   -----------------

INVESTING ACTIVITIES
    Acquisition of fixed assets                                                         (3,244)          (4,096)
    Business combinations, net of cash acquired
       and other investments                                                           (15,790)               -
                                                                                 ----------------   -----------------
Net cash used in investing activities                                                  (19,034)          (4,096)
                                                                                 ----------------   -----------------

FINANCING ACTIVITIES
    Net proceeds from issuance of stock and warrants                                       348              369
    Treasury stock purchases                                                            (1,030)            (818)
    Payments of long-term obligations                                                      (16)            (188)
                                                                                 ----------------   -----------------
Net cash used in financing activities                                                     (698)            (637)
                                                                                 ----------------   -----------------
Effect of exchange rate changes on cash and cash equivalents                                 6                -
                                                                                 ----------------   -----------------
Net decrease in cash and cash equivalents                                              (12,758)          (1,118)
Cash and cash equivalents at beginning of period                                        50,939           35,933
                                                                                 ----------------   -----------------
Cash and cash equivalents at end of period                                     $        38,181     $     34,815
                                                                                 ================   =================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 1999.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share". The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                            Three months ended
                                                                              September 30,
                                                                        -----------------------------
                                                                            1999            1998
                                                                        ------------   --------------
Numerator for basic and diluted earnings (loss) per share:
Net income before income taxes and cumulative effect
 of accounting change                                                 $      2,334    $        479
Cumulative effect of accounting change                                           -          (3,367)
                                                                        ------------   --------------
Net income (loss) available to common shareholders                    $      2,334    $     (2,888)
                                                                        ============   ==============

Denominator for basic earnings (loss) per share:
Weighted average number of common shares outstanding- basic                 15,432          15,303
Effect of dilutive securities:
   Options and warrants                                                      2,022           1,498
                                                                        ------------   --------------
Weighted average number of common shares outstanding- diluted               17,454          16,801
                                                                        ============   ==============

Basic earnings (loss) per share                                       $       0.15    $      (0.19)
                                                                        ============   ==============
Diluted earnings (loss) per share                                     $       0.13    $      (0.17)
                                                                        ============   ==============


NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of September 30, 1999 and June 30, 1999 include an allowance for membership cancellations of $26,716,000 and $24,811,000, respectively.

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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - BUSINESS COMBINATIONS

On July 27, 1999, the Company increased its ownership percentage in ConsumerInfo.Com, Inc. ("CIC"), a California Corporation, from 19% to 100%, for cash consideration of $15,885,000. Prior to that date, the Company had properly accounted for its 19% investment under the cost method of accounting. In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 19% investment in CIC as if it had been accounted for under the equity method of accounting. The effect of the restatement for the first quarter of fiscal 1999 was to decrease net income before the cumulative effect of accounting change by $810,000 or $0.05 per diluted share and increase the opening accumulated deficit by $638,000. For the fiscal years ended June 30, 1999 and 1998, the effect of the restatement was to decrease net income by $1,912,000 or $0.11 per diluted share and $638,000 or $0.04 per diluted share, respectively. The effect of the restatement on the June 30, 1999 balance sheet was to reduce intangible and other assets by $2,550,000.


Pro Forma Results

The following unaudited pro forma results of operations for the three months ended September 30, 1999 and 1998 have been prepared assuming the CIC acquisition had occurred as of July 1, 1999 for the quarter ended September 30, 1999 and as of July 1, 1998 for the quarter ended September 30, 1998. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data).


                                                                                                   FOR THE THREE MONTHS ENDED
                                                                                                   --------------------------
                                                                                                    9/30/99            9/30/98
                                                                                                    -------            -------
Revenues                                                                                     $       72,199     $       45,258
Net income (loss) before cumulative effect of accounting change                                       1,799               (222)
Basic earnings (loss) before cumulative effect of accounting change per share                $         0.12     $        (0.01)
Diluted earnings (loss) before cumulative effect of accounting change per share                        0.10              (0.01)

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Revenues increased 61% to $71.7 million for the quarter ended September 30, 1999 from $44.5 million for the quarter ended September 30, 1998 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately 5.5 million members at September 30, 1999 from 3.9 million members at September 30, 1998. The increase in the Company's membership base was due to increased demand for the Company's existing programs, new programs introduced in fiscal 1999 and members acquired through the Company's business acquisitions. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $27.5 million in 1999 from $18.8 million in 1998. As a percentage of individual membership revenues, these amounts represented 42% in 1999 and 45% in 1998. The decreased ratio was due to the rapid growth in new members added during fiscal 1999.

OPERATING EXPENSES. Operating expenses increased 58% to $13.0 million in 1999 from $8.2 million in 1998 due to the servicing requirements of the larger membership base. As a percentage of revenues, operating expenses decreased to 18.1% in 1999 from 18.5% in 1998.

MARKETING EXPENSES. Marketing expenses increased 54% to $40.7 million in 1999 from $26.4 million in 1998 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses decreased to 56.7% in 1999 from 59.4% in 1998 primarily due to the shift in revenue mix towards more efficient marketing methods.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 78% to $15.9 million in 1999 from $9.0 million in 1998. As a percentage of revenues, general and administrative expenses increased to 22.2% in 1999 from 20.1% in 1998.

General and administrative expenses include goodwill amortization expenses recorded in connection with business combinations. Excluding the effect of amortization expense related to the three acquisitions completed since last year, the expense ratio would have been 20.5%.

Increased legal and other outside professional services expenses were incurred this year in connection with consumer privacy requirements being reviewed by the Company's bank client partners. Expenses also increased in 1999 compared to 1998 due to higher staff related expenses and occupancy costs incurred.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents. Other income of $0.4 million was reported in 1999 and 1998. The Company invests in short-term, investment-grade, interest-bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the three months ended September 30, 1999 and 1998 due to tax losses realized in those periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations increased to $7.0 million for the quarter ended September 30, 1999 compared to $3.6 million in 1998 primarily due to changes in working capital items which increased cash in 1999 by $3.3 million but decreased cash in 1998 by $2.6 million. Operating cash flow before changes in working capital decreased in 1999 versus 1998 primarily due to higher membership solicitation costs which increased 55% to $43.4 million in 1999. Higher costs were incurred while consumer privacy requirements were being reviewed by the Company's bank client partners. Working capital increased in 1999 due to improvements in accounts receivable collections and the timing of accounts payable terms.

Net cash used in investing activities was $19.0 million in 1999 versus $4.1 million in 1998. In July 1999, the Company acquired the remaining 81% in ConsumerInfo.Com for $15.9 million in cash. The Company's capital expenditures were $3.2 million in 1999 and $4.1 million in 1998.

Net cash used in financing activities was $0.7 million in 1999 and $0.6 million in 1998 and was related to treasury shares acquired under the Company's stock repurchase program. The Company purchased 30,000 shares in 1999 and 28,000 shares in 1998.

As of September 30, 1999, the Company has cash and cash equivalents of $38.2 million and virtually no long-term debt. In addition, the Company has a $10 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings under this line of credit during the quarter ended September 30, 1999. The Company believes that existing cash balances together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

YEAR 2000 ISSUES

The Year 2000 presents the risk that information systems will be unable to recognize and process date-sensitive information properly from and after January 1, 2000. The Company has completed an analysis of its software and hardware to determine if its systems are Year 2000 compliant. The Company's project to evaluate, modify and test its systems is substantially complete and involved communication and testing with all of the Company's clients and vendors. This testing has involved processing of customer files by both the Company and its clients and vendors and the results have been positive. Based on the reviews and analysis performed by the Company and an outside consultant, and since a majority of its internal information technology systems have been developed or modified within the last 5 years, the Company believes that the risk of significant noncompliance of its internal information technology systems is minimal.

The cost of the project has not been material to the Company and has been funded through operating cash flows. The Company has expensed all costs associated with this project as incurred.

Although management believes the Company's systems will be Year 2000 compliant, the Company has developed contingency plans to address any possible system failures. Because the Company uses multiple vendors to process its billing transactions, its external risk is mitigated as vendors may be used interchangeably. However, there can be no assurance that these, or other companies on which the Company relies will be timely converted or that any such failure to convert would not have an adverse effect on the Company's systems and operations.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's operations, liquidity or financial condition. However, due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's operations, liquidity or financial conditions.

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

                            MEMBERWORKS INCORPORATED


PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  27 - Financial Data Schedule (included in EDGAR copy only)

         (b)      Reports on Form 8-K
                  On August 11, 1999, the Company filed on Form 8-K under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Exhibits," a press release announcing the purchase of the remaining 81% of ConsumerInfo.Com ("CIC").

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MEMBERWORKS INCORPORATED
                                                     (Registrant)


Date: November 15, 1999                              By:      /s/ Gary A. Johnson
      --------------                                          ---------------------------------
                                                     Gary A. Johnson, President, Chief
                                                     Executive Officer and Director


November 15, 1999                                    By:      /s/ James B. Duffy
-------------------                                           ---------------------------------
                                                     James B. Duffy, Executive Vice President and
                                                     Chief Financial Officer (Principal Financial
                                                     and Accounting Officer)