Form 10-Q
period 1999-12-31
MEMBERWORKS INC
filed 2000-02-10
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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


The number of shares outstanding of the Registrant's capital stock: 14,898,493 shares of Common Stock, $0.01 par value as of February 2, 2000.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


         PART I.    FINANCIAL INFORMATION                                                           PAGE
         Item 1.    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of December 31,
                    and June 30, 1999                                                                  3

                    Condensed Consolidated Statements of Operations for the three and six
                    months ended December 31, 1999 and 1998                                            4

                    Condensed Consolidated Statements of Cash Flows for the six
                    months ended December 31, 1999 and 1998                                            5

                    Notes to Condensed Consolidated Financial Statements                               6


         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                9

                    Certain Factors That May Affect Future Results                                    12

         PART II.   OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders                               13

         Item 6.    Exhibits and Reports on Form 8-K                                                  13

         Signatures                                                                                   14

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                           December 31,       June 30,
                                                                               1999             1999
                                                                           ------------       --------
                         ASSETS                                             (unaudited)
Current assets:
     Cash and cash equivalents                                               $  29,792       $  50,939
     Accounts receivable                                                        15,597          11,717
     Prepaid membership materials                                                4,117           4,177
     Prepaid expenses                                                            4,045           2,313
     Membership solicitation and other deferred costs                           94,629          78,010
                                                                             ---------       ---------
                    Total current assets                                       148,180         147,156
Fixed assets, net                                                               23,592          18,858
Intangible and other assets                                                     62,228          43,813
                                                                             ---------       ---------
             Total assets                                                    $ 234,000       $ 209,827
                                                                             =========       =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations                             $      46       $      72
     Accounts payable                                                           27,384          29,729
     Accrued liabilities                                                        57,218          40,702
     Deferred membership fees                                                  132,561         109,031
                                                                             ---------       ---------
                    Total current liabilities                                  217,209         179,534
Long-term obligations                                                               --               6
                                                                             ---------       ---------
                    Total liabilities                                          217,209         179,540
                                                                             ---------       ---------


Shareholders' equity:
      Preferred stock, $0.01 par value --
          1,000 shares authorized; no shares issued                                 --              --
      Common stock, $0.01 par value --
          40,000 shares authorized; 16,130 shares issued
          (15,909 shares at June 30, 1999)                                         161             159
     Capital in excess of par value                                             77,927          76,999
     Deferred compensation                                                        (277)           (511)
     Accumulated deficit                                                       (32,700)        (38,042)
     Accumulated other comprehensive gain (loss)                                     7             (14)
     Treasury stock, 1,215 shares at cost (488 shares at June 30, 1999)        (28,327)         (8,304)
                                                                             ---------       ---------
                     Total shareholders' equity                                 16,791          30,287
                                                                             ---------       ---------
                     Total liabilities and shareholders' equity              $ 234,000       $ 209,827
                                                                             =========       =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                    Three months ended               Six months ended
                                                                       December 31,                    December 31,
                                                                -------------------------       -------------------------
                                                                  1999            1998            1999            1998
                                                                ---------       ---------       ---------       ---------
Revenues                                                        $  78,908       $  50,128       $ 150,566       $  94,581

Expenses:
     Operating                                                     14,201          10,023          27,197          18,259
     Marketing                                                     45,851          29,314          86,511          55,721
     General and administrative                                    16,148           9,563          32,063          18,518
     Other income, net principally interest                          (300)           (420)           (659)           (854)
                                                                ---------       ---------       ---------       ---------
Total expenses                                                     75,900          48,480         145,112          91,644
                                                                ---------       ---------       ---------       ---------

Income before equity in loss of affiliate                           3,008           1,648           5,454           2,937
Equity in loss of affiliate (Note 5)                                   --            (577)           (112)         (1,387)
                                                                ---------       ---------       ---------       ---------

Income before income taxes                                          3,008           1,071           5,342           1,550
Provision for income taxes                                             --              --              --              --
                                                                ---------       ---------       ---------       ---------

Net income before cumulative effect of accounting change            3,008           1,071           5,342           1,550
Cumulative effect of accounting change                                 --              --              --          (3,367)
                                                                ---------       ---------       ---------       ---------
Net income (loss)                                               $   3,008       $   1,071       $   5,342       $  (1,817)
                                                                =========       =========       =========       =========

Basic earnings (loss) per share:
     Income before cumulative effect of accounting change       $    0.20       $    0.07       $    0.35       $    0.10
     Cumulative effect of accounting change                            --              --              --           (0.22)
                                                                ---------       ---------       ---------       ---------
     Basic earnings (loss) per share                            $    0.20       $    0.07       $    0.35       $   (0.12)
                                                                =========       =========       =========       =========

Diluted earnings (loss) per share:
     Income before cumulative effect of accounting change       $    0.18       $    0.06       $    0.31       $    0.09
     Cumulative effect of accounting change                            --              --              --           (0.20)
                                                                ---------       ---------       ---------       ---------
     Diluted earnings (loss) per share                          $    0.18       $    0.06       $    0.31       $   (0.11)
                                                                =========       =========       =========       =========

Weighted average common shares used in earnings (loss) per
share calculations:
          Basic                                                    15,287          15,357          15,359          15,330
                                                                =========       =========       =========       =========
          Diluted                                                  16,982          16,913          17,132          16,861
                                                                =========       =========       =========       =========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                            Six months ended December 31,
                                                                            -----------------------------
                                                                                1999           1998
                                                                              --------       --------
OPERATING ACTIVITIES
    Net income (loss)                                                         $  5,342       $ (1,817)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Cumulative effect of accounting change                                      --          3,367
        Equity in loss of affiliate                                                112          1,387
        Membership solicitation and other deferred costs                       (98,708)       (62,434)
        Amortization of membership solicitation and other deferred costs        82,377         50,497
        Deferred membership fees                                                20,738         21,695
        Depreciation and amortization                                            5,352          2,459
        Other                                                                      234            234

    Change in assets and liabilities:
        Accounts receivable                                                     (3,810)        (2,794)
        Prepaid membership materials                                                74         (1,090)
        Prepaid expenses                                                        (1,481)          (488)
        Other assets                                                               (84)          (727)
        Accounts payable                                                        (4,859)        (1,182)
        Accrued liabilities                                                     15,845          9,482
                                                                              --------       --------
Net cash provided by operating activities                                       21,132         18,589
                                                                              --------       --------

INVESTING ACTIVITIES
    Acquisition of fixed assets                                                 (7,167)        (6,414)
    Business combinations, net of cash acquired and other investments          (16,010)            --
                                                                              --------       --------
Net cash used in investing activities                                          (23,177)        (6,414)
                                                                              --------       --------

FINANCING ACTIVITIES
    Net proceeds from issuance of stock and warrants                               932            515
    Treasury stock purchases                                                   (20,023)        (1,380)
    Payments of long-term obligations                                              (32)          (310)
                                                                              --------       --------
Net cash used in financing activities                                          (19,123)        (1,175)
                                                                              --------       --------
Effect of exchange rate changes on cash and cash equivalents                        21             --
                                                                              --------       --------
Net (decrease) increase in cash and cash equivalents                           (21,147)        11,000
Cash and cash equivalents at beginning of period                                50,939         35,933
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $ 29,792       $ 46,933
                                                                              ========       ========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 1999.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share". The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       Three months ended           Six months ended
                                                                          December 31,                December 31,
                                                                     ----------------------      ----------------------
                                                                       1999          1998          1999          1998
                                                                     --------      --------      --------      --------
Numerator for basic and diluted earnings (loss) per share:
Net income before cumulative effect of accounting change             $  3,008      $  1,071      $  5,342      $  1,550
Cumulative effect of accounting change                                     --            --            --        (3,367)
                                                                     --------      --------      --------      --------
Net income (loss) available to common shareholders                   $  3,008      $  1,071      $  5,342      $ (1,817)
                                                                     ========      ========      ========      ========

Denominator for basic earnings (loss) per share:
Weighted average number of common shares outstanding -  basic          15,287        15,357        15,359        15,330
Effect of dilutive securities:
   Options and warrants                                                 1,695         1,556         1,773         1,531
                                                                     --------      --------      --------      --------
Weighted average number of common shares outstanding - diluted         16,982        16,913        17,132        16,861
                                                                     ========      ========      ========      ========

Basic earnings (loss) per share                                      $   0.20      $   0.07      $   0.35      $  (0.12)
                                                                     ========      ========      ========      ========
Diluted earnings (loss) per share                                    $   0.18      $   0.06      $   0.31      $  (0.11)
                                                                     ========      ========      ========      ========

NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of December 31, 1999 and June 30, 1999 include an allowance for membership cancellations of $28,627,000 and $24,811,000, respectively.

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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - BUSINESS COMBINATIONS

On July 27, 1999, the Company increased its ownership percentage in ConsumerInfo.Com, Inc. ("CIC"), a California Corporation, from 19% to 100%, for cash consideration of $15,885,000. Prior to that date, the Company had properly accounted for its 19% investment under the cost method of accounting. In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 19% investment in CIC as if it had been accounted for under the equity method of accounting. The effect of the restatement for the three and six months ended December 31, 1998 was to decrease net income before the cumulative effect of accounting change by $577,000 or $0.03 per diluted share, and $1,387,000 or $0.08 per diluted share, respectively, and increase the opening accumulated deficit by $638,000. For the fiscal years ended June 30, 1999 and 1998, the effect of the restatement was to decrease net income by $1,912,000 or $0.11 per diluted share and $638,000 or $0.04 per diluted share, respectively. The effect of the restatement on the June 30, 1999 balance sheet was to reduce intangible and other assets by $2,550,000.

Pro Forma Results

The following unaudited pro forma results of operations for the three and six months ended December 31, 1999 and 1998 have been prepared assuming the CIC acquisition had occurred as of July 1, 1999 for the three and six months ended December 31, 1999 and as of July 1, 1998 for the three and six months ended December 31, 1998. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data).

                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              DECEMBER 31,                      DECEMBER 31,
                                                                           ------------------                 ----------------
                                                                         1999             1998              1999            1998
                                                                         ----             ----              ----            ----
Revenues                                                             $    78,908      $    51,116       $   151,107      $   96,374
Net income (loss) before cumulative effect of accounting change            3,008              (97)            4,807            (319)
Basic earnings (loss) before cumulative effect of accounting
  change per share                                                   $      0.20      $     (0.01)      $      0.31      $    (0.02)
Diluted earnings (loss) before cumulative effect of accounting
  change per share                                                          0.18            (0.01)             0.28           (0.02)

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

The Securities and Exchange Commission staff (the "Staff") issued "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 establishes the Staff's preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges.

Notwithstanding the Staff's preference described above, it is also stated in SAB 101 that the Staff will not object to the recognition of refundable membership fees, net of estimated refunds, as earned revenue over the membership period (the Company's historical method) in limited circumstances where all of certain criteria set forth in SAB 101 have been met.

The Company has decided to voluntarily adopt the full deferral method of accounting for membership fee revenue for all of the Company's membership programs having full refund privileges effective July 1, 2000. Consequently, membership fees having full refund privileges, and the related direct costs associated with acquiring the underlying memberships, will no longer be recognized on a prorata basis over the corresponding membership periods, but instead will be recognized in earnings upon the expiration of membership refund privileges.

The amount of the one-time non cash charge to be recorded as of July
1, 2000 is currently estimated to be $30 to $33 million. The cumulative effect of the change, representing the deferral of previously recognized membership fees net of estimated refunds and associated direct costs, will depend upon the mix of programs and the amounts of deferred revenues and costs associated with full refund memberships at June 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which will be deferred as part of the cumulative effect adjustment at July 1, 2000 will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

If SAB 101 had been adopted effective July 1, 1999, the cumulative effect of the accounting change would have been a one-time non cash charge of $38.4 million. The impact of the change on the three and six month periods ended December 31, 1999 would have been to increase revenues by $13.1 million and $15.4 million, respectively, and increase net income before cumulative effect of the change in accounting by $8.0 million or $0.47 per diluted share, and $10.7 million or $0.63 per diluted share, respectively. The amounts for the three and six month periods include a portion of the membership fees, net of estimated refunds, and associated direct costs previously recognized in fiscal 1999 earnings.

This change in accounting for the recognition of membership fees in income will have no impact on the Company's cash flows or on the value of the underlying memberships.

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


THREE MONTHS ENDED DECEMBER 31, 1999 VS. THREE MONTHS ENDED DECEMBER 31, 1998

REVENUES. Revenues increased 57% to $78.9 million for the quarter ended December 31, 1999 from $50.1 million for the quarter ended December 31, 1998 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately
5.8 million members at December 31, 1999 from 4.4 million members at December 31, 1998. The increase in the Company's membership base was due to increased demand for the Company's existing programs, new programs introduced in fiscal 1999 and members acquired through the Company's business acquisitions. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $29.7 million in 1999 from $22.3 million in 1998. As a percentage of individual membership revenues, these amounts represented 41% in 1999 and 47% in 1998. The decreased ratio was due to the rapid growth in new members added during fiscal 1999.

OPERATING EXPENSES. Operating expenses increased 42% to $14.2 million in 1999 from $10.0 million in 1998 due to the servicing requirements of the larger membership. As a percentage of revenues, operating expenses decreased to 18.0% in 1999 from 20.0% in 1998 due to improved leverage of costs over the larger membership base because the Company's call centers operated at capacity. The Company expects to open a new call center in the March 2000 quarter which will increase the expense ratio.

MARKETING EXPENSES. Marketing expenses increased 56% to $45.9 million in 1999 from $29.3 million in 1998 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses decreased to 58.1% in 1999 from 58.5% in 1998 primarily due to the shift in revenue mix towards more efficient marketing methods.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 69% to $16.1 million in 1999 from $9.6 million in 1998. As a percentage of revenues, general and administrative expenses increased to 20.5% in 1999 from 19.1% in 1998.

General and administrative expenses include goodwill amortization expenses recorded in connection with business combinations. Excluding the effect of amortization expense related to the three acquisitions completed since last year, the expense ratio would have been 19.2% in 1999 versus 19.1% in 1998.

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents. Other income decreased 29% to $0.3 million in 1999 from $0.4 million in 1998 due to the Company's decreased cash position . The Company's cash position decreased to $29.8 million in December 1999 from $46.9 million in December 1998 primarily due to increased spending related to acquisitions and the Company's share repurchase program. The Company invests in short-term, investment-grade, interest-bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the three months ended December 31, 1999 and 1998 due to tax losses realized in those periods.


SIX MONTHS ENDED DECEMBER 31, 1999 VS. SIX MONTHS ENDED DECEMBER 31, 1998

REVENUES. Revenues increased 59% to $150.6 million for the six months ended December 31, 1999 from $94.6 million for the six months ended December 31, 1998 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately 5.8 million members at December 31, 1999 from 4.4 million members at December 31, 1998. The increase in the Company's membership base was due to increased demand for the Company's existing programs, new programs introduced in fiscal 1999 and members acquired through the Company's business acquisitions. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $57.2 million in 1999 from $41.0 million in 1998. As a percentage of individual membership revenues, these amounts represented 41% in 1999 and 46% in 1998. The decreased ratio was due to the rapid growth in new members added during fiscal 1999.

OPERATING EXPENSES. Operating expenses increased 49% to $27.2 million in 1999 from $18.3 million in 1998 due to the servicing requirements of the larger membership base. As a percentage of revenues, operating expenses decreased to 18.1% in 1999 from 19.3% in 1998.

MARKETING EXPENSES. Marketing expenses increased 55% to $86.5 million in 1999 from $55.7 million in 1998 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses decreased to 57.5% in 1999 from 58.9% in 1998 primarily due to the shift in revenue mix towards more efficient marketing methods.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 73% to $32.1 million in 1999 from $18.5 million in 1998. As a percentage of revenues, general and administrative expenses increased to 21.3% in 1999 from 19.6% in 1998.

General and administrative expenses include goodwill amortization expenses recorded in connection with business combinations. Excluding the effect of amortization expense related to the three acquisitions completed since last year, the expense ratio would have been 20.1% in 1999 versus 19.6% in 1998.

Increased legal and other outside professional services expenses were incurred this year in connection with consumer privacy requirements being reviewed by the Company's bank client partners. Expenses also increased in 1999 compared to 1998 due to higher staff related expenses and occupancy costs incurred.

OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents. Other income decreased 23% to $0.7 million in 1999 from $0.9 million in 1998 due to the Company's decreased cash position . The Company's cash position decreased to $29.8 million in December 1999 from $46.9 million in December 1998 primarily due to increased spending related to acquisitions and the Company's share repurchase program. The Company invests in short-term, investment-grade, interest-bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the six months ended December 31, 1999 and 1998 due to tax losses realized in those periods.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations increased to $21.1 million for the six months ended December 31, 1999 compared to $18.6 million in 1998 primarily due to changes in working capital items which increased cash by $5.7 million in 1999 and by $3.2 million in 1998. Operating cash flow before changes in working capital was flat in 1999 versus 1998. Higher marketing and general and administrative costs were incurred while consumer privacy requirements were being reviewed by the Company's bank client partners. Changes in working capital items contributed $5.7 million to operating cash flow in 1999 versus $3.2 million in 1998 due primarily to an increase in accrued liabilities.

Net cash used in investing activities was $23.2 million in 1999 versus $6.4 million in 1998. In July 1999, the Company acquired the remaining 81% of ConsumerInfo.Com for $15.9 million in cash. The Company's capital expenditures increased to $7.2 million in 1999 from $6.4 million in 1998 primarily due to the costs related to opening a new operations facility in Omaha, NE. The Company expects to open an additional call center during the March 2000 quarter which will require continued capital investment.

Net cash used in financing activities was $19.1 million in 1999 and $1.2 million in 1998. The increase was due to treasury shares acquired under the Company's stock repurchase program. On November 17, 1999 the Company's board of directors approved a one million share repurchase program. The Company purchased 727,000 shares during the six months ended December 31, 1999 and 51,000 shares during the six months ended December 31, 1998.

As of December 31, 1999, the Company had cash and cash equivalents of $29.8 million and no debt. In addition, the Company has a $10 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings under this line of credit during the six months ended December 31, 1999. The Company believes that existing cash balances together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For over a year, the Company has disclosed in its public reporting that the Securities and Exchange Commission staff (the "Staff") planned to issue guidance on revenue recognition and that such guidance could have a material impact on the way the Company has historically recognized revenue. The Staff issued "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 establishes the Staff's preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges.

Notwithstanding the Staff's preference described above, it is also stated in SAB 101 that the Staff will not object to the recognition of refundable membership fees, net of estimated refunds, as earned revenue over the membership period (the Company's historical method) in limited circumstances where all of certain criteria set forth in SAB 101 have been met.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nevertheless, in light of the SEC staff's preference expressed in SAB 101, the Company has decided to voluntarily adopt, in fiscal 2001, the full deferral method of accounting for membership fee revenue for all of the Company's membership programs having full refund privileges. Consequently, membership fees having full refund privileges, and the related direct costs associated with acquiring the underlying memberships, will no longer be recognized on a prorata basis over the corresponding membership periods, but instead will be recognized in earnings upon the expiration of membership refund privileges.

As permitted by SAB 101, the Company has elected to adopt this change in accounting effective July 1, 2000. The amount of the one-time non cash charge to be recorded as of July 1, 2000 is currently estimated to be $30 to $33 million. The cumulative effect of the change, representing the deferral of previously recognized membership fees net of estimated refunds, and associated direct costs, will depend upon the mix of programs and the amounts of deferred revenues and costs associated with full refund memberships at June 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which will be deferred as part of the cumulative effect adjustment at July 1, 2000 will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire.

If SAB 101 had been adopted effective July 1, 1999, the cumulative effect of the accounting change would have been a one-time non cash charge of $38.4 million. The impact of the change on the three and six month periods ended December 31, 1999 would have been to increase revenues by $13.1 million and $15.4 million, respectively, and increase net income before cumulative effect of the change in accounting by $8.0 million or $0.47 per diluted share, and $10.7 million or $0.63 per diluted share, respectively. The amounts for the three and six month periods include a portion of the membership fees, net of estimated refunds, and associated direct costs previously recognized in fiscal 1999 earnings.

This change in accounting for the recognition of membership fees in income will have no impact on the Company's cash flows or on the value of the underlying memberships.

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

                           MEMBERWORKS INCORPORATED

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) MemberWorks Incorporated's 1999 Annual Meeting of Stockholders was held on November 17, 1999.

b) At the annual meeting the following Class III Directors were elected to the Board of Directors as follows:

               Gary A. Johnson :   For -        13,796,356
                                   Against -        22,010
                                   Abstain -             0
                                   Nonvotes -    1,608,115

               Dennis P. Walker:   For -        13,796,356
                                   Against -        22,010
                                   Abstain -             0
                                   Nonvotes -    1,608,115

         Class I Directors, Marc S. Tesler and Alec L. Ellison, and Class II Directors, Stephen J. Clearman and Michael R. O'Brien, continue to serve as Directors of the Company.

c) The ratification of PricewaterhouseCoopers LLP as the Company's independent auditors was also approved at the annual meeting as follows:

                                   For -        13,796,641
                                   Against -        19,700
                                   Abstain -         2,025
                                   Nonvotes -    1,608,115


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         27 - Financial Data Schedule (included in Edgar copy only).

b)       Reports on Form 8-K

         On October 12, 1999, the Company filed on Form 8-K/A under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Exhibits," a press release announcing the purchase of the remaining 81% of ConsumerInfo.Com and the financial statements of ConsumerInfo.Com.

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MEMBERWORKS INCORPORATED
                                             (Registrant)


Date: February 10, 2000                 By:  /s/ Gary A. Johnson
                                             -----------------------------------
                                             Gary A. Johnson, President, Chief
                                             Executive Officer and Director


      February 10, 2000                 By:  /s/ James B. Duffy
                                             -----------------------------------
                                             James B. Duffy, Executive Vice
                                             President and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)