Form 10-Q
period 2000-03-31
MEMBERWORKS INC
filed 2000-05-15
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the Registrant's capital stock: 16,225,481 shares of Common Stock, $0.01 par value as of May 3, 2000.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


                                                                                PAGE

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 2000
              and June 30, 1999                                                  2

              Condensed Consolidated Statements of Operations for the three
              and nine months ended March 31, 2000 and 1999                      3

              Condensed Consolidated Statements of Cash Flows for the nine
              months ended March 31, 2000 and 1999                               4

              Notes to Condensed Consolidated Financial Statements               5


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                8

              Certain Factors That May Affect Future Results                    11

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                 12

Item 6.       Exhibits and Reports on Form 8-K                                  12

Signatures                                                                      13

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                               March 31,      June 30,
                                                                 2000            1999
                                                              ---------       ---------
                                                              (unaudited)
                    ASSETS
Current assets:
     Cash and cash equivalents                                $  22,199       $  50,939
     Marketable securities                                       20,767            --
     Accounts receivable                                         16,522          11,717
     Prepaid membership materials                                 4,598           4,177
     Prepaid expenses                                             5,202           2,313
     Membership solicitation and other deferred costs           112,573          78,010
                                                              ---------       ---------
          Total current assets                                  181,861         147,156
Fixed assets, net                                                26,905          18,858
Intangible and other assets                                      80,762          43,813
                                                              ---------       ---------
          Total assets                                        $ 289,528       $ 209,827
                                                              =========       =========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term obligations              $      30       $      72
     Accounts payable                                            33,934          29,729
     Accrued liabilities                                         59,976          40,702
     Due to related parties                                       1,791            --
     Deferred membership fees                                   148,662         109,031
                                                              ---------       ---------
          Total current liabilities                             244,393         179,534
Long-term obligations                                              --                 6
                                                              ---------       ---------
          Total liabilities                                     244,393         179,540
                                                              ---------       ---------
Minority interest                                                10,962            --

Shareholders' equity:
      Preferred stock, $0.01 par value --
          1,000 shares authorized; no shares issued                --              --
      Common stock, $0.01 par value --
          40,000 shares authorized; 16,398 shares issued
          (15,909 shares at June 30, 1999)                          164             159
     Capital in excess of par value                              86,063          76,999
     Deferred compensation                                         (160)           (511)
     Accumulated deficit                                        (13,871)        (38,042)
     Accumulated other comprehensive gain (loss)                      6             (14)
     Treasury stock, 1,412 shares at cost
        (488 shares at June 30, 1999)                           (38,029)         (8,304)
                                                              ---------       ---------
          Total shareholders' equity                             34,173          30,287
                                                              ---------       ---------
          Total liabilities and shareholders' equity          $ 289,528       $ 209,827
                                                              =========       =========




                       The accompanying notes are an integral part of these
                           consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                  Three months ended             Nine months ended
                                                                       March 31,                      March 31,
                                                                       ---------                      ---------
                                                                 2000            1999            2000            1999
                                                              ---------       ---------       ---------       ---------
Revenues                                                      $  85,129       $  56,436       $ 235,695       $ 151,017

Expenses:
     Operating                                                   16,069          11,525          43,266          29,784
     Marketing                                                   50,279          33,154         136,790          88,875
     General and administrative                                  16,858           9,655          46,291          27,143
     Amortization of goodwill and other intangibles               1,693             513           4,323           1,543
     Gain on sale of investment (Note 7)                        (47,475)           --           (47,475)           --
     Realized loss on investment (Note 7)                        29,414            --            29,414            --
     Other income, net                                             (206)           (591)           (865)         (1,445)
                                                              ---------       ---------       ---------       ---------
Total expenses                                                   66,632          54,256         211,744         145,900
                                                              ---------       ---------       ---------       ---------
Income before equity in affiliate and minority interest          18,497           2,180          23,951           5,117
Equity in income (loss) of affiliate (Note 5)                       130            (512)             18          (1,899)
Minority interest (Note 6)                                          403            --               403            --
                                                              ---------       ---------       ---------       ---------
Income before income taxes                                       19,030           1,668          24,372           3,218
Provision for income taxes                                         (201)           --              (201)           --
                                                              ---------       ---------       ---------       ---------
Net income before cumulative effect of accounting change         18,829           1,668          24,171           3,218
Cumulative effect of accounting change (Note 4)                    --              --              --            (3,367)
                                                              ---------       ---------       ---------       ---------
Net income (loss)                                             $  18,829       $   1,668       $  24,171       $    (149)
                                                              =========       =========       =========       =========
Basic earnings (loss) per share:
    Income before cumulative effect of accounting change      $    1.26       $    0.11       $    1.59       $    0.21
    Cumulative effect of accounting change                         --              --              --             (0.22)
                                                              ---------       ---------       ---------       ---------
    Basic earnings (loss) per share                           $    1.26       $    0.11       $    1.59       $   (0.01)
                                                              =========       =========       =========       =========
Diluted earnings (loss) per share:
    Income before cumulative effect of accounting change      $    1.10       $    0.10       $    1.41       $    0.19
    Cumulative effect of accounting change                         --              --              --             (0.20)
                                                              ---------       ---------       ---------       ---------
    Diluted earnings (loss) per share                         $    1.10       $    0.10       $    1.41       $   (0.01)
                                                              =========       =========       =========       =========
Weighted average common shares used in earnings (loss)
    per share calculations:
          Basic                                                  14,976          15,369          15,235          15,343
                                                              =========       =========       =========       =========
          Diluted                                                17,173          17,299          17,149          17,007
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

                                   MEMBERWORKS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (In thousands)


                                                                  Nine months ended March 31,
                                                                  -------------------------
                                                                     2000            1999
                                                                  ---------       ---------
OPERATING ACTIVITIES
   Net income (loss)                                              $  24,171       $    (149)
   Adjustments to reconcile net income (loss) to net cash
    provided by Operating activities:
       Cumulative effect of accounting change                          --             3,367
       Equity in (income) loss of affiliate                             (18)          1,899
       Minority interest                                               (403)           --
       Membership solicitation and other deferred costs            (164,143)       (106,325)
       Amortization of membership solicitation and other
          deferred costs                                            129,868          81,070
       Deferred membership fees                                      36,721          42,515
       Depreciation and amortization                                  8,705           3,824
       Net gain on investment                                       (18,061)           --
       Other                                                            353             351

   Change in assets and liabilities:
       Accounts receivable                                           (4,354)         (2,158)
       Prepaid membership materials                                    (406)         (1,161)
       Prepaid expenses                                              (2,618)         (1,584)
       Other assets                                                    (939)           (581)
       Accounts payable                                               1,365            (277)
       Accrued liabilities                                           18,283          13,043
                                                                  ---------       ---------
Net cash provided by operating activities                            28,524          33,834
                                                                  ---------       ---------
INVESTING ACTIVITIES
   Acquisition of fixed assets                                      (11,863)         (8,567)
   Business combinations, net of cash acquired and other
      investments                                                   (18,714)           (895)
                                                                  ---------       ---------
Net cash used in investing activities                               (30,577)         (9,462)
                                                                  ---------       ---------
FINANCING ACTIVITIES
   Net proceeds from issuance of stock and warrants                   3,066             939
   Treasury stock purchases                                         (29,725)         (2,438)
   Payments of long-term obligations                                    (48)           (354)
                                                                  ---------       ---------
Net cash used in financing activities                               (26,707)         (1,853)
                                                                  ---------       ---------
Effect of exchange rate changes on cash and cash equivalents             20            --
                                                                  ---------       ---------
Net (decrease) increase in cash and cash equivalents                (28,740)         22,519
Cash and cash equivalents at beginning of period                     50,939          35,933
                                                                  ---------       ---------
Cash and cash equivalents at end of period                        $  22,199       $  58,452
                                                                  =========       =========





                       The accompanying notes are an integral part of these
                           consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 1999.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share". The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                  Three months ended          Nine months ended
                                                                         March 31,                March 31,
                                                                ----------------------      ----------------------
                                                                  2000          1999          2000          1999
                                                                --------      --------      --------      --------
Numerator for basic and diluted earnings (loss) per share:
Net income before cumulative effect of accounting change        $ 18,829      $  1,668      $ 24,171      $  3,218
Cumulative effect of accounting change                              --            --            --          (3,367)
                                                                --------      --------      --------      --------
Net income (loss) available to common shareholders              $ 18,829      $  1,668      $ 24,171      $   (149)
                                                                ========      ========      ========      ========
Denominator for basic earnings (loss) per share:
Weighted average number of common shares outstanding -
   basic                                                          14,976        15,369        15,235        15,343
Effect of dilutive securities:
   Options and warrants                                            2,197         1,930         1,914         1,664
                                                                --------      --------      --------      --------
Weighted average number of common shares outstanding -
   diluted                                                        17,173        17,299        17,149        17,007
                                                                ========      ========      ========      ========
Basic earnings (loss) per share                                 $   1.26      $   0.11      $   1.59      $  (0.01)
                                                                ========      ========      ========      ========
Diluted earnings (loss) per share                               $   1.10      $   0.10      $   1.41      $  (0.01)
                                                                ========      ========      ========      ========



NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of March 31, 2000 and June 30, 1999 include an allowance for membership cancellations of $29,845,000 and $24,811,000, respectively.

NOTE 4 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective July 1, 1998, the Company changed its method of accounting for printing and mailing membership materials. Historically, the Company had accounted for the costs of printing and mailing of membership materials by amortizing these costs ratably over the membership period as revenue was recognized. Effective July 1, 1998, the Company started expensing these costs upon the mailing of membership materials. The cumulative effect of this change in accounting principle as of July 1, 1998 of $3.4 million was recorded in the fiscal quarter ended September 30, 1998 as a reduction of membership solicitation and other deferred costs and net income.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - BUSINESS COMBINATIONS

On February 23, 2000, ConsumerInfo.com ("CIC"), a wholly-owned subsidiary of MemberWorks, merged with eNeighborhoods, a leading provider of home resale and neighborhood data on the Internet. The new entity was renamed iPlace, Inc. MemberWorks is the majority shareholder with an approximate 65% ownership share. The former eNeighborhoods' shareholders hold the remaining 35% ownership share. The value of iPlace stock issued to eNeighborhoods shareholders is $17,350,000. The transaction was accounted for as a purchase of eNeighborhoods by CIC with the purchase price allocated to the assets acquired and liabilities assumed based upon a preliminary valuation at the date of acquisition. The results of eNeighborhoods' operations are included in the consolidated financial statements from the date of acquisition.

On July 27, 1999, the Company increased its ownership percentage in CIC, a California Corporation, from 19% to 100%, for cash consideration of $15,885,000. Prior to that date, the Company had properly accounted for its 19% investment under the cost method of accounting. In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 19% investment in CIC as if it had been accounted for under the equity method of accounting. The effect of the restatement for the three and nine months ended March 31, 1999 was to decrease net income before the cumulative effect of accounting change by $512,000 or $0.03 per diluted share, and $1,899,000 or $0.11 per diluted share, respectively, and increase the opening accumulated deficit by $638,000. For the fiscal years ended June 30, 1999 and 1998, the effect of the restatement was to decrease net income by $1,912,000 or $0.11 per diluted share and $638,000 or $0.04 per diluted share, respectively. The effect of the restatement on the June 30, 1999 balance sheet was to reduce intangible and other assets by $2,550,000.

Pro Forma Results

The following unaudited pro forma results of operations for the three and nine months ended March 31, 2000 and 1999 have been prepared assuming the CIC acquisition had occurred as of July 1, 1999 for the three and nine months ended March 31, 2000 and as of July 1, 1998 for the three and nine months ended March 31, 1999. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data).


                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     MARCH 31,                         MARCH 31,
                                                                --------------------            ---------------------
                                                                2000            1999            2000             1999
                                                                ----            ----            ----             ----
Revenues                                                 $    85,129     $    57,744     $   236,236      $   154,118

Net income (loss) before cumulative effect of
  accounting change                                           18,829             715          23,636              396

Basic earnings (loss) before cumulative effect of
  accounting change per share                            $      1.26     $      0.05     $      1.55      $      0.03

Diluted earnings (loss) before cumulative effect of
  accounting change per share                                   1.10            0.04            1.38             0.02


NOTE 6 - MINORITY INTEREST

As discussed in Note 5, iPlace, Inc. was formed on February 23, 2000 through the merger of CIC, a wholly-owned subsidiary of MemberWorks, and eNeighborhoods. Minority interest represents 35% of iPlace's losses for the period from February 23, 2000 to March 31, 2000.

NOTE 7 - GAIN ON SALE OF INVESTMENT

In February 2000, the Company sold its equity interest in AwardTrack, Inc. in exchange for stock in 24/7 Media. In connection with this sale, the Company recognized a gain of $47.5 million. Subsequently, the investment in 24/7 declined in value and management determined that the decline was other than temporary. As a result, the Company's net gain on the sale of 24/7 was offset by a write down of its investment in 24/7 of $29.4 million.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

The amount of the one-time non cash charge to be recorded as of July 1, 2000 is currently estimated to be $27 to $30 million. The decrease in the Company's estimate at March 31, 2000 from the estimate at December 31, 1999 is due to a change in the mix of business from full money back to prorata refund memberships. The cumulative effect of the change at July 1, 2000, representing the deferral of previously recognized membership fees net of estimated refunds and associated direct costs, will depend upon the mix of programs and the amounts of deferred revenues and costs associated with full refund memberships at July 1, 2000. The membership fees, net of estimated refunds and associated direct costs, which will be deferred as part of the cumulative effect adjustment at July 1, 2000 will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire.

If SAB 101 had been adopted effective July 1, 1999, the cumulative effect of the accounting change would have been a one-time non cash charge of $38.4 million. The impact of the change on the three and nine month periods ended March 31, 2000 would have been to increase revenues by $10.3 million and $26.7 million, respectively, and increase net income before cumulative effect of the change in accounting by $6.2 million or $0.36 per diluted share, and $16.5 million or $0.96 per diluted share, respectively. The amounts for the three and nine month periods include a portion of the membership fees, net of estimated refunds, and associated direct costs previously recognized in fiscal 1999 earnings.

This change in accounting for the recognition of membership fees in income will have no impact on the Company's cash flows or on the value of the underlying memberships.

NOTE 9 - SUBSEQUENT EVENT

On April 30, 2000, iPlace, Inc., a majority-owned subsidiary of MemberWorks, acquired all of the issued and outstanding common stock of Qspace, Inc. in exchange for iPlace stock valued at approximately $12.6 million. Qspace is a leading online provider of credit and personal finance information. The acquisition will be accounted for under the purchase method of accounting during the quarter ended June 30, 2000.

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


THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS ENDED MARCH 31, 1999

REVENUES. Revenues increased 51% to $85.1 million for the quarter ended March 31, 2000 from $56.4 million for the quarter ended March 31, 1999 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately
6.2 million members at March 31, 2000 from 5.0 million members at March 31, 1999. The increase in the Company's membership base was due to increased demand for the Company's existing programs, new programs introduced in fiscal 1999 and members acquired through the Company's business acquisitions. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $32.9 million in 2000 from $23.5 million in 1999. As a percentage of individual membership revenues, these amounts represented 42% in 2000 and 43% in 1999. The decreased ratio was due to the rapid growth in new members added.

OPERATING EXPENSES. Operating expenses increased 39% to $16.1 million in 2000 from $11.5 million in 1999 due to the servicing requirements of the larger membership base. As a percentage of revenues, operating expenses decreased to 18.9% in 2000 from 20.4% in 1999 due to improved leverage of costs over the larger membership base because the Company's call centers operated at capacity.

MARKETING EXPENSES. Marketing expenses increased 52% to $50.3 million in 2000 from $33.2 million in 1999 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses increased to 59.1% in 2000 from 58.7% in 1999 primarily due to increased costs incurred during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 75% to $16.9 million in 2000 from $9.7 million in 1999. As a percentage of revenues, general and administrative expenses increased to 19.8% in 2000 from 17.1% in 1999. Increased legal and other outside professional services expenses were incurred this year in connection with consumer privacy requirements being reviewed by the Company's bank client partners. Expenses also increased in 2000 compared to 1999 due to higher staff related expenses and occupancy costs incurred. In addition, expenses increased as a percentage of revenues due to the Company's efforts to expand its online marketing of membership programs.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization increased to $1.7 million in 2000 from $0.5 million in 1999 due to the acquisition of four additional businesses since March 31, 1999.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GAIN ON SALE OF INVESMENT, NET. In February 2000, the Company sold its equity interest in AwardTrack, Inc. in exchange for stock in 24/7 Media. In connection with this sale, the Company recognized a gain of $47.5 million. Subsequently, the investment in 24/7 declined in value during the quarter ended March 31, 2000 and management determined that the decline was other than temporary. As a result, the Company's net gain on the sale was offset by a write down of its investment in 24/7 of $29.4 million.

OTHER INCOME, NET. Other income decreased to $0.2 million in 2000 from $0.6 million in 1999 due to a decrease in the Company's cash position. The Company's cash position decreased to $22.2 million in March 2000 from $58.5 million in March 1999 primarily due to increased spending related to acquisitions and the Company's share repurchase program. The Company invests in short-term, investment-grade, interest-bearing securities. The amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

PROVISION FOR INCOME TAXES. The Company's tax provision was offset by a release of its valuation reserve after utilizing net operating loss carryforwards during the period to eliminate current taxable income. However, this resulted in a provision for alternative minimum taxes of $0.2 million for the three months ended March 31, 2000. The Company was not required to record a provision for income taxes for the three months ended March 31, 1999 due to tax losses realized.

NINE MONTHS ENDED MARCH 31, 2000 VS. NINE MONTHS ENDED MARCH 31, 1999

REVENUES. Revenues increased 56% to $235.7 million for the nine months ended March 31, 2000 from $151.0 million for the nine months ended March 31, 1999 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to approximately
6.2 million members at March 31, 2000 from 5.0 million members at March 31, 1999. The increase in the Company's membership base was due to increased demand for the Company's existing programs, new programs introduced in fiscal 1999 and members acquired through the Company's business acquisitions. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $90.1 million in 2000 from $64.6 million in 1999. As a percentage of individual membership revenues, these amounts represented 41% in 2000 and 45% in 1999. The decreased ratio was due to the rapid growth in new members added during fiscal 2000.

OPERATING EXPENSES. Operating expenses increased 45% to $43.3 million in 2000 from $29.8 million in 1999 due to the servicing requirements of the larger membership base. As a percentage of revenues, operating expenses decreased to 18.4% in 2000 from 19.7% in 1999.

MARKETING EXPENSES. Marketing expenses increased 54% to $136.8 million in 2000 from $88.9 million in 1999 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses decreased to 58.0% in 2000 from 58.9% in 1999 primarily due to the shift in revenue mix towards more efficient marketing methods.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 71% to $46.3 million in 2000 from $27.1 million in 1999. As a percentage of revenues, general and administrative expenses increased to 19.6% in 2000 from 18.0% in 1999. Increased legal and other outside professional services expenses were incurred this year in connection with consumer privacy requirements being reviewed by the Company's bank client partners. Expenses also increased in 2000 compared to 1999 due to higher staff related expenses and occupancy costs incurred. In addition, expenses increased as a percentage of revenues due to the Company's efforts to expand its online marketing of membership programs.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization increased to $4.3 million in 2000 from $1.5 million in 1999 due to the acquisition of four additional businesses since March 31, 1999.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


GAIN ON SALE OF INVESMENT, NET. In February 2000, the Company sold its equity interest in AwardTrack, Inc. in exchange for stock in 24/7 Media. In connection with this sale, the Company recognized a gain of $47.5 million. Subsequently, the investment in 24/7 declined in value during the quarter ended March 31, 2000 and management determined that the decline was other than temporary. As a result, the Company's net gain on the sale was offset by a write down of its investment in 24/7 of $29.4 million.

OTHER INCOME, NET. Other income increased to $0.9 million in 2000 from $1.4 million in 1999 due to a decrease in the Company's cash position. The Company's cash position decreased to $22.2 million in March 2000 from $58.5 million in March 1999 primarily due to increased spending related to acquisitions and the Company's share repurchase program. The Company invests in short-term, investment-grade, interest-bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

PROVISION FOR INCOME TAXES. The Company's tax provision was offset by a release of its valuation reserve after utilizing net operating loss carryforwards during the period to eliminate current taxable income. However, this resulted in a provision for alternative minimum taxes of $0.2 million for the nine months ended March 31, 2000. The Company was not required to record a provision for income taxes for the nine months ended March 31, 1999 due to tax losses realized.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations decreased to $28.5 million for the nine months ended March 31, 2000 compared to $33.8 million in 1999 primarily due to higher membership solicitation costs which increased 54% to $164.1 million in 2000 from $106.3 million in 1999. Higher marketing and general and administrative costs were incurred while consumer privacy requirements were being reviewed by the Company's bank client partners. Changes in working capital items contributed $11.3 million to operating cash flow in 2000 versus $7.3 million in 1999 due primarily to an increase in accrued liabilities.

Net cash used in investing activities was $30.6 million in 2000 versus $9.5 million in 1999. In July 1999, the Company acquired the remaining 81% of ConsumerInfo.Com for $15.9 million in cash. The Company's capital expenditures increased to $11.9 million in 2000 from $8.7 million in 1999 primarily due to the costs related to opening a new operations facility in Omaha, NE and a new call center in Canada which the Company expects to open during the June 2000 quarter.

Net cash used in financing activities was $26.7 million in 2000 and $1.9 million in 1999. The increase was due to treasury shares acquired under the Company's stock repurchase program. On November 17, 1999, the Company's board of directors approved a one million share repurchase program. On April 20, 2000, the Company's board of directors approved an additional one million share repurchase program. The Company purchased 924,000 shares during the nine months ended March 31, 2000 and 81,000 shares during the nine months ended March 31, 1999.

As of March 31, 2000, the Company had cash and cash equivalents of $22.2 million. In addition, the Company has a $20 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.25% per annum. There were no borrowings under this line of credit during the nine months ended March 31, 2000. The Company believes that existing cash balances together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

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

As permitted by SAB 101, the Company has elected to adopt this change in accounting effective July 1, 2000. The amount of the one-time non cash charge to be recorded as of July 1, 2000 is currently estimated to be $27 to $30 million. The decrease in the Company's estimate at March 31, 2000 from the estimate at December 31, 1999 is due to a change in the mix of business from full money back to prorata refund memberships. The cumulative effect of the change at July 1, 2000, representing the deferral of previously recognized membership fees net of estimated refunds and associated direct costs, will depend upon the mix of programs and the amounts of deferred revenues and costs associated with full refund memberships at July 1, 2000. The membership fees, net of estimated refunds and associated direct costs, which will be deferred as part of the cumulative effect adjustment at July 1, 2000 will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire.

If SAB 101 had been adopted effective July 1, 1999, the cumulative effect of the accounting change would have been a one-time non cash charge of $38.4 million. The impact of the change on the three and nine month periods ended March 31, 2000 would have been to increase revenues by $10.3 million and $26.7 million, respectively, and increase net income before cumulative effect of the change in accounting by $6.2 million or $0.36 per diluted share and $16.5 million or $0.96 per diluted share, respectively. The amounts for the three and nine month periods include a portion of the membership fees, net of estimated refunds, and associated direct costs previously recognized in fiscal 1999 earnings.

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

                                   MEMBERWORKS INCORPORATED

                                  PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On April 18, 2000, the Company announced that it had reached a settlement with the Minnesota Attorney General's office, stemming from a complaint filed in the State of Minnesota in June 1999 and subsequently amended in April 2000. In connection with the settlement, the Company agreed to pay the State of Minnesota $75,000 and to make certain modifications to its marketing and collateral materials. The settlement did not have a material effect on the Company's results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits
   27 - Financial Data Schedule (included in Edgar copy only).

b) Reports on Form 8-K
   None

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEMBERWORKS INCORPORATED
                                        (Registrant)


Date: May 15, 2000                  By: /s/ Gary A. Johnson
                                        -----------------------------
                                        Gary A. Johnson, President, Chief
                                        Executive Officer and Director


      May 15, 2000                  By: /s/ James B. Duffy
                                        -----------------------------
                                        James B. Duffy, Executive Vice President and
                                        Chief Financial Officer (Principal Financial
                                        and Accounting Officer)