Form 10-K
period 2000-06-30
MEMBERWORKS INC
filed 2000-08-30
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 2, 2000 was $304,086,458. The aggregate market value was computed by reference to the closing price of the Registrant's Common Stock as of that date. (For purposes of calculating this amount only, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the Registrant's Common Stock are considered to be affiliates.) The number of shares of Common Stock outstanding as of August 2, 2000 was 14,796,458.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders of MemberWorks Incorporated are incorporated by reference in Part III of this report.

                                      INDEX

                                                                                    Page
                                                                                    ----
Part I   Item 1. Business                                                              1

         Item 2. Properties                                                            7

         Item 3. Legal Proceedings                                                     7

         Item 4. Submission of Matters to a Vote of Security Holders                   7

         Executive Officers of the Registrant                                          8

Part II  Item 5. Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                           9

         Item 6. Selected Financial Data                                              10

         Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                    11

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk          15

         Item 8. Financial Statements and Supplementary Data                          15

         Item 9. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                     15

Part III Item 10. Directors and Executive Officers of the Registrant                  16

         Item 11. Executive Compensation                                              16

         Item 12. Security Ownership of Certain Beneficial Owners and Management      16

         Item 13. Certain Relationships and Related Transactions                      16

Part IV  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     16

Signatures                                                                            17

Exhibit listing                                                                       18

                                     PART I

Item 1.  Business

BACKGROUND

MemberWorks Incorporated ("MemberWorks" or the "Company"), a Delaware Corporation organized in 1996 and doing business as CardMember Publishing Corporation since 1989, designs and manages innovative membership programs providing substantial benefits to member consumers, those organizations offering the programs and vendors whose products and services are offered through the programs. MemberWorks believes, based on its senior management's extensive knowledge of the industry and its relationships with leading consumer - driven organizations such as banks, retailers, major oil companies, mortgage companies, direct response television companies, catalog companies and e-commerce companies, that it is a leading designer and provider of innovative membership service programs. The Company addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering these programs. In return for providing the Company with customer lists, the Company's clients receive royalty payments. Clients also benefit because the programs are designed and managed to strengthen the relationship between clients and their customers. MemberWorks offers its programs to increasingly sophisticated consumers seeking economy, efficiency and convenience in their purchase of products and services. Members save time by purchasing goods and services and obtaining useful information over the telephone or the Internet. Members also benefit because the vendors agree to allow discounts on products and services not generally available to non-members. For participating vendors, the programs provide the opportunity to reach a large number of demographically attractive members at minimal incremental marketing cost. The Company's programs are primarily marketed to customers through arrangements with its client organizations including banks, retailers, major oil companies, mortgage companies, direct response television companies, catalog companies and e-commerce companies.

Businesses that sell services and products to consumers have substantially increased the use of direct marketing techniques to reach their customers. According to the Direct Marketing Association, the estimated total consumer sales as a result of direct marketing in the United States were approximately $843 billion in 1999, an 11% increase over the prior year. The Company believes that membership service programs are one of the fastest growing areas of direct marketing. Membership service programs, if designed, marketed and managed effectively, can be of substantial value to the consumers who become members of such programs, the businesses that market to consumers and the client organizations that offer the programs to their customers.

Historically, a substantial number of the businesses that utilize membership service programs have been issuers of credit cards. More recently, however, other businesses, including retailers, catalog companies, e-commerce companies, banks, insurance companies and direct response television companies have also begun to offer service programs. In many cases, these businesses lack the core competency to successfully design, market and manage membership programs. As a result, these businesses seek to outsource to companies that are able to apply advanced database systems to capture, process and store consumer and market information, are able to use their experience to provide effective programs and are able to realize economies of scale. In addition, businesses seeking to implement membership service programs demand that the provider of those programs has the expertise to continue to introduce innovative new programs and that the provider has resources such as extensive vendor networks and experienced management teams in order to market programs quickly and successfully.


DESCRIPTION OF BUSINESS

The Company's membership service programs, which combined had approximately 6.9 million members as of June 30, 2000, offer unique and valuable services, information and savings opportunities. The service programs are marketed under the name of the program on behalf of the client and are designed and developed to capitalize on the client's existing relationship with its customers or other constituents. In general, membership fees, which may be payable monthly or annually, averaged approximately $72 per year during fiscal 2000.

The Company combines marketing innovation, entrepreneurial energy and consumer insight to create highly flexible membership programs. These programs create new revenue streams and increase customer loyalty for clients by creating alliances with highly valued partners. The Company's money-saving programs fall into the following four key categories:

   Lifestyle
   MemberWorks' unique Lifestyle membership programs offer members opportunities to receive exclusive savings on fashion; fitness; grooming; entertainment activities such as amusement parks, restaurants and movie theaters; leisure time merchandise, apparel and services; gardening; home improvements; decorating; crafts; cooking; travel; eyewear; prescriptions; cars and financial services.

   Lifestyle membership programs also offer members services such as a discount shopping service that provides the guaranteed lowest prices on the highest quality brand name electronics, appliances and furniture and a wide range of home and garden ideas and information.

   Information
   MemberWorks' Information membership programs offer services such as technological assistance related to the latest products in consumer electronics, personal computers and home entertainment; 24 hour protection services; personal information monitoring services; personal businesses consulting services; personal finance, tax, insurance and retirement planning services; credit card registration services such as one-call urgent stop notices, fraud reimbursement and emergency cash services and access to home sales values and neighborhood statistics.

   Information membership programs also offer savings on everyday household expenses including utilities, long distance telephone service, home repair, consumer electronics and home entertainment.

   Health and insurance
   MemberWorks' Health membership programs offer savings on prescription drugs; medical, elder, dental and vision care; eyeglasses and contact lenses; chiropractic services and hearing aids and exams.

   MemberWorks' Insurance membership programs offer competitively-priced insurance products such as accidental death insurance, accidental disability, term life insurance, short-term medical insurance and student medical insurance. Insurance membership programs also offer access to a comparison service which compares term life products from more than 10 highly-rated insurance carriers.

   International
   MemberWorks tailors its innovative consumer programs to meet the unique needs and interest of its international consumers. Each of the Company's international programs feature alliances with popular, high-caliber partners that deliver superior service and savings to its members. MemberWorks' International membership programs combine many of the benefits offered in the Lifestyle, Information and Health and Insurance programs to form membership programs that meet the specific needs of its international consumers.

In general, members subscribe for renewable one-year memberships in the Company's programs. When consumers agree to enroll in a program, they generally receive a trial membership. During this time, the member may use the program's services without obligation, as outlined in the marketing solicitation, as well as membership brochure received by mail along with a membership card and membership identification number. The brochure outlines in detail the benefits offered and contains toll-free numbers which may be called to access membership benefits and information. In the event that a consumer elects not to participate in the service, he or she can call a toll-free number during the trial period to cancel the service without charge. Trial memberships are generally for a period of 30 days and there are no conditions with respect to the ability of the consumer to terminate a trial membership. The Company does not record any revenue with respect to trial memberships.

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

The Company offers its service programs to consumers through clients, such as credit card issuers, who have an existing relationship with those consumers. The client provides lists of consumers which the Company inputs into its database management system to model, analyze and identify likely members. MemberWorks only collects and maintains customer data, such as a customer's name, address and billing information, that is required to administer its business activities. The Company pays the client an annual royalty for initial and renewal membership fees received from consumers provided to the Company by the client. The royalties paid to clients by the Company average approximately 20% of initial and renewal membership fees.

The Company also offers its service programs through clients who have inbound call centers. This type of marketing method, which the Company refers to as MemberLink(SM), essentially turns the client call center into a profit center. Under these arrangements, inbound callers to a client meeting certain criteria, are offered the Company's membership service programs by the client's service representative or by a MemberWorks membership service representative through a call transfer. In 2000, revenues from MemberLink(SM) programs more than tripled from prior year and represented approximately 28% of the Company's revenues. The Company pays the client either an annual royalty for initial and renewal membership fees or a fee per marketing pitch or per net sale. Generally, MemberLink(SM) arrangements serve as a more efficient and cost effective way to acquire members than the Company's traditional marketing model.

The Company has developed a consultative product development process by coordinating the efforts of its sales and marketing group with those of its client management group in order to anticipate clients' needs for new product offerings. The Company's senior management works with both of these groups to develop and refine new program concepts and then to introduce the new programs. An important factor in the Company's ability to develop innovative programs is its emphasis on telemarketing, which allows it to obtain and analyze market trend information quickly. The Company believes this method of product development has allowed it to respond quickly and effectively to market demand for new programs.

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

In addition to marketing its programs directly to consumers either through lists provided by credit card issuers and other businesses and organizations or through MemberLink(SM), the Company also delivers its membership service programs through its wholesale programs. The Company works with a wholesale client to incorporate elements from one or more of its standard service programs and design a custom program for the client. The client will then provide the membership in the customized format to its customers as a value-added feature or resell the product. The client pays the Company the membership fees for the customers who receive the service program. Wholesale programs substantially reduce the cost for the Company to acquire new members, which results in higher profit margins for the Company. Accordingly, the Company provides membership in the service program for fees which are less than the Company's standard fees for the program.

MEMBER SERVICE
The Company believes that providing high quality service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client that offered the service program. Currently, the Company maintains three call centers located in Omaha, Nebraska; Houston, Texas; and Montreal, Canada with a total of 815 membership service representatives. The Company's service centers are available to members toll-free, 24 hours a day, seven days a week. All new membership service representatives are required to attend on-the-job training. Through its training programs, its systems and its software, the Company seeks to provide members with friendly, rapid and effective answers to questions. The Company also works closely with its clients' customer service staffs to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by the Company.

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

In providing quality service to its members, the Company's management information system interacts with the Company's advanced call routing system and displays a member's profile prior to receiving the call in order to prepare the Company's membership service representatives to better serve members. The Company's telecommunications systems also monitor the performance quality of its membership service representatives and other aspects of its business through sophisticated reporting capabilities. In addition, the Company's marketing experts use both the Company's proprietary systems and advanced systems from outside vendors to review, analyze and model the demographics of lists of prospective members supplied by clients in order to determine which customers are most likely to respond to an offer and retain their membership.

FULFILLMENT
In most cases, the products and services offered to members through the Company's programs are provided directly to members by independent vendors. The Company evaluates and engages only those vendors who can cost-effectively deliver high quality products and services. Vendors generally benefit by gaining significant volume demand with minimal associated marketing expense. Accordingly, vendors gain access and marketing exposure to the Company's membership base and, pursuant to contractual arrangements with the Company, generally quote a discounted price. The Company receives no material payments from these vendors for rendering services to the Company's members and, in certain cases, the Company pays its vendors a fee based on the volume of members in the Company's program or based on other agreed upon factors.

The Company's contracts with its vendors are generally for a one-year term, with subsequent one-year renewal terms at the option of the Company. Vendors may cancel contracts with the Company, but in most cases, only for cause and subject to notice provisions to provide the Company time to locate a substitute vendor. Most vendor contracts are non-exclusive, but have requirements that the vendors maintain the confidentiality of the terms of the contract.

SALES AND MARKETING
The Company solicits members for its programs primarily by direct marketing methods, including telemarketing, which it outsources to third party contractors, and MemberLink(SM) inbound call marketing. In addition, the Company uses direct mail mailed either at its own expense or at its client's expense. Several of the Company's individual memberships are also available on the Internet.

Under the Company's wholesale programs, the Company does not pay for the marketing costs to solicit memberships. Instead, the client offering the memberships is responsible for marketing, usually with the assistance of the Company. In some cases, the client may provide wholesale memberships to its customers free of charge and pay the periodic membership fee to the Company for each customer membership. In other cases, the client may charge a reduced fee to its customer.

The Company has begun to sell service programs internationally through the opening of its first international office in London, England. In addition, the Company continues to pursue its international expansion through the growth of its Canadian subsidiary, MemberWorks Canada. MemberWorks Canada provides credit card enhancement services to Canadian financial institutions through wholesale arrangements. During fiscal 2000, MemberWorks Canada expanded its services to include retail membership programs similar to those offered in the U.S. The Company's revenues from international operations represented 2% of total revenues for the fiscal year ended June 30, 2000.

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

The Company obtains substantially all of the information necessary for the Company's marketing efforts from customer lists supplied by its clients. As a result, the Company's ability to market a new program to an existing customer base or an existing program to a new customer base is dependent upon first obtaining client approval.

Most client relationships are pursuant to contracts that may be terminated by the client upon 30 to 90 days notice without cause and without penalty. Upon such termination, the Company generally has the right to continue its relationship with the client's customers that have become program members for a specified period to substantially the same extent as prior to the termination, but may not resolicit those members upon such member's cancellation or non-renewal of the member's membership.

The Company distributes its programs through direct marketing efforts. The direct marketing techniques utilized include outbound telemarketing, inbound telemarketing, direct mail and Internet marketing. All telemarketing is outsourced to third party contractors. In addition, the Company distributes its products through wholesale arrangements where the Company is not responsible for marketing to the customer.

Membership service programs sponsored by the Company's largest client, Citibank, accounted for 12.8% of revenues for the fiscal year ended June 30, 2000.

NEW BUSINESS DEVELOPMENT
The Company is continually testing and developing new distribution channels, such as the Internet. MemberWorks is expanding its Internet distribution channel through its majority-owned subsidiary, iPlace.com, Inc. ("iPlace"). iPlace was formed on February 23, 2000 through the merger of ConsumerInfo.com ("CIC") and eNeighborhoods. The Company's acquisition of CIC, an Internet direct marketing company and online provider of value-added membership programs, was completed on July 27, 1999. eNeighborhoods is a leading provider of home resale and neighborhood data on the Internet. On April 30, 2000, iPlace acquired Qspace, Inc., a leading online provider of credit and personal finance information. The Company believes that the Internet is and will continue to be an important channel for the distribution of its service programs in the future.

iPlace is a leading infrastructure provider of credit, home, neighborhood and other personally relevant information. iPlace aims to be a leading infomediary, providing a place for consumers to view, store, understand and permit the use of their personal information on the Web, while facilitating commerce and advertising for businesses. iPlace's services and technologies provide compelling information solutions, relationship building tools and transaction facilitation engines for online and offline businesses. iPlace's strategic relationships include Yahoo!, Microsoft, Intuit, Freddie Mac, Wells Fargo, Homestore.com, NextCard, E-Loan and CBS Marketwatch.

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

On April 18, 2000, the Company announced that it had reached a settlement with the Minnesota Attorney General's office regarding a lawsuit filed in the United States District Court, District of Minnesota in June 1999. In connection with the settlement, the Company agreed to pay the State of Minnesota $75,000 for its expenses and to make certain modifications to its marketing and collateral materials. The settlement did not have a material effect on the Company's results of operations.

In addition, there are an increasing number of laws and regulations pertaining to the Internet. A number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Management continues to carefully track developments in the area to make sure they are aware of potential risks and to allow them to position the Company accordingly.

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

EMPLOYEES

As of June 30, 2000, the Company employed 1,432 persons on a full-time basis and 166 on a part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

Item 2.  Properties

A summary of key information with respect to the Company's leased facilities is as follows:

      Location              Square Footage      Year of Lease Expiration
      --------              --------------      ------------------------
      Orange, CA                13,959             2003 through 2004
      San Francisco, CA         4,500                    2001
      Stamford, CT              72,626             2002 through 2006
      Atlanta, GA               16,122                   2002
      Omaha, NE                127,804             2000 through 2014
      White Plains, NY          4,193                    2000
      Bristol, PA               10,011                   2001
      Houston, TX               41,591                   2006
      Montreal, Canada          48,373             2003 through 2011
      London, England           1,541                    2000

The Stamford, Connecticut office serves as the Company's headquarters. All other locations serve as the offices for the subsidiaries of the Company.

Item 3.  Legal Proceedings

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. The Company is involved in other lawsuits and claims generally incidental to its business.

On April 18, 2000, the Company announced that it had reached a settlement with the Minnesota Attorney General's office regarding a lawsuit filed in the United States District Court, District of Minnesota in June 1999. In connection with the settlement, the Company agreed to pay the State of Minnesota $75,000 for its expenses and to make certain modifications to its marketing and collateral materials. The settlement did not have a material effect on the Company's results of operations.

On May 5, 2000, Eye Care International, Inc. filed a complaint against the Company in the United States District Court, Middle District of Florida. The complaint seeks monetary damages based upon the alleged breach of a vendor contract. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against this suit.

On July 2, 1999, a purported class action was filed by Consumer Cause Inc. against the Company and other defendants in the California Superior Court, San Francisco County. The suit alleged that the Company and the other defendants violated their customers' right of privacy and the Fair Credit Reporting Act and sought unspecified monetary damages. The Company filed a demurrer and the action was dismissed.

On July 7, 1999, a purported class action was instituted by plaintiffs Kathryn Rosebear and Anne Bergman against the Company and other defendants in the United States District Court, District of Minnesota. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated their privacy policies and Minnesota consumer law. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against this suit.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

Executive Officers of the Registrant

The executive officers of the registrant of the Company and their respective ages as of July 31, 2000 are as follows:


Name                  Age      Position
----                  ---      --------
Gary A. Johnson       45       President and Chief Executive Officer, Director
Dennis P. Walker      55       Executive Vice President, Director
James B. Duffy        46       Executive Vice President and Chief Financial
                               Officer
David Schachne        39       Executive Vice President, Business Development
Matthew Donaldson     43       Senior Vice President, Marketing

GARY A. JOHNSON, a co-founder of the Company, has served as President and Chief Executive Officer and a director of the Company since its inception.

DENNIS P. WALKER, a co-founder of the Company, has served as Executive Vice President and a director of the Company since its inception.

JAMES B. DUFFY joined the Company in 1996 and currently serves as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Duffy served in various senior financial management positions, most recently as Senior Vice President, Business Planning, at Merck Medco Managed Care, Inc., a prescription benefit management company, from 1986 to 1996.

DAVID SCHACHNE joined the Company in 1990 and currently serves as Executive Vice President, Business Development. He has held various senior management positions in the Company such as Vice President, Marketing and Senior Vice President, New Business Development.

MATTHEW DONALDSON joined the Company in 1999 and currently serves as Senior Vice President, Marketing. Prior to joining the Company, Mr. Donaldson served in several direct marketing and operational positions with Merck Medco Managed Care L.L.C.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

The Common Stock is listed on the NASDAQ National Market ("NASDAQ") under the symbol MBRS. The following table sets forth for the periods indicated the high and low closing sale prices per share as reported on the NASDAQ.

                                                          High         Low
                                                          ----         ---
        Fiscal Year Ended June 30, 2000:
          First Quarter                                 $42 3/16     $26 1/2
          Second Quarter                                 36 1/4       21 7/8
          Third Quarter                                  80 7/8       25 1/4
          Fourth Quarter                                 41 1/4       25 1/8


                                                          High         Low
                                                          ----         ---
        Fiscal Year Ended June 30, 1999:
          First Quarter                                 $36 7/8      $13 7/8
          Second Quarter                                 31 1/8       12 1/2
          Third Quarter                                  37 1/4       29 7/8
          Fourth Quarter                                 49 1/2         25


As of August 2, 2000, there were 40,000,000 shares of Common Stock authorized of which 14,796,458 shares of Common Stock were outstanding, held by approximately 2,433 stockholders of record. The Company has not declared or paid any cash dividends to date and anticipates that all of its earnings in the foreseeable future will be retained for use in its business. The Company's future dividend policy will depend on the Company's earnings, capital requirements, financial condition, requirements of the financing agreements to which the Company is a party and other factors considered relevant by the Board of Directors.

Item 6.  Selected Financial Data

The selected consolidated statements of operations data for each of the years ended June 30, 1996 through 2000 and the selected consolidated balance sheet data as of June 30, 1996 through 2000 set forth below are derived from the consolidated financial statements of the Company, which have been audited by PricewaterhouseCoopers LLP. The selected consolidated financial information of the Company is qualified by reference to and should be read in conjunction with
Item 8, "Consolidated Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                              Year Ended June 30,
                                                     ---------------------------------------------------------------------
                                                        1996           1997           1998           1999           2000
                                                     ---------      ---------      ---------      ---------      ---------
                                                                      (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF
    OPERATIONS DATA:
Revenues                                             $  57,012      $  79,174      $ 120,834      $ 218,086      $ 330,107
Total expenses                                          62,259         83,032        117,749        210,138        321,820
                                                     ---------      ---------      ---------      ---------      ---------
Net income (loss) before equity in affiliate and
   minority interest                                    (5,247)        (3,858)         3,085          7,948          8,287
Equity in income (loss) of affiliate                        --             --           (638)        (1,912)            19
Minority interest                                           --             --             --             --          2,027
                                                     ---------      ---------      ---------      ---------      ---------
Net income (loss) before cumulative effect of
   accounting change                                    (5,247)        (3,858)         2,447          6,036         10,333
Cumulative effect of accounting change                      --             --             --         (3,367)            --
                                                     ---------      ---------      ---------      ---------      ---------
Net income (loss)                                    $  (5,247)     $  (3,858)     $   2,447      $   2,669      $  10,333
                                                     =========      =========      =========      =========      =========

Basic earnings (loss) per share:
   Income (loss) before cumulative effect of
     accounting change                               $   (0.49)     $   (0.35)     $    0.16      $    0.39      $    0.68
   Cumulative effect of accounting change                   --             --             --          (0.22)            --
                                                     ---------      ---------      ---------      ---------      ---------
   Basic earnings (loss) per share                   $   (0.49)     $   (0.35)     $    0.16      $    0.17      $    0.68
                                                     =========      =========      =========      =========      =========

Diluted earnings (loss) per share:
   Income (loss) before cumulative effect of
     accounting change                               $   (0.49)     $   (0.35)     $    0.15      $    0.35      $    0.61
   Cumulative effect of accounting change                   --             --             --          (0.20)            --
                                                     ---------      ---------      ---------      ---------      ---------
   Diluted earnings (loss) per share                 $   (0.49)     $   (0.35)     $    0.15      $    0.16      $    0.61
                                                     =========      =========      =========      =========      =========

Weighted average common shares outstanding
Basic                                                   11,956         13,901         14,837         15,361         15,162
                                                     =========      =========      =========      =========      =========
Diluted                                                 11,956         13,901         16,381         17,124         16,993
                                                     =========      =========      =========      =========      =========


                                                                          June 30,
                                               -------------------------------------------------------------
                                                 1996          1997         1998         1999         2000
                                               --------      --------     --------     --------     --------
                                                                       (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                      $  4,312      $ 40,758     $ 35,933     $ 50,939     $ 30,169
Cash flow provided by operating activities            1         7,835        8,930       50,573       44,910
Total assets                                     41,927        84,423      133,291      209,827      316,772
Long-term obligations                             1,089           438           69            6        1,083
Redeemable preferred stock                       20,487            --           --           --           --
Shareholders' equity (deficit)                  (36,332)       14,030       28,442       30,287       19,021

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


FISCAL 2000 COMPARED TO FISCAL 1999

REVENUES. Revenues increased 51% to $330.1 million in 2000 from $218.1 million in 1999 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 6.9 million members at June 30, 2000 from 5.3 million members at June 30, 1999. The increase in the Company's membership base was due to increased demand for the Company's existing programs, new programs introduced in fiscal 1999 and 2000 and members acquired through the Company's business acquisitions. The increase in the weighted average program fee is due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $122.5 million in 2000 from $92.2 million in 1999. As a percentage of individual membership revenues, these amounts represented 41% in 2000 and 45% in 1999. The decreased ratio was due to the rapid growth in new members added.

OPERATING EXPENSES. Operating expenses increased 44% to $62.0 million in 2000 from $43.0 million in 1999 due to the servicing requirements of a larger membership base. As a percentage of revenues, operating expenses decreased to 18.8% in 2000 from 19.7% in 1999. The ratio improved due to utilization of the Company's call centers to full capacity during the majority of fiscal 2000. During the fourth quarter of fiscal 2000, the Company opened a third call center to provide capacity for the Company's future growth plans.

MARKETING EXPENSES. Marketing expenses increased 54% to $195.3 million in 2000 from $126.8 million in 1999 primarily due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses increased to 59.1% in 2000 from 58.1% in 1999 due to increased costs incurred during the fourth quarter of fiscal 1999 and the first quarter of 2000 related to addressing privacy issues in conjunction with the Gramm Leach Act which was passed in November 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 68% to $67.6 million in 2000 from $40.2 million in 1999. As a percentage of revenues, general and administrative expenses increased to 20.5% in 2000 from 18.4% in 1999 due to the Company's efforts to build the infrastructure necessary to pursue its online and international initiatives.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization increased to $6.7 million in 2000 from $2.2 million in 1999 due to the acquisition of three additional businesses during fiscal 2000. As a percentage of revenues, amortization of goodwill and other intangibles increased to 2.0% in 2000 from 1.0% in 1999.

GAIN ON SALE OF INVESTMENT, NET. In February 2000, the Company sold its equity interest in AwardTrack, Inc. in exchange for stock in 24/7 Media, Inc. ("24/7"). In connection with this sale, the Company recognized a gain of $47.5 million based upon the market value of 24/7 common stock at that time. Subsequently, the investment in 24/7 declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in 24/7 by $36.3 million. During the fourth quarter of fiscal 2000, the Company sold a portion of the 24/7 shares. Proceeds from the sales were $5.2 million and related realized losses included in income were $2.3 million. The financial impact of the above transactions is a net gain of $8.9 million.

OTHER INCOME, NET. Other income, net decreased to $0.9 million in 2000 compared to $2.2 million reported in 1999 due to a decrease in the Company's cash position. The Company's cash position decreased to $30.2 million in June 2000 from $50.9 million in June 1999 primarily due to increased spending related to the Company's share repurchase program and business acquisitions. The Company invests in short-term, investment-grade, interest-bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the years ended June 30, 2000 and 1999 due to tax losses realized. As of June 30, 2000, the Company had accumulated federal net operating loss carry forwards of $93.6 million.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 75% to $40.2 million in 1999 from $22.9 million in 1998. This increase was attributable to the costs incurred for additional personnel in all areas and related facilities costs. As a percentage of revenues, general and administrative expenses decreased to 18.4% in 1999 from 19.0% in 1998.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization increased to $2.2 million in 1999 from $0.3 million in 1998 due to the acquisition of two additional businesses during fiscal 1999. As a percentage of revenues, amortization of goodwill and other intangibles increased to 1.0% in 1999 from 0.2% in 1998.

OTHER INCOME, NET. Other income, net increased to $2.2 million in 1999 compared to $1.7 million reported in 1998 due to higher cash balances available for investment. The Company invests in short-term, investment-grade, interest-bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the years ended June 30, 1999 and 1998 due to tax losses realized. As of June 30, 1999, the Company had accumulated federal net operating loss carry forwards of $66.7 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of capital has been from internally generated cash from operations. As of June 30, 2000, the Company had cash and cash equivalents of $30.2 million and marketable securities of $6.3 million. In addition, the Company has a $20.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of June 30, 2000. In addition, the Company's Canadian subsidiary, MemberWorks Canada, has a $0.7 million bank credit facility which bears interest at the Royal Bank of Canada prime rate per annum. As of June 30, 2000, the Company had $0.5 million outstanding under this bank credit facility. Because of ongoing costs in connection with soliciting new members, the Company expects to continue to utilize any net cash generated from operating activities to increase the Company's membership base. The Company believes its existing cash balances, together with its future operating cash flows and its available bank credit facilities, will be sufficient to meet its operating requirements for at least the next twelve months.

Net cash provided by operating activities was $44.9 million, $50.6 million and $8.9 million for the years ended June 30, 2000, 1999 and 1998, respectively. The decrease in operating cash flow in 2000 was due to increased spending related to the Company's online initiatives and international businesses. Changes in working capital items contributed $29.0 million to operating cash flow in 2000 verses $20.9 million in 1999 and $2.5 million in 1998. The increase in changes in working capital in fiscal 2000 is primarily related to accounts payable which increased due to higher expenditures over the prior year.

Net cash used by investing activities increased to $34.2 million in 2000 from $32.4 million in 1999 and $10.0 million in 1998. In fiscal 2000, the Company acquired CIC for $15.9 million in cash. In fiscal 1999, the Company acquired Quota-Phone for $9.25 million, of which $7.75 million was paid in cash, and CUC Canada for $9.2 million in cash. In fiscal 1998, the Company acquired Coverdell and Company for $3.9 million in cash plus common stock and options worth $14.5 million. In addition, the Company's capital expenditures were $20.3 million in 2000 compared to $12.1 million in 1999 and $4.6 million in 1998. The increased capital expenditures in 2000 are primarily due to the costs related to opening a new operations facility in Omaha, NE and a new call center in Montreal, Canada.

The Company's net cash used in financing activities was $31.5 million in 2000 compared to $3.2 million in 1999 and $3.7 million in 1998. Under the Company's stock repurchase program, the Company repurchased 1,098,000 shares for $36.3 million in fiscal 2000, compared to the repurchase of 111,000 shares for $3.8 million in fiscal 1999 and 156,000 shares for $3.5 million in fiscal 1998. As of June 30, 2000, approximately 1,038,000 shares were remaining for repurchase.

BUSINESS COMBINATIONS

On July 27, 1999, the Company increased its ownership percentage in Consumerinfo.com ("CIC"), a California Corporation, from 19% to 100%, for cash consideration of $15.9 million. On February 23, 2000, CIC merged with eNeighborhoods, a leading provider of home resale and neighborhood data on the Internet. The new entity was renamed iPlace, Inc. The net purchase price totaled approximately $15.9 million. On April 30, 2000, iPlace, Inc. acquired all of the issued and outstanding common stock of Qspace, Inc. in exchange for iPlace stock valued at approximately $11.9 million. Qspace is a leading online provider of credit and personal finance information. These three acquisitions were accounted for as purchases, with the purchase prices allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the dates of acquisition.

As of June 30, 2000, MemberWorks is the majority shareholder of iPlace with an approximate 58% ownership share. Therefore, the results of operations of CIC, eNeighborhoods and Qspace are included in the consolidated financial statements from the respective dates of acquisition, net of minority interest after February 23, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission staff (the "Staff") issued "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 establishes the Staff's preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges.

Notwithstanding the Staff's preference described above, it is also stated in SAB 101 that the Staff will not object to the recognition of refundable membership fees, net of estimated refunds, as earned revenue over the membership period (the Company's current method of accounting) in limited circumstances where all of certain criteria set forth in SAB 101 have been met.

The Company plans to voluntarily adopt the full deferral method of accounting for membership fee revenue for all of the Company's membership programs having full refund privileges effective July 1, 2000. Consequently, membership fees having full refund privileges, and the related direct costs associated with acquiring the underlying memberships, will no longer be recognized on a prorata basis over the corresponding membership periods, but instead will be recognized in earnings upon the expiration of membership refund privileges.

If SAB 101 had been adopted effective July 1, 1999, the cumulative effect of the accounting change would have been a one-time non cash charge of $38.4 million. The impact of the change for the fiscal year ended June 30, 2000 would have been to increase revenues by $13.4 million and increase net income before the cumulative effect of the accounting change by $12.2 million, or $0.72 per diluted share. The amounts for the fiscal year ended June 30, 2000 include a portion of the membership fees and associated direct costs previously recognized in fiscal 1999 earnings.

While management has not yet completed its analysis of the impact, the amount of the one-time non cash charge to be recorded as of July 1, 2000 is estimated to be between $27 million and $30 million. The cumulative effect of the change at July 1, 2000 represents the deferral of previously recognized membership fees net of estimated refunds and associated direct costs. The membership fees, net of estimated refunds and associated direct costs, which will be deferred as part of the cumulative effect adjustment at July 1, 2000, will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire. As a result of this change in accounting, fiscal 2001 results will be adversely affected. The Company expects this change to result in a reduction of earnings of $10 million to $13 million, or $0.67 per share to $0.87 per share. The estimated adverse impact of the accounting change on net income is due to a delay in the revenue, net of direct costs, without a corresponding delay in increasing operating and general and administrative costs necessary for the continued growth of the Company's membership base.

This change in accounting for the recognition of membership fees in income will have no impact on the Company's cash flows or on the economic value of the underlying memberships.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various forward-looking statements and includes assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

      - Further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;

      - The Company's ability to integrate into the Company's management and operations and operate successfully acquired businesses, including iPlace;

      -     Economic conditions in areas outside the United States;

      -     Continued growth within the United States;

      - The Company's ability to develop and implement operational and financial systems to manage rapidly growing operations;

      - The Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;

      -     Additional government regulation of the Company's industry; and

      -     New accounting pronouncements

The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate

The Company has a $20.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of June 30, 2000. In addition, the Company's Canadian subsidiary, MemberWorks Canada, has a $0.7 million bank credit facility which bears interest at the Royal Bank of Canada prime rate per annum. As of June 30, 2000, the Company had $0.5 million outstanding under this bank credit facility. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreements, which mature on August 31, 2001 and October 31, 2000, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.

Foreign Currency

The Company has international sales and facilities and is, therefore, subject to foreign currency rate exposure. Historically, its international sales have been denominated in British pounds sterling. However, with the recent acquisition of a Canadian subsidiary, certain sales are denominated in the Canadian dollar. The functional currencies of the Company's foreign operations are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in shareholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic condition. To the extent the Company incurs expenses that are based on locally denominated sales volume paid in local currency, the exposure to foreign exchange risk is reduced. The Company has determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on its financial position, results of operations and cash flows. The Company does not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude the Company's adoption of specific hedging strategies in the future. MemberWorks will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Fair Value

MemberWorks does not use derivative financial instruments for speculative or trading purposes. In February 2000, the Company sold its equity interest in AwardTrack, Inc. in exchange for stock in 24/7 Media, Inc. ("24/7"). The carrying value of this investment is affected by changes in the quoted market prices of 24/7 common stock. The Company determines, on a quarterly basis, the fair market value of the 24/7 shares and records an unrealized gain or loss resulting from the change in the fair market value from the previous quarter to the measurement date. If the Company sells all or a portion of this stock, any unrealized gain or loss on the date of the sale will be recorded as a realized gain or loss in the Company's results of operations. Any future significant decline in market value could materially impact the Company's consolidated financial statements.

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Index to Financial Statements and Financial Statement Schedules

                                                                                                         Page
                                                                                                         ----
      Report of PricewaterhouseCoopers LLP, Independent Accountants                                       F-1
      Consolidated Balance Sheets as of June 30, 2000 and 1999                                            F-2
      Consolidated Statements of Operations for the years ended June 30, 2000, 1999 and 1998              F-3
      Consolidated Statements of Shareholders' Equity for the years ended June 30,2000, 1999 and 1998     F-4
      Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998              F-5
      Notes to Consolidated Financial Statements                                                          F-6

      The following Financial Statement Schedule is included:

      Schedule II - Valuation and Qualifying Accounts - Years ended June 30,
      2000, 1999 and 1998                                                                                 F-17

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)   Reports on Form 8-K
      None

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


                                          Date: August 30, 2000

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

Signature                                   Title                                                Date
---------                                   -----                                                ----
By: /s/ Gary A. Johnson                     President, Chief Executive Officer and Director      August 30, 2000
    ---------------------------------
Gary A. Johnson

By: /s/ Dennis P. Walker                    Executive Vice President and Director                August 30, 2000
    ---------------------------------
Dennis P. Walker

By: /s/ James B. Duffy                      Executive Vice President, Chief Financial Officer    August 30, 2000
    ---------------------------------
James B. Duffy

By: /s/ Stephen J. Clearman                 Director                                             August 30, 2000
    ---------------------------------
Stephen J. Clearman

By: /s/ Alec L. Ellison                     Director                                             August 30, 2000
    ---------------------------------
Alec L. Ellison

By: /s/ Michael R. O'Brien                  Director                                             August 30, 2000
    ---------------------------------
Michael R. O'Brien

By: /s/ Marc S. Tesler                      Director                                             August 30, 2000
    ---------------------------------
Marc S. Tesler

Exhibit
No.               Description
---               -----------
 *2.1   Agreement and Plan of Merger among MemberWorks Incorporated, CIC
        Merger, Inc., and ConsumerInfo.Com, Inc. dated as of April 27, 1998.
        (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K,
        Registration No. 333-10541, filed on August 11, 1999)

 *2.2   First Amendment to Agreement and Plan of Merger among MemberWorks
        Incorporated, CIC Merger, Inc., and ConsumerInfo.Com, Inc. dated as of June 30, 1999. (filed as Exhibit 2.2 to the Company's Current
        Report on Form 8-K, Registration No. 333-10541, filed on August 11,
        1999)

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

  10.8  Credit Agreement dated September 15, 1999 among MemberWorks
        Incorporated, the lenders parties hereto and Brown Brothers Harriman &
        Co.

  10.9  Amendment No. 1 to Credit Agreement dated February 25, 2000 among
        MemberWorks Incorporated, the lenders parties hereto and Brown Brothers
        Harriman & Co.

*10.10 Warrant Agreement dated as of September 9, 1994, between the Registrant and Brown Brothers Harriman & Co. (filed as Exhibit 10.12 to the
        Company's Registration Statement on Form S-1, Registration No.
        333-10541, filed on October 18, 1996)

*10.13  Form of Stock Subscription Warrant with Voting Rights, dated August
        3, 1995. (filed as Exhibit 10.15 to the Company's Registration
        Statement on Form S-1, Registration No. 333-10541, filed on October
        18, 1996)

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

 23     Consent of PricewaterhouseCoopers LLP.

 27     Financial Data Schedule (included in Edgar copy only).



---------------------------------------------------

* Previously filed.

                            MEMBERWORKS INCORPORATED

                        Report of Independent Accountants


To the Board of Directors and Shareholders of MemberWorks Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MemberWorks Incorporated and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for printing and mailing of membership materials.





PricewaterhouseCoopers LLP
New York, New York
July 28, 2000

                            MEMBERWORKS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)




                                                                                         June 30,
                                                                               ---------------------------
                                                                                 2000              1999
                                                                               ---------         ---------
                         Assets
Current assets:
     Cash and cash equivalents                                                 $  30,169         $  50,939
     Marketable securities                                                         6,326                --
     Accounts receivable                                                          17,836            11,717
     Prepaid membership materials                                                  4,891             4,177
     Prepaid expenses                                                              3,837             2,313
     Membership solicitation and other deferred costs                            128,767            78,010
                                                                               ---------         ---------
             Total current assets                                                191,826           147,156
Fixed assets, net                                                                 34,615            18,858
Intangible and other assets                                                       90,331            43,813
                                                                               ---------         ---------
             Total assets                                                      $ 316,772         $ 209,827
                                                                               =========         =========

          Liabilities and Shareholders' Equity
Current liabilities:
     Current maturities of long-term obligations                               $     665         $      72
     Accounts payable                                                             49,693            29,729
     Accrued liabilities                                                          62,642            40,702
     Due to related parties                                                        1,852                --
     Deferred membership fees                                                    165,437           109,031
                                                                               ---------         ---------
             Total current liabilities                                           280,289           179,534
Long-term obligations                                                              1,083                 6
                                                                               ---------         ---------
             Total liabilities                                                   281,372           179,540
                                                                               ---------         ---------

Commitments and contingencies (Note 6)

Minority interest                                                                 16,379                --

Shareholders' equity:
      Preferred stock, $0.01 par value --
          1,000 shares authorized; no shares issued                                   --                --
      Common stock, $0.01 par value --
          40,000 shares authorized; 16,507 shares issued
          (15,909 shares at June 30, 1999)                                           165               159
     Capital in excess of par value                                               91,398            76,999
     Deferred compensation                                                           (44)             (511)
     Accumulated deficit                                                         (27,709)          (38,042)
     Accumulated other comprehensive loss                                           (145)              (14)
     Treasury stock, 1,585 shares at cost (488 shares at June 30, 1999)          (44,644)           (8,304)
                                                                               ---------         ---------
             Total shareholders' equity                                           19,021            30,287
                                                                               ---------         ---------
             Total liabilities and shareholders' equity                        $ 316,772         $ 209,827
                                                                               =========         =========


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                            MEMBERWORKS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)

                                                                                           For the year ended June 30,
                                                                                ---------------------------------------------
                                                                                  2000              1999              1998
                                                                                ---------         ---------         ---------
Revenues                                                                        $ 330,107         $ 218,086         $ 120,834

Expenses:
     Operating                                                                     62,040            43,002            24,610
     Marketing                                                                    195,253           126,814            71,594
     General and administrative                                                    67,600            40,233            22,928
     Amortization of goodwill and other intangibles                                 6,654             2,243               317
     Gain on sale of investment  (Note 4)                                         (47,475)               --                --
     Loss on investment (Note 4)                                                   38,621                --                --
     Other income, net principally interest                                          (873)           (2,154)           (1,700)
                                                                                ---------         ---------         ---------
Total expenses                                                                    321,820           210,138           117,749
                                                                                ---------         ---------         ---------

Income before equity in income (loss) of affiliate and minority interest            8,287             7,948             3,085
Equity in income (loss) of affiliate                                                   19            (1,912)             (638)
Minority interest                                                                   2,027                --                --
                                                                                ---------         ---------         ---------

Income before income taxes and cumulative effect of accounting change              10,333             6,036             2,447
Provision for income taxes                                                             --                --                --
                                                                                ---------         ---------         ---------

Net income before cumulative effect of accounting change                           10,333             6,036             2,447
Cumulative effect of accounting change                                                 --            (3,367)               --
                                                                                ---------         ---------         ---------
Net income                                                                      $  10,333         $   2,669         $   2,447
                                                                                =========         =========         =========



Basic earnings per share:
     Income before cumulative effect of accounting change                       $    0.68         $    0.39         $    0.16
     Cumulative effect of accounting change                                            --             (0.22)               --
                                                                                ---------         ---------         ---------
     Basic earnings per share                                                   $    0.68         $    0.17         $    0.16
                                                                                =========         =========         =========

Diluted earnings per share:
     Income before cumulative effect of accounting change                       $    0.61         $    0.35         $    0.15
     Cumulative effect of accounting change                                            --             (0.20)               --
                                                                                ---------         ---------         ---------
     Diluted earnings per share                                                 $    0.61         $    0.16         $    0.15
                                                                                =========         =========         =========


Pro forma assuming accounting change is retroactively applied:
     Net income                                                                 $  10,333         $   6,036         $   2,572
     Basic earnings per share                                                        0.68              0.39              0.17
     Diluted earnings per share                                                      0.61              0.35              0.16


Weighted average common shares outstanding:
          Basic                                                                    15,162            15,361            14,837
                                                                                =========         =========         =========
          Diluted                                                                  16,993            17,124            16,381
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

                            MEMBERWORKS INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                        Capital                               Accumulated
                                         Common Stock      in                                    Other
                                       ---------------  Excess of    Deferred    Accumulated  Comprehensive   Treasury
                                       Shares   Amount  Par Value  Compensation    Deficit       Loss          Stock       Total
                                       ------   ------   --------    --------    ----------    ---------    -----------  ----------
Balance - June 30, 1997                14,942   $  149   $ 59,472    $ (1,445)    $ (43,158)   $      --    $      (988) $   14,030
For the year ended June 30, 1998:
  Issuance of common stock                711        7     15,006                                                            15,013
  Acquisition of treasury stock                                                                                  (3,515)     (3,515)
  Deferred compensation                                                   467                                                   467
  Comprehensive income:
     Net income                                                                       2,447
  Total comprehensive income                                                                                                  2,447
                                       ------   ------   --------    --------    ----------    ---------    -----------  ----------
Balance - June 30, 1998                15,653      156     74,478        (978)      (40,711)            -        (4,503)     28,442
For the year ended June 30, 1999:
  Issuance of common stock                256        3      2,521                                                             2,524
  Acquisition of treasury stock                                                                                  (3,801)     (3,801)
  Deferred compensation                                                   467                                                   467
  Comprehensive income:
     Net income                                                                      2,669
     Currency translation adjustment                                                                 (14)
  Total comprehensive income                                                                                                  2,655
                                       ------   ------   --------    --------    ----------    ---------    -----------  ----------
Balance - June 30, 1999                15,909      159     76,999        (511)      (38,042)         (14)        (8,304)     30,287
For the year ended June 30, 2000:
  Issuance of common stock                598        6      4,395                                                             4,401
  Acquisition of treasury stock                                                                                 (36,340)    (36,340)
  Deferred compensation                                                   467                                                   467
  Issuance of iPlace stock for
    acquisitions (Note 3)                                  10,004                                                            10,004
  Comprehensive income:
     Net income                                                                      10,333
     Currency translation adjustment                                                                (131)
  Total comprehensive income                                                                                                 10,202
                                       ------   ------   --------    --------    ----------    ---------    -----------   ---------
Balance - June 30, 2000                16,507   $  165   $ 91,398    $    (44)    $ (27,709)   $    (145)   $   (44,644)  $  19,021
                                       ======   ======   ========    ========    ==========    =========    ===========   =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            MEMBERWORKS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             For the year ended June 30,
                                                                    ---------------------------------------------
                                                                       2000              1999              1998
                                                                    ---------         ---------         ---------
Operating activities
    Net income                                                      $  10,333         $   2,669         $   2,447
    Adjustments to reconcile net income to net cash provided
     by operating activities:
        Cumulative effect of accounting change                             --             3,367                --
        Equity in (income) loss of affiliate                              (19)            1,912               638
        Minority interest                                              (2,027)               --                --
        Membership solicitation and other deferred costs             (234,826)         (146,519)          (94,835)
        Amortization of membership solicitation and other
           deferred costs                                             184,395           116,913            74,837
        Deferred membership fees                                       53,451            45,069            20,280
        Depreciation and amortization                                  13,002             5,517             2,525
        Net gain on investment                                         (8,854)               --                --
        Other                                                             505               730               514

    Change in assets and liabilities:
        Accounts receivable                                            (5,237)           (1,549)           (3,319)
        Prepaid membership materials                                     (699)           (1,026)           (1,253)
        Prepaid expenses                                               (1,141)           (1,161)             (631)
        Other assets                                                     (874)           (1,212)              (56)
        Accounts payable                                               16,361             5,941             3,556
        Accrued liabilities                                            20,477            19,922             4,227
        Related party payables                                             63                --                --
                                                                    ---------         ---------         ---------
Net cash provided by operating activities                              44,910            50,573             8,930
                                                                    ---------         ---------         ---------

Investing activities
    Acquisition of fixed assets                                       (20,326)          (12,101)           (4,586)
    Business combinations, net of cash acquired and other
       investments                                                    (13,860)          (20,316)           (5,446)
                                                                    ---------         ---------         ---------
Net cash used in investing activities                                 (34,186)          (32,417)          (10,032)
                                                                    ---------         ---------         ---------

Financing activities
    Net proceeds from issuance of stock and warrants                    4,401             1,022               505
    Treasury stock purchases                                          (36,340)           (3,801)           (3,515)
    Payments of long-term obligations                                     (74)             (371)             (713)
    Borrowings from credit facility                                    16,498                --                --
    Repayments of credit facility                                     (15,969)               --                --
                                                                    ---------         ---------         ---------
Net cash used in financing activities                                 (31,484)           (3,150)           (3,723)
                                                                    ---------         ---------         ---------
Effect of exchange rate changes on cash and cash equivalents              (10)               --                --
                                                                    ---------         ---------         ---------
Net (decrease) increase in cash and cash equivalents                  (20,770)           15,006            (4,825)
Cash and cash equivalents at beginning of year                         50,939            35,933            40,758
                                                                    ---------         ---------         ---------
Cash and cash equivalents at end of year                            $  30,169         $  50,939         $  35,933
                                                                    =========         =========         =========


               The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTE 1 - NATURE OF BUSINESS

MemberWorks Incorporated (the "Company") is a leader in bringing value to consumers by designing innovative membership programs that offer services and discounts on everyday needs in healthcare, personal finance, insurance, travel, entertainment, computing, fashion and personal security. As of June 30, 2000,
6.9 million members are enrolled in MemberWorks programs, gaining convenient access to thousands of service providers and vendors. MemberWorks is the trusted marketing partner of leading consumer-driven organizations and offers them effective tools to enhance their market presence, to strengthen customer affinity and to generate additional revenue.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Gain on issuance of subsidiary stock
Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the Statement of Operations, except for any transactions which must be credited directly to equity in accordance with the provisions of Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock of a Subsidiary."


Fair value of financial instruments and concentration of credit risk
All current assets and liabilities are carried at cost, which approximates fair value due to the short-term maturity of those instruments. The recorded amounts of the Company's long-term obligations also approximate fair value. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from financial and other cardholder based institutions (clients of the Company) whose cardholders constitute the Company's membership base. These entities include major banks, financial institutions, large oil companies and retailers located primarily in the United States.

Fixed assets
Fixed assets, capitalized software costs and capital leases are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the lesser of the estimated productive lives of the assets or the terms of the related leases, and range from three to eleven years. Maintenance and repair expenditures are charged to operations as incurred.

Revenue recognition
Membership fees are billed through clients of the Company primarily through credit cards. An allowance for cancellations is established based on the Company's most recent actual cancellation experience and is updated regularly. Deferred membership fees are recorded, net of estimated cancellations, when the trial period has elapsed, and are amortized as revenues from membership fees on a straight-line basis, over the remainder of the membership period. Membership cancellations are charged to the allowance for cancellations on a current basis. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program, either for a complete refund of the membership fee for that period or a prorata refund based on the remaining portion of the membership period. Accrued liabilities set forth in the accompanying consolidated balance sheets as of June 30, 2000 and 1999 include an allowance for membership cancellations of $33,477,000 and $24,811,000, respectively.

Membership service programs sponsored by the Company's largest client accounted for 12.8% of revenues for the fiscal year ended June 30, 2000. Membership service programs sponsored by the Company's three largest clients accounted for 15.7%, 11.1% and 10.7% of revenues, respectively, for the fiscal year ended June 30, 1999. Membership service programs sponsored by the Company's three largest clients accounted for 21.9%, 13.9% and 13.7% of revenues, respectively, for the fiscal year ended June 30, 1998.

Membership solicitation and other deferred costs
Membership solicitation costs include telemarketing and direct mail costs related directly to membership solicitation (i.e. direct response advertising costs). In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," direct response advertising costs are deferred and charged to operations as revenues from membership fees are recognized. Other deferred costs consist of royalties paid to clients and transaction processing fees, which relate to the same revenue streams as the direct marketing costs and are also charged to income over the membership period. Membership solicitation costs incurred to obtain a new member generally are less than the initial membership fee. However, if membership solicitation costs were to exceed membership fees, an adjustment would be made to the extent of any impairment.

Effective July 1, 1998, the Company changed its method of accounting for printing and mailing membership materials. Historically, the Company had accounted for the costs of printing and mailing of membership materials by amortizing these costs ratably over the membership period as revenue was recognized. Effective July 1, 1998, the Company started expensing these costs upon the mailing of membership materials. The cumulative effect of this change in accounting principle as of July 1, 1998 of $3,367,000 was recorded in the first fiscal quarter ended September 30, 1998 as a reduction of membership solicitation and other deferred costs and net income.

Earnings per share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding, determined using the treasury stock method. For the year ended June 30, 2000, 1999 and 1998, the diluted weighted average common shares outstanding include 1,831,000, 1,763,000 and 1,544,000, respectively, of dilutive stock options and warrants.

Cash and cash equivalents
The Company considers highly liquid investment instruments with terms of three months or less at the time of acquisition to be cash equivalents.

Marketable securities
Marketable securities are classified as available-for-sale and consist of 24/7 Media, Inc. equity securities (see Note 4). Unrealized gains and losses are excluded from earnings and are reported as a separate component of other comprehensive income in shareholders' equity. Realized gains and losses are included in income and are determined based on the specific identification method.

Income taxes
The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes" ("FAS 109"). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Intangible assets
Intangible assets principally include member and customer relationships, employment agreements and goodwill that arose in connection with business acquisitions. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired and is amortized on a straight-line basis over the estimated useful lives ranging from seven to twenty years. Other acquired intangibles, except member relationships, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives ranging from two to twenty years. The value of member relationships is amortized using an accelerated method based on estimated future cash flows. Intangible and other assets set forth in the accompanying consolidated balance sheets as of June 30, 2000 and 1999 include acquired member and customer relationships and employment agreements of $14,309,000 and $8,757,000, respectively, net of accumulated amortization of $3,546,000 and $1,467,000, respectively, goodwill of $71,497,000 and $31,057,000, respectively, net of accumulated amortization of $5,504,000 and $1,049,000, respectively, and trademarks of $43,000 and $0, respectively, net of accumulated amortization of $7,000 and $0, respectively. The consolidated balance sheets as of June 30, 2000 and 1999 include total accumulated amortization of intangible and other assets of $9,711,000 and $3,057,000, respectively.

Impairment of long-lived assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews its intangible and other long-lived assets for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of June 30, 2000, no impairment has been indicated.

Long-term obligations
Long-term obligations are comprised mostly of lease incentives related to certain operating leases. These lease incentives are amortized on a straight-line basis as a reduction to rent expense over the term of the lease.

Foreign currency translation
Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect as of the balance sheet dates. Equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included as a component of comprehensive income in the consolidated statements of shareholders' equity. Translation gains and losses that arise from exchange rate fluctuations on transactions are included in the consolidated statements of operations.

Stock-based compensation
The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations.

New accounting pronouncements
The Securities and Exchange Commission staff (the "Staff") issued "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 establishes the Staff's preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges.

Notwithstanding the Staff's preference described above, it is also stated in SAB 101 that the Staff will not object to the recognition of refundable membership fees, net of estimated refunds, as earned revenue over the membership period (the Company's historical method) in limited circumstances where all of certain criteria set forth in SAB 101 have been met.

The Company plans to voluntarily adopt the full deferral method of accounting for membership fee revenue for all of the Company's membership programs having full refund privileges effective July 1, 2000. Consequently, membership fees having full refund privileges, and the related direct costs associated with acquiring the underlying memberships, will no longer be recognized on a prorata basis over the corresponding membership periods, but instead will be recognized in earnings upon the expiration of membership refund privileges.

If SAB 101 had been adopted effective July 1, 1999, the cumulative effect of the accounting change would have been a one-time non-cash charge of $38,400,000. The impact of the change for the fiscal year ended June 30, 2000 would have been to increase revenues by $13,404,000 and increase net income before the cumulative effect of the accounting change by $12,153,000, or $0.72 per diluted share. The amounts for the fiscal year ended June 30, 2000 include a portion of the membership fees and associated direct costs previously recognized in fiscal 1999 earnings.

While management has not yet completed its analysis of the impact, the amount of the one-time non-cash charge to be recorded as of July 1, 2000 is estimated to be between $27,000,000 and $30,000,000. The cumulative effect of the change at July 1, 2000 represents the deferral of previously recognized membership fees net of estimated refunds and associated direct costs. The membership fees, net of estimated refunds and associated direct costs, which will be deferred as part of the cumulative effect adjustment at July 1, 2000, will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire.

This change in accounting for the recognition of membership fees in income will have no impact on the Company's cash flows or on the economic value of the underlying memberships.

NOTE 3 - BUSINESS COMBINATIONS

Acquisitions

On July 27, 1999, the Company increased its ownership percentage in ConsumerInfo.com ("CIC"), a California Corporation, from 19% to 100%, for cash consideration of $15,885,000. The transaction was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of operations of CIC are included in the consolidated financial statements from the date of acquisition. Prior to that date, the Company had properly accounted for its 19% investment under the cost method of accounting. In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 19% investment in CIC as if it had been accounted for under the equity method of accounting. For the fiscal years ended June 30, 1999 and 1998, the effect of the restatement was to decrease net income by $1,912,000 or $0.11 per diluted share and $638,000 or $0.04 per diluted share, respectively. The effect of the restatement on the June 30, 1999 balance sheet was to reduce intangible and other assets by $2,550,000.

Pro Forma Results
The following unaudited pro forma results of operations for the year ended June 30, 2000 and 1999 have been prepared assuming the CIC acquisition had occurred as of July 1, 1999 for the year ended June 30, 2000 and as of July 1, 1998 for the year ended June 30, 1999. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data).

                                                                                          JUNE 30,
                                                                                ------------------------------
                                                                                    2000               1999
                                                                                -----------        -----------
Revenues                                                                        $   330,648        $   222,689
Net income before cumulative effect of accounting change                              9,798              1,776
Basic earnings before cumulative effect of accounting change per share          $      0.65        $      0.12
Diluted earnings before cumulative effect of accounting change per share               0.58               0.10

On February 23, 2000, CIC merged with eNeighborhoods, a leading provider of home resale and neighborhood data on the Internet. The new entity was renamed iPlace, Inc. ("iPlace"). The net purchase price totaled approximately $15,930,000. The transaction was accounted for as a purchase of eNeighborhoods by CIC with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of eNeighborhoods' operations are included in the consolidated financial statements from the date of acquisition.

On April 30, 2000, iPlace acquired all of the issued and outstanding common stock of Qspace, Inc. ("Qspace"), a leading online provider of credit and personal finance information, in exchange for iPlace stock valued at approximately $11,857,000. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Qspace's operations are included in the consolidated financial statements from the date of acquisition.

As of June 30, 2000, MemberWorks is the majority shareholder of iPlace with an approximate 58% ownership share. Therefore, the results of operations of CIC, eNeighborhoods and Qspace are included in the consolidated financial statements from the respective dates of acquisition, net of minority interest after February 23, 2000. Minority interest in the Company's Statement of Operations represents the minority shareholders' interest in iPlace's losses for the period from February 23, 2000 to June 30, 2000.

On May 18, 1999, the Company acquired Comp-U-Card Canada Group ("MemberWorks Canada") for $9,247,000. MemberWorks Canada is a leading provider of credit card enhancement services in Canada. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of MemberWorks Canada's operations are included in the consolidated financial statements from the date of acquisition.

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

On April 2, 1998, the Company acquired all of the outstanding common stock of Coverdell & Company, Inc. ("Coverdell"), a marketer of insurance and investment products. The purchase price totaled approximately $18,400,000, including $3,900,000 in cash, 448,000 shares of the Company's common stock, with a fair value of $13,600,000 and options to acquire 93,000 shares of the Company's common stock with a fair value of $900,000. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Coverdell's operations are included in the consolidated financial statements from the date of acquisition.

Pro Forma Results
The following unaudited pro forma results of operations for 1998 have been prepared assuming the Coverdell acquisition had occurred as of July 1, 1996. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data).

                                                    1998
                                                  --------
      Revenues                                    $131,200
      Net income                                       500
      Basic and diluted earnings per share        $   0.03

NOTE 4 - GAIN ON SALE OF INVESTMENT

In February 2000, the Company sold its equity interest in AwardTrack, Inc. in exchange for stock in 24/7 Media, Inc. ("24/7"). In connection with this sale, the Company recognized a gain of $47,475,000 based upon the market value of 24/7 common stock at that date. Subsequently, the investment in 24/7 declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in 24/7 by $36,280,000. During the fourth quarter of fiscal 2000, the Company sold a portion of the 24/7 shares. Proceeds from the sales were $5,244,000 and related realized losses included in income were $2,341,000. The financial impact of the above transactions is a net gain of $8,854,000.

NOTE 5 - FIXED ASSETS

Fixed assets are comprised of the following at June 30, (in thousands):

                                                         2000             1999
                                                       --------         --------
      Computer software and equipment                  $ 33,925         $ 18,866
      Furniture and fixtures                              8,349            3,218
      Leasehold improvements                              6,910            2,376
      Construction in progress                               13            2,719
                                                       --------         --------
                                                         49,197           27,179
      Accumulated depreciation and amortization         (14,582)          (8,321)
                                                       --------         --------
                                                       $ 34,615         $ 18,858
                                                       ========         ========

Depreciation and amortization expense was $6,261,000, $3,278,000 and $1,770,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

NOTE 6 - LONG-TERM OBLIGATIONS

Notes payable

Notes payable are summarized as follows at June 30, (in thousands):

                                     2000        1999
                                     ----        ----
      Bank credit agreement          $529        $ 10
      Note payable                    100          --
      Equipment term loans              2           7
                                     ----        ----
                                      631          17
      Less current maturities         631          16
                                     ----        ----
      Long-term notes payable        $ --        $  1
                                     ====        ====

The Company has a Bank Credit Agreement that allows borrowings up to $20,000,000. Borrowings under the facility accrue interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. A commitment fee is charged based on the total facility at the rate of 0.25% per annum on the average daily unused portion of the facility. There were no borrowings outstanding under this bank credit facility as of June 30, 2000. The credit agreement is secured by all of the Company's assets, including the stock of its subsidiaries. In addition, the Company's Canadian subsidiary, MemberWorks Canada, has a $700,000 bank credit facility which bears interest at the Royal Bank of Canada prime rate per annum. As of June 30, 2000, the Company had $529,000 outstanding under this bank credit facility. A subsidiary of the Company, iPlace, has $100,000 outstanding under a note payable which bears interest at 5.8% per annum and is due in January 2001.

The equipment term loan expires in fiscal 2001 and is secured by certain computer equipment. Interest is at a rate of 10.8%, and principal is repayable monthly.

Other income in the fiscal years ended June 30, 2000, 1999 and 1998, as shown in the Statements of Operations, includes interest expense of $133,000, $55,000 and $146,000, respectively.

Commitments and contingencies

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Rent expense under operating leases was $3,925,000, $2,974,000 and $1,640,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

During fiscal 1996, the Company entered into capital leases for certain computer equipment totaling $406,000 of capitalized cost. Lease amortization for the years ended June 30, 2000, 1999 and 1998 was $67,000, $77,000 and $137,000,
respectively, and is included in depreciation and amortization expense.

The future minimum lease payments under capital leases (including present value of net minimum lease payments) and operating leases as of June 30, 2000 are as follows (in thousands):

                                                                                      CAPITAL        OPERATING
FISCAL YEAR                                                                            LEASES          LEASES
-----------                                                                            ------          ------
2001                                                                                        34          6,979
2002                                                                                         4          6,363
2003                                                                                        --          5,205
2004                                                                                        --          4,315
2005                                                                                        --          3,801
Thereafter                                                                                  --         17,691
                                                                                       -------        -------
Total minimum lease payments                                                                38        $44,354
                                                                                                      =======
Less--Amount representing interest                                                           1
                                                                                       -------
Present value of net minimum lease payments including current maturities of $34
   with interest rates ranging from 10.1% to 10.4%                                     $    37
                                                                                       =======

Legal proceedings

Except as set forth below, in management's opinion, there are no significant legal proceedings, to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. The Company is involved in other lawsuits and claims generally incidental to its business. The Company may be involved in other litigation or proceedings regarding claims arising in the normal course of business, the adverse outcome of which, could potentially require substantial payments by the Company.

On April 18, 2000, the Company announced that it had reached a settlement with the Minnesota Attorney General's office regarding a lawsuit filed in the United States District Court, District of Minnesota in June 1999. In connection with the settlement, the Company agreed to pay the State of Minnesota $75,000 for its expenses and to make certain modifications to its marketing and collateral materials. The settlement did not have a material effect on the Company's results of operations.

On May 5, 2000, Eye Care International, Inc. filed a complaint against the Company in the United States District Court, Middle District of Florida. The complaint seeks monetary damages based upon the alleged breach of a vendor contract. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against this suit.

On July 2, 1999, a purported class action was filed by Consumer Cause Inc. against the Company and other defendants in the California Superior Court, San Francisco County. The suit alleged that the Company and the other defendants violated their customers' right of privacy and the Fair Credit Reporting Act and sought unspecified monetary damages. The Company filed a demurrer and the action was dismissed.

On July 7, 1999, a purported class action was instituted by plaintiffs Kathryn Rosebear and Anne Bergman against the Company and other defendants in the United States District Court, District of Minnesota. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated their privacy policies and Minnesota consumer law. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against this suit.

NOTE 7 - INCOME TAXES

There was no current or deferred provision for income taxes for the years ended June 30, 2000, 1999 and 1998. No current provision was required because tax losses were incurred in those years. Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carry forwards and the valuation allowance established in accordance with FAS 109, are summarized below as of June 30, 2000 and 1999 (in thousands):

                                                          2000             1999
                                                        --------         --------
Benefit of net operating loss carry forwards            $ 41,504         $ 30,236
Deferred membership fees                                   3,784            5,893
Allowance for membership cancellations                    12,336            8,186
Marketable securities                                     (1,752)              --
Other deferred tax assets                                  1,584            1,165
Membership solicitation and other deferred costs         (47,281)         (31,196)
                                                        --------         --------
Total deferred tax assets                                 10,175           14,284
Less: Valuation allowance                                (10,175)         (14,284)
                                                        --------         --------
Net deferred tax asset                                  $     --         $     --
                                                        ========         ========

The valuation allowance for deferred tax assets as of July 1, 1998 was $13,739,000. At June 30, 2000, the Company had federal net operating loss carry forwards of $93,604,000 expiring at various dates from June 30, 2004 to June 30, 2020. Approximately $4,776,000 of the net operating loss carry forwards is limited in their use to the future taxable income of Coverdell. The Company's ability to use these losses to offset future taxable income would be subject to limitations under the Internal Revenue Code if certain changes in the Company's ownership occur. The Company also has state net operating loss carry forwards expiring at various dates through June 30, 2005 available to reduce future state taxable income.

NOTE 8 - RELATED PARTY OBLIGATIONS

As of June 30, 2000, the Company's majority-owned subsidiary, iPlace, has a note payable to the President of iPlace for $1,789,000. The note bears interest at the Citibank, N.A. publicly announced interest rate plus 1% per annum and is due on or before February 28, 2001. The interest payable related to this note is $63,000 as of June 30, 2000. Other income, net for fiscal 2000 includes related party interest expense of $63,000.

NOTE 9 - SHAREHOLDERS' EQUITY

Stock Repurchases

The Company has a stock repurchase program. In January 1998, the Board of Directors authorized the Company to repurchase up to 150,000 shares of the Company's Common Stock. The Company completed repurchases under this authorization in April 1999. In April 1999, the Board of Directors authorized the Company to repurchase up to 150,000 shares of the Company's Common Stock. The Company completed repurchases under this authorization in November 1999. In November 1999, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of the Company's Common Stock. In April 2000, the Board of Directors authorized the Company to repurchase an additional 1,000,000 shares of the Company's Common Stock. As of June 30, 2000, approximately 1,038,000 shares were remaining for repurchase under the November 1999 and April 2000 authorizations. During fiscal 2000, the Company repurchased 1,097,000 shares for $36,340,000, compared to the repurchase of 111,000 shares for $3,801,000 in fiscal 1999 and 156,000 shares for $3,515,000 in fiscal 1998.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Compensation Plans
At June 30, 2000, the Company has five stock-based compensation plans which are described below. The Company applies APB 25 and related interpretations in accounting for its plans. Compensation expense of $467,000 has been recognized during fiscal 2000, 1999 and 1998 related to its stock option plans under APB
25. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:



                                                      Year ended June 30,
                                        ----------------------------------------------
                                           2000              1999              1998
                                        ----------        ----------        ----------
                                            ($ in thousands, except per share data)
      Net income (loss):
         As reported                    $   10,333        $    2,669        $    2,447
         Pro forma                           3,875              (732)            1,233

      Earnings (loss) per share:
         As reported
            Basic                       $     0.68        $     0.17        $     0.16
            Diluted                           0.61              0.16              0.15
         Pro forma
            Basic                       $     0.26        $    (0.05)       $     0.08
            Diluted                           0.23             (0.04)             0.08

The pro forma effect of SFAS No. 123 on fiscal 2000, 1999 and 1998 results is not representative of the pro forma effect on net income (loss) in future years because SFAS No. 123 does not take into consideration pro forma compensation expense related to grants made prior to July 1, 1995.

Under the stock option plans and the agreement with an executive officer described below, the fair value of each option grant calculated under the provisions of SFAS No. 123 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 2000, 1999 and 1998:

                                    2000       1999       1998
                                    ----       ----       ----
      Dividend yield                  0%         0%         0%
      Expected volatility            50%        50%        42%
      Risk free interest rate        5.9%       4.8%       5.8%
      Expected lives                 5 years    5 years    4.5 years

The weighted average fair value per share of options granted at market value were $14.04, $8.52 and $9.04 for the years ended June 30, 2000, 1999 and 1998, respectively.

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

During fiscal 1996, the Board of Directors and shareholders of the Company approved the adoption of the 1995 Executive Officers' Stock Option Plan and the 1995 Non-Employee Directors' Stock Option Plan under which the Board is authorized to grant 360,000 and 180,000 options, respectively, to acquire shares of Common Stock at a price per share equal to or greater than fair market value at the date of grant. Under the Executive Officers' Stock Option Plan, the Board can determine the date on which options vest and become exercisable. Options become exercisable over a four-year period under the Non-Employee Directors' Stock Option Plan.

Under the stock option plans described above, options generally become exercisable over a four-year period and expire at the earlier of termination of employment or ten years from date of grant (eight years for grants prior to December 31, 1995).

The Company had an agreement with an executive officer, whereby the Company was required to grant options to purchase up to 144,000 shares of Common Stock to the executive for achievement of certain performance goals. These options have a stated exercise price of $2.78 per share and vest ratably over a four-year period from date of grant. The executive was granted 43,200 and 14,400 options to purchase Common Stock in 1997 and 1996, respectively. The Company recognized compensation expense of $122,000 for each of the years ended June 30, 2000, 1999 and 1998.

In connection with a grant of options in June 1996 to purchase 360,000 shares of Common Stock, the Company recognized compensation expense of $345,000 during each of the years ended June 30, 2000, 1999 and 1998. Compensation expense is being recognized over the four-year vesting period and is measured based on the excess of the fair market value of the Company's stock over the grant price of the options.

In connection with the acquisition of Coverdell on April 2, 1998 (see Note 3), the Company substituted 93,000 options to acquire Common Stock for options to acquire Coverdell common stock with the same terms and conditions at an exercise price of $20.81 per share. The fair value of these options, approximately $900,000, has been accounted for as a part of the Coverdell purchase price.

During October 1998, the Compensation Committee of the Company's Board of Directors approved a stock option exchange program. Pursuant to this exchange program, options granted on April 2, 1998 with an exercise price of $30.375 and a vesting period of four years were cancelled in exchange for new options granted on October 28, 1998 with an exercise price of $15.00 and a vesting period of four years. A total of 100,000 shares were exchanged. No compensation expense has been recognized in the financial statements as the exercise price was equal to the market value of the stock at the date of grant, October 28, 1998.

Information with respect to options to purchase shares issued under these plans is as follows:

                                                   2000                     1999                     1998
                                                   ----                     ----                     ----
                                                          Average                  Average                   Average
                                                          Exercise                Exercise                  Exercise
(Shares in thousands)                       Shares         Price    Shares          Price       Shares        Price
                                            ------         -----    ------          -----       ------        -----
Outstanding at beginning of year            2,842         $ 12.46    1,754        $   8.25       1,649       $ 4.78
Granted at market value                     1,068           27.67    1,343           17.96         257        21.84
Replaced/Exchanged                              -              -       100           15.00          93        20.81
Exercised                                    (451)          (8.06)    (182)           4.01        (202)        2.30
Cancelled                                       -              -      (100)          30.38           -          -
Forfeited                                    (479)         (21.39)     (73)          13.78         (43)       11.45
                                            -----                    -----                       -----
Outstanding at end of year                  2,980         $ 17.14    2,842         $ 12.46       1,754       $ 8.25
                                            =====                    =====                       =====

                                                 Options Outstanding                         Options Exercisable
                                       ----------------------------------------            -----------------------
                                          Shares        Average      Average                  Shares       Average
                                        Outstanding    Remaining     Exercise               Outstanding   Exercise
(Shares in thousands)                   at 6/30/00    Life (Years)    Price                 at 6/30/00      Price
                                        ----------    ------------    -----                 ----------      -----
$1.57 to $2.99                                333          3.8        $  2.46                    322      $  2.45
$3.00 to $4.99                                279          5.6           4.17                    279         4.17
$5.00 to $13.99                               280          6.2           9.87                    171         9.92
$14.00 to $15.99                              504          8.1          14.99                    112        14.99
$16.00 to $20.99                              511          8.6          17.93                    209        18.75
$21.00 to $28.99                              355          9.4          24.42                     15        25.00
$29.00 and over                               718          8.9          29.16                     30        29.88
                                            -----                                              -----
                                            2,980          7.6        $ 17.14                  1,138      $  9.24
                                            =====                                              =====

Options exercisable as of June 30, 1999 and 1998 were 956,000 and 781,000, respectively.

iPlace Stock Option Plan
On February 11, 2000, the Board of Directors of iPlace established and approved the iPlace 2000 Stock Option Plan. In connection with the acquisition of eNeighborhoods on February 23, 2000 and Qspace on April 30, 2000 (see Note 3), iPlace issued 233,000 options at an average exercise price of $4.82 and 35,000 options at an average exercise price of $13.70. The fair value of these options has been accounted for as a part of the respective purchase prices. The iPlace options are issued at the estimated fair value of the underlying common stock and generally vest 25% per year beginning one year from the date of grant. During 2000, 435,000 options were granted at an average exercise price of $13.84 and 75,000 options were forfeited at an average exercise price of $11.37. At June 30, 2000, options to purchase approximately 628,000 shares of iPlace stock remained outstanding at an average exercise price of $10.78 with 72,000 of those options exercisable at an average exercise price of $1.41.

For purposes of calculating the pro forma SFAS No. 123 compensation expense under the iPlace stock option plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended June 30, 2000: dividend yield and volatility of 0%; risk free interest rate of 6.0% and expected life of 5.0 years. The weighted average fair value of options granted at market value during fiscal 2000 was $2.89.

Employee Stock Purchase Plan
During fiscal 1997, the Company adopted the 1996 Employee Stock Purchase Plan which provides for the issuance of up to 360,000 shares of common stock. The plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of (a)

85% of the closing price of the Common Stock on the day the purchase period commences or (b) 85% of the closing price of the Common Stock on the day the purchase period terminates. During fiscal 2000, 18,380 shares were purchased under the plan. Purchases under the plan during fiscal 1999 totaled 16,087 shares. Purchases under the plan during 1998 were not significant.

Warrants
During fiscal 2000, warrants to acquire 158,281 shares of Common Stock were exercised (131,000 at $2.05 per share and 27,281 at $0.0014 per share). During fiscal 1999, warrants to acquire 16,344 shares of Common Stock were exercised (9,324 at $0.0014 per share and 7,020 at $3.56 per share). In addition, during fiscal 1999, warrants to acquire 19,757 shares of Common Stock at $3.56 expired. During fiscal 1998, warrants to acquire 57,509 shares of Common Stock were exercised (28,121 at $0.0014 per share and 29,388 at $3.56 per share).

As of June 30, 2000, the Company had outstanding warrants to purchase an aggregate of 7,272 shares of Common Stock with an exercise price of $0.0014. These warrants expire in August 2000.

NOTE 11 - EMPLOYEE BENEFIT PLAN

All employees over the age of 18 may participate in the Company's 401(k) profit sharing plan. Employees may contribute up to 20% of their compensation subject to certain limitations. The Company may elect to make matching contributions or profit sharing contributions to the plan. There were no Company contributions made for the years ended June 30, 2000, 1999 and 1998.

NOTE 12 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (in thousands):

                                                          YEAR ENDED JUNE 30,
                                                    ----------------------------
                                                    2000        1999        1998
                                                    ----        ----        ----
Cash paid during the period for interest            $ 90        $ 55        $114
Cash paid during the period for income taxes        $205        $ 76        $ --

                            MEMBERWORKS INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                Balance at    Charged to  Charged to Other
                                               Beginning of   Costs and      Accounts --       Deductions --    Balance at End
Description                                      Period        Expense        Describe           Describe         of Period
-----------                                      ------        -------        --------           --------         ---------
Year Ended June 30, 2000
Allowance for cancellations                     $24,811,000     $  --      $282,301,000 A     $273,635,000 B     $33,477,000
Valuation allowance for deferred tax assets      14,284,000        --        (4,109,000)D                 --      10,175,000

Year Ended June 30, 1999
Allowance for cancellations                     $16,362,000     $  --      $192,019,000 A     $183,570,000 B     $24,811,000
Valuation allowance for deferred tax assets      13,739,000        --           545,000 C                 --      14,284,000

Year Ended June 30, 1998
Allowance for cancellations                     $11,401,000     $  --      $101,381,000 A     $ 96,420,000 B     $16,362,000
Valuation allowance for deferred tax assets      12,977,000        --           762,000 C                 --      13,739,000


(A) Charged to balance sheet account "Deferred membership fees."

(B) Charges for refunds upon membership cancellations.

(C) Increase in the valuation allowance for deferred tax assets is due to an increase in deferred tax assets.

(D) Decrease in the valuation allowance for deferred tax assets in due to a decrease in deferred tax assets.