Form 10-Q
period 2000-09-30
MEMBERWORKS INC
filed 2000-11-14
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X     No
                         -------   -----



The number of shares outstanding of the Registrant's capital stock:
15,434,185 shares of Common Stock, $0.01 par value as of November 2, 2000.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q

         PART I.          FINANCIAL INFORMATION                                                           PAGE
         Item 1.          Financial Statements (Unaudited)

                          Condensed Consolidated Balance Sheets as of September 30, 2000
                          and June 30, 2000                                                                  2

                          Condensed Consolidated Statements of Operations for the three
                          months ended September 30, 2000 and 1999                                           3

                          Condensed Consolidated Statements of Cash Flows for the three
                          months ended September 30, 2000 and 1999                                           4

                          Notes to Condensed Consolidated Financial Statements                               5


         Item 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                                8

                          Forward Looking Statements                                                        10

         PART II.         OTHER INFORMATION

         Item 1.          Legal Proceedings                                                                 11

         Item 6.          Exhibits and Reports on Form 8-K                                                  11

         Signatures                                                                                         12

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                           September 30,       June 30,
                                                                               2000              2000
                                                                               ----              ----
                                                                            (Unaudited)
                         ASSETS
Current assets:
    Cash and cash equivalents                                                $ 16,273          $ 30,169
    Marketable securities                                                       2,353             6,326
    Accounts receivable                                                        24,687            17,836
    Prepaid membership materials                                                6,851             4,891
    Prepaid expenses                                                            5,835             3,837
    Membership solicitation and other deferred costs                          182,678           128,767
                                                                             --------          --------
             Total current assets                                             238,677           191,826
Fixed assets, net                                                              35,291            34,615
Intangible and other assets                                                    85,885            90,331
                                                                             --------          --------
             Total assets                                                    $359,853          $316,772
                                                                             ========          ========
     LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Current maturities of long-term obligations                              $    159          $    665
    Accounts payable                                                           43,928            49,693
    Accrued liabilities                                                        63,940            62,642
    Due to related parties                                                      1,883             1,852
    Deferred membership fees                                                  249,223           165,437
                                                                             --------          --------
             Total current liabilities                                        359,133           280,289
Long-term obligations                                                           2,208             1,083
                                                                             --------          --------
             Total liabilities                                                361,341           281,372
                                                                             --------          --------

Minority interest                                                              13,845            16,379

Shareholders' (deficit) equity:
    Preferred stock, $0.01 par value -- 1,000 shares
       authorized; no shares issued                                                --                --
    Common stock, $0.01 par value -- 40,000 shares authorized;
       16,551 shares issued (16,507 shares at June 30, 2000)                      165               165
    Capital in excess of par value                                             91,151            91,398
    Deferred compensation                                                           -               (44)
    Accumulated deficit                                                       (60,597)          (27,709)
    Accumulated other comprehensive loss
       Cumulative translation adjustments                                        (229)             (145)
       Unrealized loss on marketable securities                                  (532)               --
    Treasury stock, 1,609 shares at cost (1,585 shares at June 30, 2000)      (45,291)          (44,644)
                                                                             --------          --------
             Total shareholders' (deficit) equity                             (15,333)           19,021
                                                                             --------          --------
             Total liabilities and shareholders' (deficit) equity            $359,853          $316,772
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

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                                      For the three months ended
                                                                                              September 30,
                                                                                              -------------
                                                                                          2000              1999
                                                                                          ----              ----
Revenues                                                                              $  97,799         $  71,658

Expenses:
    Operating                                                                            20,239            12,996
    Marketing                                                                            61,254            40,660
    General and administrative                                                           23,630            14,704
    Amortization of goodwill and other intangibles                                        2,256             1,211
    Gain on sale of investment                                                             (229)             --
    Other income, net                                                                       (92)             (359)
                                                                                      ---------         ---------
Total expenses                                                                          107,058            69,212
                                                                                      ---------         ---------

(Loss) income before equity in affiliate and minority interest                           (9,259)            2,446
Equity in income (loss) of affiliate                                                         83              (112)
Minority interest (Note 5)                                                                2,018              --
                                                                                      ---------         ---------

(Loss) income before income taxes                                                        (7,158)            2,334
Provision for income taxes                                                                 --                --
                                                                                      ---------         ---------

Net (loss) income before cumulative effect of accounting change                          (7,158)            2,334
Cumulative effect of accounting change (Note 4)                                         (25,730)             --
                                                                                      ---------         ---------
Net (loss) income                                                                     $ (32,888)        $   2,334
                                                                                      =========         =========

Basic (loss) earnings per share:
     (Loss) income before cumulative effect of accounting change                      $   (0.48)        $    0.15
     Cumulative effect of accounting change                                               (1.72)             --
                                                                                      ---------         ---------
     Basic (loss) earnings per share                                                  $   (2.20)        $    0.15
                                                                                      =========         =========

Diluted (loss) earnings per share:
     (Loss) income before cumulative effect of accounting change                      $   (0.48)        $    0.13
     Cumulative effect of accounting change                                               (1.72)             --
                                                                                      ---------         ---------
     Diluted (loss) earnings per share                                                $   (2.20)        $    0.13
                                                                                      =========         =========

Weighted average common shares used in (loss) earnings per share calculations:
     Basic                                                                               14,973            15,432
                                                                                      =========         =========
     Diluted                                                                             14,973            17,454
                                                                                      =========         =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                               For the three months ended
                                                                                      September 30,
                                                                                  2000             1999
                                                                                  ----             ----
OPERATING ACTIVITIES
    Net (loss) income                                                           $(32,888)        $  2,334
    Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
        Cumulative effect of accounting change                                    25,730             --
        Gain on sale of investment                                                  (229)            --
        Minority interest                                                         (2,018)            --
        Equity in (income) loss of affiliate                                         (83)             112
        Membership solicitation and other deferred costs                         (67,156)         (43,368)
        Amortization of membership solicitation and other deferred costs          55,666           38,454
        Deferred membership fees                                                  15,592            3,602
        Depreciation and amortization                                              4,493            2,435
        Other                                                                        313              118

    Change in assets and liabilities:
        Accounts receivable                                                       (5,879)             309
        Prepaid membership materials                                              (1,960)             284
        Prepaid expenses                                                          (1,969)             129
        Other assets                                                                 940             (379)
        Related party obligations                                                     92             --
        Accounts payable                                                          (5,781)          (3,094)
        Accrued liabilities                                                        1,137            6,032
                                                                                --------         --------
Net cash (used in) provided by operating activities                              (14,000)           6,968
                                                                                --------         --------

INVESTING ACTIVITIES
    Acquisition of fixed assets                                                   (2,982)          (3,244)
    Business combinations, net of cash acquired and other investments              2,996          (15,790)
                                                                                --------         --------
Net cash provided by (used in) investing activities                                   14          (19,034)
                                                                                --------         --------

FINANCING ACTIVITIES
    Net proceeds from issuance of stock and warrants                                 443              348
    Borrowings from credit facility                                               24,748             --
    Repayments of credit facility                                                (24,433)            --
    Treasury stock purchases                                                        (647)          (1,030)
    Payments of long-term obligations                                                (18)             (16)
                                                                                --------         --------
Net cash provided by (used in) financing activities                                   93             (698)
                                                                                --------         --------
Effect of exchange rate changes on cash and cash equivalents                          (3)               6
                                                                                --------         --------
Net decrease in cash and cash equivalents                                        (13,896)         (12,758)
Cash and cash equivalents at beginning of period                                  30,169           50,939
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $ 16,273         $ 38,181
                                                                                ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2000.

NOTE 2 - EARNINGS PER SHARE

Basic and diluted (loss) earnings per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share". The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

                                                                           Three months ended
                                                                             September 30,
                                                                             -------------
                                                                          2000           1999
                                                                          ----           ----
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income before cumulative effect of accounting change        $ (7,158)        $  2,334
Cumulative effect of accounting change                                  (25,730)            --
                                                                       --------         --------
Net (loss) income available to common shareholders                     $(32,888)        $  2,334
                                                                       ========         ========

Denominator for basic (loss) earnings per share:
Weighted average number of common shares outstanding -  basic            14,973           15,432
Effect of dilutive securities:
   Options and warrants                                                    --              2,022
                                                                       --------         --------
Weighted average number of common shares outstanding -  diluted          14,973           17,454
                                                                       ========         ========

Basic (loss) earnings per share                                        $  (2.20)        $   0.15
                                                                       ========         ========
Diluted (loss) earnings per share                                      $  (2.20)        $   0.13
                                                                       ========         ========

The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. At September 30, 2000 the Company had 1,329,000 shares of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive.

NOTE 3 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of September 30, 2000 and June 30, 2000 include an allowance for membership cancellations of $33,290,000 and $33,477,000, respectively.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

For over a year, the Company has disclosed in its public reporting that the Securities and Exchange Commission staff (the "Staff") planned to issue guidance on revenue recognition and that such guidance could have a material impact on the way the Company has historically recognized revenue. The Staff issued SAB 101 in December 1999. SAB 101 establishes the Staff's preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges. Notwithstanding the Staff's preference described above, it is also stated in SAB 101 that the Staff will not object to the recognition of refundable membership fees, net of estimated refunds, as earned revenue over the membership period (the Company's historical method) in limited circumstances where all of certain criteria set forth in SAB 101 have been met.

Effective July 1, 2000, the Company changed its method of accounting for membership fee revenue to comply with the Staff's preferred method as outlined in SAB 101. Membership fees, and the related direct costs associated with acquiring the underlying memberships, are no longer recognized on a pro-rata basis over the corresponding membership period, but instead are recognized in earnings upon the expiration of membership refund privileges. The cumulative effect of this change in accounting principle as of July 1, 2000 of $25,730,000 was recorded in the fiscal quarter ended September 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which are deferred as part of the cumulative effect adjustment at July 1, 2000 will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire. During the first quarter ended September 30, 2000, the Company recognized $31,735,000 of revenue which was included as a component of the cumulative effect of accounting change booked July 1, 2000. The effect of the adoption of SAB 101 on reported revenue, net loss before the cumulative effect of accounting change and net loss per share before the cumulative effect of accounting change for the first quarter of 2001 is a decrease of $8,383,000, and an increase of $2,771,000 and $0.19, respectively.

The following pro forma net (loss) income and (loss) earnings per share have been prepared assuming SAB 101 was adopted as of July 1, 1999 (in thousands, except per share data).

                                                              Three Months Ended
                                                              ------------------
                                                        9/30/00               9/30/99
                                                        -------               -------
Net (loss) income                                       $(7,158)              $4,332
Basic (loss) earnings per share                         $ (0.48)              $ 0.28
Diluted (loss) earnings per share                       $ (0.48)              $ 0.25


NOTE 5 - MINORITY INTEREST

As of September 30, 2000, the Company is the majority shareholder of iPlace, Inc. with an approximate 58% ownership share. Minority interest in the Statement of Operations represents approximately 42% of iPlace's losses for the quarter ending September 30, 2000.

NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive (loss) income are as follows (in thousands):

                                                              Three Months Ended
                                                                 September 30,
                                                                 -------------
                                                               2000          1999
                                                               ----          ----
Net (loss) income                                           $(32,888)       $2,334
Unrealized loss on marketable securities                        (532)           --
Foreign currency translation (losses) gain                       (84)            6
                                                            --------        ------
Comprehensive (loss) income                                 $(33,504)       $2,340
                                                            ========        ======

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - LEGAL PROCEEDINGS

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

NOTE 8 - SUBSEQUENT EVENT

The Company increased its ownership of Discount Development Services, L.L.C. and its subsidiary Uni-Care, Inc. ("DDS") from 19% to 100%. The Company acquired the 81% interest in two separate transactions on October 12, 2000 and October 20, 2000. The Company paid $8,150,000 in cash and 425,232 shares of MemberWorks Common Stock with an approximate fair market value of $13,641,000 as of the closing date. DDS is in the business of marketing and administration of healthcare network membership programs which provide its members access to various healthcare networks including hearing, vision, prescription and chiropractic. The acquisition will be accounted for under the purchase method of accounting during the quarter ended December 31, 2000.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MemberWorks addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance existing relationships between businesses and consumers. The Company derives its revenues principally from annually renewable membership fees. The Company receives full payment of annual fees at or near the beginning of the membership period, but recognizes revenue as the member's refund privilege expires. Similarly, the costs associated with soliciting each new member, as well as the cost of royalties, are recognized as the related revenue is recognized. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.


THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues increased 36% to $97.8 million for the quarter ended September 30, 2000 from $71.7 million for the quarter ended September 30, 1999 due to an increase in the Company's membership base and an increase in the weighted average program fee. Excluding the effects of "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements" ("SAB 101"), revenues would have increased 48% to $106.2 million in 2000. The Company's membership base increased to approximately 7.3 million members at September 30, 2000 from 5.5 million members at September 30, 1999. The increase in the Company's membership base was due to increased demand for the Company's existing programs. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $32.1 million in 2000 from $27.5 million in 1999. As a percentage of individual membership revenues, these amounts represented 37% in 2000 and 42% in 1999. The decreased ratio was primarily due to the adoption of SAB 101.

OPERATING EXPENSES. Operating expenses increased 56% to $20.2 million in 2000 from $13.0 million in 1999 due to the servicing requirements of the larger membership base. As a percentage of revenues, operating expenses increased to 20.7% in 2000 from 18.1% in 1999. Excluding the effect of SAB 101, operating expenses would have been 18.9% of revenues in 2000. Operating expenses, as a percentage of revenues, increased primarily due to expansion of the call center capacity.

MARKETING EXPENSES. Marketing expenses increased 51% to $61.3 million in 2000 from $40.7 million in 1999 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses increased to 62.6% in 2000 from 56.7% in 1999. Excluding the effect of SAB 101, marketing expenses would have been 63.1% of revenues in 2000. Marketing expenses, as a percentage of revenues, increased primarily due to reduced MemberLink margins and higher cancellation rates.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 61% to $23.6 million in 2000 from $14.7 million in 1999. As a percentage of revenues, general and administrative expenses increased to 24.2% in 2000 from 20.5% in 1999. Expenses increased in 2000 compared to 1999 due to higher staff related expenses and occupancy costs related to the expansion of our online and international business initiatives.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization increased to $2.3 million in 2000 from $1.2 million in 1999 due to the acquisition of two companies since September 30, 1999.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents. Other income decreased to $0.1 million in 2000 from $0.4 million in 1999 due to a decrease in the Company's cash position. The Company's cash position decreased to $16.3 million at September 30, 2000 from $38.2 million at September 30, 1999 primarily due to purchases made under the Company's stock repurchase program. The Company invests in short-term, investment-grade, interest-bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the three months ended September 30, 2000 and 1999 due to tax losses realized in those periods.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was $14.0 million for the quarter ended September 30, 2000 compared to $7.0 million provided in 1999 primarily due to changes in working capital items which decreased cash in 2000 by $13.4 million but increased cash in 1999 by $3.3 million. Operating cash flow before changes in working capital decreased in 2000 versus 1999 primarily due to increased spending to expand the Company's online and international initiatives. Working capital decreased in 2000 due to timing of accounts receivable collections and the timing of accounts payable terms.

Net cash provided by investing activities was $14,000 in 2000 versus a $19.0 million use of cash in 1999. Net cash provided by investing activities increased due to the receipt of $3.0 million in proceeds from the sale of a portion of the Company's investment in 24/7 Media, Inc. During the September 1999 quarter, the Company completed its purchase of ConsumerInfo.com for $15.9 million in cash. The Company's capital expenditures were $3.0 million in 2000 and $3.2 million in 1999.

The Company generated $0.1 million from financing activities in 2000 versus a use of $0.7 million in 1999 primarily due to the decrease in the number of treasury stock shares repurchased in 2000, partially offset by an increase in the average cost of the shares purchased of approximately 17% from 1999 to 2000. The Company purchased 24,000 shares of treasury stock in 2000 and 30,000 shares in 1999.

As of September 30, 2000, the Company had cash and cash equivalents of $16.3 million and marketable securities of $2.4 million. In addition, the Company has a $20 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were $0.8 million outstanding under this bank credit facility as of September 30, 2000. The Company believes that existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

For over a year, the Company has disclosed in its public reporting that the Securities and Exchange Commission staff (the "Staff") planned to issue guidance on revenue recognition and that such guidance could have a material impact on the way the Company has historically recognized revenue. The Staff issued SAB 101 in December 1999. SAB 101 establishes the Staff's preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges. Notwithstanding the Staff's preference described above, it is also stated in SAB 101 that the Staff will not object to the recognition of refundable membership fees, net of estimated refunds, as earned revenue over the membership period (the Company's historical method) in limited circumstances where all of certain criteria set forth in SAB 101 have been met.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Effective July 1, 2000, the Company changed its method of accounting for membership fee revenue to comply with the Staff's preferred method as outlined in SAB 101. Membership fees, and the related direct costs associated with acquiring the underlying memberships, are no longer recognized on a pro-rata basis over the corresponding membership period, but instead will be recognized in earnings upon the expiration of membership refund privileges. The cumulative effect of this change in accounting principle as of July 1, 2000 of $25.7 million was recorded in the fiscal quarter ended September 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which will be deferred as part of the cumulative effect adjustment at July 1, 2000, will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire. During the first quarter ended September 30, 2000, the Company recognized $31.7 million of revenue which was included as a component of the cumulative effect of accounting change booked July 1, 2000. The effect of the adoption of SAB 101 on reported revenue, net loss before the cumulative effect of accounting change and net loss per share before the cumulative effect of accounting change for the first quarter of 2001 is a decrease of $8.4 million, and an increase of $2.8 million and $0.19, respectively.

This change in accounting for the recognition of membership fees in income has no impact on the Company's cash flows or on the value of the underlying memberships.


FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various forward-looking statements and includes assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

         - Further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;

         - The Company's ability to integrate into the Company's management and operations and to successfully operate acquired businesses, including iPlace;

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

         -        New accounting pronouncements.

The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

                            MEMBERWORKS INCORPORATED

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject. The Company is involved in other lawsuits and claims generally incidental to its business.

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


                                                              MEMBERWORKS INCORPORATED
                                                              (Registrant)


Date:  November 14, 2000                             By:      /s/ Gary A. Johnson
                                                              ---------------------------------------------
                                                              Gary A. Johnson, President, Chief
                                                              Executive Officer and Director


       November 14, 2000                             By:      /s/ James B. Duffy
                                                              --------------------------------------------
                                                              James B. Duffy, Executive Vice President and
                                                              Chief Financial Officer (Principal Financial
                                                              and Accounting Officer)