Form 10-Q
period 2000-12-31
MEMBERWORKS INC
filed 2001-02-12
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                           Commission File No. 0-21527


                            MEMBERWORKS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                            06-1276882
------------------------                               -------------------
(State of Incorporation)                                (I.R.S. Employer
                                                       Identification No.)


9 West Broad Street;
Stamford, Connecticut                                          06902
----------------------------------------                    ----------
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

The number of shares outstanding of the Registrant's capital stock: 15,400,196 shares of Common Stock, $0.01 par value as of February 1, 2001.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


         PART I.    FINANCIAL INFORMATION                                                           PAGE

         Item 1.    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of December 31,
                    and June 30, 2000                                                                  2

                    Condensed Consolidated Statements of Operations for the three and six
                    months ended December 31, 2000 and 1999                                            3

                    Condensed Consolidated Statements of Cash Flows for the six
                    months ended December 31, 2000 and 1999                                            4

                    Notes to Condensed Consolidated Financial Statements                               5


         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                9

                    Forward Looking Statements                                                        12

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        13

         PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                 14

         Item 2.    Changes in Securities and Use of Proceeds                                         14

         Item 4.    Submission of Matters to a Vote of Security Holders                               15

         Item 6.    Exhibits and Reports on Form 8-K                                                  15

         Signatures                                                                                   16

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                      December 31,         June 30,
                                                                                           2000              2000
                                                                                      ---------------    -------------
                         ASSETS                                                        (unaudited)
Current assets:
    Cash and cash equivalents                                                         $     31,606       $    30,169
    Marketable securities                                                                        -             6,326
    Accounts receivable                                                                     19,924            17,836
    Prepaid membership materials                                                             6,026             4,891
    Prepaid expenses                                                                         6,272             3,837
    Membership solicitation and other deferred costs                                       179,896           128,767
                                                                                      ---------------    -------------
             Total current assets                                                          243,724           191,826
Fixed assets, net                                                                           38,590            34,615
Intangible and other assets                                                                106,991            90,331
                                                                                      ---------------    -------------
             Total assets                                                             $    389,305       $   316,772
                                                                                      ===============    =============

     LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Current maturities of long-term obligations                                       $        823       $       665
    Accounts payable                                                                        49,967            49,693
    Accrued liabilities                                                                     76,963            62,642
    Due to related parties                                                                   1,943             1,852
    Deferred membership fees                                                               252,313           165,437
                                                                                      ---------------    -------------
             Total current liabilities                                                     382,009           280,289
Long-term obligations                                                                        3,316             1,083
                                                                                      ---------------    -------------
             Total liabilities                                                             385,325           281,372
                                                                                      ---------------    -------------

Minority Interest                                                                           10,871            16,379
Mandatorily redeemable convertible preferred securities of Subsidiary                        4,938                 -

Shareholders' (deficit) equity:
    Preferred stock, $0.01 par value --
      1,000 shares authorized; no shares issued                                                  -                 -
    Common stock, $0.01 par value --
      40,000 shares authorized; 17,028 shares issued
      (16,507 shares at June 30, 2000)                                                         171               165
    Capital in excess of par value                                                         105,924            91,398
    Deferred compensation                                                                     (164)              (44)
    Accumulated deficit                                                                    (67,864)          (27,709)
    Accumulated other comprehensive loss
      Cumulative translation adjustments                                                      (123)             (145)
    Treasury stock, 1,765 shares at cost (1,585 shares at June 30, 2000)                   (49,773)          (44,644)
                                                                                      ---------------    -------------
             Total shareholders' (deficit) equity                                          (11,829)           19,021
                                                                                      ---------------    -------------
             Total liabilities and shareholders' (deficit) equity                     $    389,305       $   316,772
                                                                                      ===============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                          Three months ended            Six months ended
                                                                             December 31,                  December 31,
                                                                       --------------------------    ------------------------
                                                                          2000           1999           2000          1999
                                                                       -----------    -----------    -----------   ----------

Revenues                                                             $    117,616    $    78,908    $   215,415   $  150,566

Expenses:
    Operating                                                              21,711         14,201         41,950       27,197
    Marketing                                                              76,637         45,851        137,891       86,511
    General and administrative                                             23,997         14,729         47,627       29,433
    Amortization of goodwill and other intangibles                          2,827          1,419          5,083        2,630
                                                                       -----------    -----------    -----------   ----------

Operating (loss) income                                                    (7,556)         2,708        (17,136)       4,795
Net loss on sale of investment                                             (2,401)             -         (2,172)           -
Other (expense) income, net principally interest                             (242)           300           (150)         659
                                                                       -----------    -----------    -----------   ----------

(Loss) income before equity in affiliate and minority interest            (10,199)         3,008        (19,458)       5,454
Equity in income (loss) of affiliate                                            -              -             83         (112)
Minority interest (Note 7)                                                  2,932              -          4,950            -
                                                                       -----------    -----------    -----------   ----------

(Loss) income before income taxes                                          (7,267)         3,008        (14,425)       5,342
Provision for income taxes                                                      -              -              -            -
                                                                       -----------    -----------    -----------   ----------

Net (loss) income before cumulative effect of accounting change            (7,267)         3,008        (14,425)       5,342
Cumulative effect of accounting change                                          -              -        (25,730)           -
                                                                       -----------    -----------    -----------   ----------
Net (loss) income                                                    $     (7,267)   $     3,008    $   (40,155)  $    5,342
                                                                       ===========    ===========    ===========   ==========

Basic (loss) earnings per share:
     (Loss) income before cumulative effect of accounting change     $      (0.48)   $      0.20    $    (0.95)   $     0.35
     Cumulative effect of accounting change                                     -              -         (1.70)           -
                                                                       -----------    -----------    -----------   ----------

     Basic (loss) earnings per share                                 $      (0.48)   $      0.20    $    (2.66)   $     0.35
                                                                       ===========    ===========    ===========   ==========

Diluted (loss) earnings per share:
     (Loss) income before cumulative effect of accounting change     $      (0.48)   $      0.18    $    (0.95)   $     0.31
     Cumulative effect of accounting change                                     -              -         (1.70)           -
                                                                       -----------    -----------    -----------   ----------

     Diluted (loss) earnings per share                               $      (0.48)   $      0.18    $    (2.66)   $     0.31
                                                                       ===========    ===========    ===========   ==========

Weighted average common shares used in (loss) earnings per
share calculations:
     Basic                                                                 15,274         15,287         15,124       15,359
                                                                       ===========    ===========    ===========   ==========
     Diluted                                                               15,274         16,982         15,124       17,132
                                                                       ===========    ===========    ===========   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                     Six months ended December 31,
                                                                                 ------------------------------------
                                                                                       2000                1999
                                                                                 ----------------    ----------------
OPERATING ACTIVITIES
    Net (loss) income                                                          $       (40,155)     $        5,342
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Cumulative effect of accounting change                                          25,730                   -
        Net loss on sale of investment                                                   2,172                   -
        Minority interest                                                               (4,950)                  -
        Equity in (income) loss of affiliate                                               (83)                112
        Membership solicitation and other deferred costs                              (132,572)            (98,708)
        Amortization of membership solicitation and other deferred costs               124,031              82,377
        Deferred membership fees                                                        18,451              20,738
        Depreciation and amortization                                                    9,375               5,352
        Other                                                                              968                 234

    Change in assets and liabilities:
        Accounts receivable                                                             (1,588)             (3,810)
        Prepaid membership materials                                                    (1,135)                 74
        Prepaid expenses                                                                (3,275)             (1,481)
        Other assets                                                                     1,252                 (84)
        Related party obligations                                                           91                   -
        Accounts payable                                                                  (265)             (4,859)
        Accrued liabilities                                                             13,924              15,845
                                                                                 ----------------    ----------------
Net cash provided by operating activities                                               11,971              21,132
                                                                                 ----------------    ----------------

INVESTING ACTIVITIES
    Acquisition of fixed assets                                                         (7,993)             (7,167)
    Business combinations, net of cash acquired and other investments                   (2,826)            (16,010)
                                                                                 ----------------    ----------------
Net cash used in investing activities                                                  (10,819)            (23,177)
                                                                                 ----------------    ----------------

FINANCING ACTIVITIES
    Net proceeds from issuance of stock and warrants                                     6,123                 932
    Borrowings from credit facility                                                     73,949                   -
    Repayments of credit facility                                                      (74,434)                  -
    Treasury stock purchases                                                            (5,129)            (20,023)
    Payments of long-term obligations                                                     (188)                (32)
                                                                                 ----------------    ----------------
Net cash provided by (used in) financing activities                                        321             (19,123)
                                                                                 ----------------    ----------------
Effect of exchange rate changes on cash and cash equivalents                               (36)                 21
                                                                                 ----------------    ----------------
Net increase (decrease) in cash and cash equivalents                                     1,437             (21,147)
Cash and cash equivalents at beginning of period                                        30,169              50,939
                                                                                 ----------------    ----------------
Cash and cash equivalents at end of period                                     $        31,606      $       29,792
                                                                                 ================    ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2000.

NOTE 2 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

During October 2000, iPlace, Inc. ("iPlace"), a majority-owned subsidiary of the company, authorized the sale and issuance of 184,000 shares of Series A Preferred Stock at a purchase price of $5,000,000. The Series A Preferred Stock has a par value per share of $0.01, and pays cumulative dividends at an annual rate of 8.0%. Such dividends are accrued from the original issuance date.

The Series A Preferred Stock is convertible at the option of the holder, in whole or part, at any time into iPlace's common stock at an initial conversion rate of one for one. Upon the demand of at least a majority of holders on or after October 10, 2004, all shares of Series A preferred stock could be redeemed at a value of the initial purchase price plus any declared and unpaid dividends.

Series A Preferred Stock holders are entitled to vote upon all matters brought before the iPlace stockholders and are entitled one vote per share. In the event of the liquidation of iPlace, the preferred shareholders will receive $27.23 per share plus all declared and unpaid dividends. As of December 31, 2000 the amount of unpaid dividends totaled $89,000.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3 - EARNINGS PER SHARE

Basic and diluted (loss) earnings per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share". The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):


                                                                         Three months ended        Six months ended
                                                                            December 31,             December 31,
                                                                       ----------------------   ------------------------
                                                                         2000         1999         2000          1999
                                                                       ----------   ---------   -----------   ----------
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income before cumulative effect of accounting change       $  (7,267)   $   3,008   $   (14,425)  $   5,342
Cumulative effect of accounting change                                        -            -       (25,730)          -
                                                                       ----------   ---------   -----------   ----------
Net (loss) income                                                     $  (7,267)   $   3,008   $   (40,155)  $   5,342
                                                                       ==========   =========   ===========   ==========


Denominator for basic (loss) earnings per share:
Weighted average number of common shares outstanding- basic              15,274       15,287        15,124      15,359
Effect of dilutive securities:
   Options and warrants                                                       -        1,695             -       1,773
                                                                       ----------   ---------   -----------   ----------
Weighted average number of common shares outstanding- diluted            15,274       16,982        15,124      17,132
                                                                       ==========   =========   ===========   ==========

Basic (loss) earnings per share                                       $   (0.48)   $    0.20   $    (2.66)   $    0.35
                                                                       ==========   =========   ===========   ==========
Diluted (loss) earnings per share                                     $   (0.48)   $    0.18   $    (2.66)   $    0.31
                                                                       ==========   =========   ===========   ==========

The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the three and six months ended December 31, 2000 are incremental weighted average stock option shares of approximately 3,075,000 and 3,041,000, respectively.

NOTE 4 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of December 31, 2000 and June 30, 2000 include an allowance for membership cancellations of $40,593,000 and $33,477,000, respectively.

NOTE 5 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective July 1, 2000, the Company changed its method of accounting for membership fee revenue to comply with the Staff's preferred method as outlined in SAB 101. Membership fees, and the related direct costs associated with acquiring the underlying memberships, are no longer recognized on a pro-rata basis over the corresponding membership period, but instead are recognized in earnings upon the expiration of membership refund privileges. The cumulative effect of this change in accounting principle as of July 1, 2000 of $25,730,000 was recorded in the fiscal quarter ended September 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which are deferred as part of the cumulative effect adjustment at July 1, 2000 will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire. During the three and six months ended December 31, 2000, the Company recognized $22,142,000 and $53,877,000, respectively, of revenue which was included as a component of the cumulative effect of accounting change booked July 1, 2000. The effect of the adoption of SAB 101 on reported revenue, net loss before the cumulative effect of accounting change and net loss per share before the cumulative effect of accounting change for the three months ended December 31, 2000 is an increase of $6,539,000, and a decrease of $617,000 and $0.04, respectively. The effect of the adoption of SAB 101 on reported revenue, net loss before the cumulative effect of accounting change and net loss per share before the cumulative effect of accounting change for the six months ended December 31, 2000 is a decrease of $1,844,000, and an increase of $2,154,000 and $0.14, respectively.

The following pro forma net (loss) income and (loss) earnings per share have been prepared assuming SAB 101 was adopted as of July 1, 1999 (in thousands, except per share data).

                                                     Three months ended December        Six months ended December
                                                                 31,                               31,
                                                    -------------------------------    -----------------------------
                                                         2000            1999               2000           1999
                                                    ---------------  --------------    ---------------  ------------
     Net (loss) income                              $      (7,267)   $      10,351     $     (14,425)   $   14,683
     Basic (loss) earnings per share                $       (0.48)   $        0.68     $       (0.95)   $     0.96
     Diluted (loss) earnings per share              $       (0.48)   $        0.61     $       (0.95)   $     0.86

This change in accounting for the recognition of membership fees in income has no impact on the Company's cash flows or on the value of the underlying memberships.

NOTE 6 - BUSINESS COMBINATIONS

In October 2000, the Company increased its ownership in Discount Development Services, L.L.C. and its subsidiary Uni-Care, Inc. ("DDS") from 19% to 100%. The Company paid $8,150,000 in cash and 425,232 shares of MemberWorks Common Stock with an approximate fair market value of $13,641,000 as of the date the Company entered into the purchase agreement. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair value at the date of acquisition. DDS is in the business of marketing and the administration of healthcare network membership programs that provide its members access to various healthcare networks including hearing, vision, prescription and chiropractic. The results of DDS's operations are included in the consolidated financial statements from the date of acquisition.

NOTE 7 - MINORITY INTEREST

As of December 31, 2000, the Company is the majority shareholder of iPlace, Inc. with an approximate 58% ownership share. Minority interest in the Statement of Operations represents approximately 42% of iPlace's losses for the three and six months ending December 31, 2000.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 8 - COMPREHENSIVE INCOME

The components of comprehensive (loss) income are as follows (in thousands):

                                                            Three months ended                Six months ended
                                                               December 31,                     December 31,
                                                          2000             1999             2000           1999
                                                     ----------------  -------------   ---------------  ------------
Net (loss) income                                    $      (7,267)    $     3,008     $     (40,155)   $    5,342
Unrealized losses on marketable securities:
   Unrealized loss on marketable securities                      -              -               (532)            -
   Reclassification adjustment for losses included
   in net loss                                                 532              -                532             -
Foreign currency translation gain                              106             15                 22            21
                                                     ----------------  -------------   ---------------  ------------
Comprehensive (loss) income                          $      (6,629)    $    3,023      $     (40,133)   $    5,363
                                                     ================  =============   ===============  ============

NOTE 9 - LEGAL PROCEEDINGS

Except as set forth below, in management's opinion, there are no significant legal proceedings, to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. The Company is involved in other lawsuits and claims generally incidental to its business. The Company may be involved in other litigation or proceedings regarding claims arising in the normal course of business, the adverse outcome of which, could potentially require substantial payments by the Company. In addition, from time to time, and in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory authorities.

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

In January 2001, a purported class action was instituted by plaintiff Brandy L. Ritt against the Company and other defendants in the Court of Common Pleas in Cuyahoga County, Ohio. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated various provisions of Ohio's consumer protection laws in connection with the marketing of certain membership programs offered by the Company. The Company believes that the claims asserted against it are unfounded and the Company will vigorously defend its interests against this suit.

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


THREE MONTHS ENDED DECEMBER 31, 2000 VS. THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES. Revenues increased 49% to $117.6 million for the quarter ended December 31, 2000 from $78.9 million for the quarter ended December 31, 1999 due to an increase in the Company's membership base, an increase in the weighted average program fee and the impact of SAB 101. Excluding the effects of "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements" ("SAB 101"), revenues would have increased 41% to $111.1 million in 2000. The Company's membership base increased to approximately 7.8 million members at December 31, 2000 from 5.8 million members at December 31, 1999. The increase in the Company's membership base was due to increased demand for the Company's existing programs, as well as the introduction of new programs. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $43.7 million in 2000 from $29.7 million in 1999. As a percentage of individual membership revenues, these amounts represented 41% in both periods.

OPERATING EXPENSES. Operating expenses increased 53% to $21.7 million in 2000 from $14.2 million in 1999 due to the servicing requirements of the larger membership base. As a percentage of revenues, operating expenses increased to 18.5% in 2000 from 18.0% in 1999. Excluding the effect of SAB 101, operating expenses would have been 19.5% of revenues in 2000. Operating expenses, as a percentage of revenues, increased primarily due to expansion of the call center capacity as well as increased cost of membership benefits.

MARKETING EXPENSES. Marketing expenses increased 67% to $76.6 million in 2000 from $45.9 million in 1999 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses increased to 65.2% in 2000 from 58.1% in 1999. Excluding the effect of SAB 101, marketing expenses would have been 63.7% of revenues in 2000. Marketing expenses, as a percentage of revenues, increased primarily due to the expansion of our online business initiatives and higher cancellation rates.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 63% to $24.0 million in 2000 from $14.7 million in 1999. As a percentage of revenues, general and administrative expenses increased to 20.4% in 2000 from 18.7% in 1999. Excluding the effect of SAB 101, general and administrative expenses would have been 21.6% of revenues in 2000. Expenses increased in 2000 compared to 1999 due to higher staff related expenses and occupancy costs related to the expansion of our online and international business initiatives.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization increased to $2.8 million in 2000 from $1.4 million in 1999 due to the acquisition of three additional businesses since December 30, 1999.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER EXPENSE/INCOME, NET. Other expense/income, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit. Other expense increased to $0.2 million in 2000 from income of $0.3 million in 1999 due to the Company's borrowings under its line of credit during the period.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the three months ended December 31, 2000 and 1999 due to tax losses realized in those periods.


SIX MONTHS ENDED DECEMBER 31, 2000 VS. SIX MONTHS ENDED DECEMBER 31, 1999

REVENUES. Revenues increased 43% to $215.4 million for the six months ended December 31, 2000 from $150.6 million for the six months ended December 31, 1999 due to an increase in the Company's membership base and an increase in the weighted average program fee. Excluding the effects of "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements" ("SAB 101"), revenues would have increased 44% to $217.3 million in 2000. The Company's membership base increased to approximately 7.8 million members at December 31, 2000 from 5.8 million members at December 31, 1999. The increase in the Company's membership base was due to increased demand for the Company's existing programs, as well as the introduction of new programs. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $75.8 million in 2000 from $57.2 million in 1999. As a percentage of individual membership revenues, these amounts represented 39% in 2000 and 41% in 1999. The decreased ratio was due to the adoption of SAB 101.

OPERATING EXPENSES. Operating expenses increased 54% to $42.0 million in 2000 from $27.2 million in 1999 due to the servicing requirements of the larger membership base. As a percentage of revenues, operating expenses increased to 19.5% in 2000 from 18.1% in 1999. Excluding the effects of SAB 101, operating expenses would have been 19.2% of revenues in 2000. Operating expenses, as a percentage of revenue, increased primarily due to expansion of the call center capacity.

MARKETING EXPENSES. Marketing expenses increased 59% to $137.9 million in 2000 from $86.5 million in 1999 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses increased to 64.0% in 2000 from 57.5% in 1999. Excluding the effect of SAB 101, marketing expenses would have been 63.4% of revenues in 2000. Marketing expenses, as a percentage of revenues, increased primarily due to the expansion of our online business initiatives and higher cancellation rates.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 62% to $47.6 million in 2000 from $29.4 million in 1999. As a percentage of revenues, general and administrative expenses increased to 22.1% in 2000 from 19.5% in 1999. Excluding the effect of SAB 101, general and administrative expenses would have been 21.9% of revenues in 2000. Expenses increased in 2000 compared to 1999 due to higher staff related expenses and occupancy costs related to the expansion of our online and international business initiatives.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization increased to $5.1 million in 2000 from $2.6 million in 1999 due to the acquisition of three additional companies since December 30, 1999.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OTHER EXPENSE/INCOME, NET. Other expense/income, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit. Other expense increased to $0.2 million in 2000 from income of $0.7 million in 1999 due to the Company's borrowings under its line of credit during the period.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the six months ended December 31, 2000 and 1999 due to tax losses realized in those periods.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $12.0 million for the six months ended December 31, 2000 compared to $21.1 million in 1999. The six months ended December 31, 2000 reflects increased spending related to the expansion of the Company's online and international initiatives compared to last year. Changes in working capital items increased cash by $9.0 million in 2000 and $5.7 million in 1999. Changes in working capital items increased in 2000 due to improved accounts receivable collections and the timing of accounts payable terms.

Net cash used in investing activities was $10.8 million in 2000 versus $23.2 million in 1999. Investing activities during the six months ended December 31, 2000 include the receipt of $4.1 million in proceeds from the sale of a portion of the Company's investment in 24/7 Media, Inc. and the use of $8.2 million in cash for the acquisition of the remaining 81% of Discount Development Services, Inc. and its subsidiary Uni-Care, Inc. The Company's capital expenditures for the six months ended December 31, 2000 were $8.0 million in 2000. Investing activities during the six months ended December 31, 1999 include the use of $15.9 million in cash for the acquisition of the remaining 81% of ConsumerInfo.Com and capital expenditures of $7.2 million.

Net cash provided by financing activities was $0.3 million in 2000 and net cash used in financing activities was $19.1 million in 1999. The increase in cash provided by financing activities was due to a reduction in treasury shares acquired under the Company's stock repurchase program. The Company purchased 181,000 shares for $5.1 million during the six months ended December 31, 2000 and 727,000 shares for $20.0 million during the six months ended December 31, 1999. In addition, the Company received $5.0 million in proceeds from the sale of its subsidiary's Preferred Stock during the December 2000 quarter.

As of December 31, 2000, the Company had cash and cash equivalents of $31.6 million. In addition, the Company has a $20 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There was no outstanding balance under this bank credit facility as of December 31, 2000. The Company believes that existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Effective July 1, 2000, the Company changed its method of accounting for membership fee revenue to comply with the Staff's preferred method as outlined in SAB 101. Membership fees, and the related direct costs associated with acquiring the underlying memberships, are no longer recognized on a pro-rata basis over the corresponding membership period, but instead will be recognized in earnings upon the expiration of membership refund privileges. The cumulative effect of this change in accounting principle as of July 1, 2000 of $25.7 million was recorded in the fiscal quarter ended September 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which will be deferred as part of the cumulative effect adjustment at July 1, 2000, will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire. During the three and six months ended December 31, 2000, the Company recognized $22.1 million and $53.9 million, respectively, of revenue which was included as a component of the cumulative effect of accounting change booked July 1, 2000. The effect of the adoption of SAB 101 on reported revenue, net loss before the cumulative effect of accounting change and net loss per share before the cumulative effect of accounting change for the three months ended December 31, 2000 is an increase of $6.5 million, and a decrease of $0.6 million and $0.04, respectively. The effect of the adoption of SAB 101 on reported revenue, net loss before the cumulative effect of accounting change and net loss per share before the cumulative effect of accounting change for the six months ended December 31, 2000 is a decrease of $1.8 million, and an increase of $2.2 million and $0.14, respectively.

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


FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various forward-looking statements and includes assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

   - Further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;
   - The Company's ability to integrate into the Company's management and operations and to successfully operate acquired businesses, including iPlace and DDS;
   -   Economic conditions in areas outside the United States;
   -   Continued growth within the United States;
   - The Company's ability to develop and implement operational and financial systems to manage rapidly growing operations;
   - The Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;
   -   Additional government regulation of the Company's industry; and
   -   New accounting pronouncements.

The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

                            MEMBERWORKS INCORPORATED

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Interest Rate
The Company has a $20.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of December 31, 2000. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on August 31, 2001, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.

Foreign Currency
The Company has international sales and facilities and is, therefore, subject to foreign currency rate exposure. Historically, its international sales have been denominated in British pounds sterling. However, with the acquisition of a Canadian subsidiary, certain sales are denominated in the Canadian dollar. The functional currencies of the Company's foreign operations are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in shareholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic condition. To the extent the Company incurs expenses that are based on locally denominated sales volume paid in local currency, the exposure to foreign exchange risk is reduced. The Company has determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on its financial position, results of operations and cash flows. The Company does not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude the Company's adoption of specific hedging strategies in the future. MemberWorks will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.


Fair Value
MemberWorks does not use derivative financial instruments for speculative or trading purposes. In February 2000, the Company sold its equity interest in AwardTrack, Inc. in exchange for stock in 24/7 Media, Inc. ("24/7"). The carrying value of this investment is affected by changes in the quoted market prices of 24/7 common stock. The Company determines, on a quarterly basis, the fair market value of the 24/7 shares and records an unrealized gain or loss resulting from the change in the fair market value from the previous quarter to the measurement date. If the Company sells all or a portion of this stock, any unrealized gain or loss on the date of the sale will be recorded as a realized gain or loss in the Company's results of operations. As of December 31, 2000, the value recorded for this investment is $0.

                            MEMBERWORKS INCORPORATED

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject. The Company is involved in other lawsuits and claims generally incidental to its business. In addition, from time to time, and in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory authorities.

On May 5, 2000, Eye Care International, Inc. filed a complaint against the Company in the United States District Court, Middle District of Florida. The complaint sought monetary damages based upon the alleged breach of a vendor contract. The complaint has been dismissed.

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

In January 2001, a purported class action was instituted by plaintiff Brandy L. Ritt against the Company and other defendants in the Court of Common Pleas in Cuyahoga County, Ohio. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated various provisions of Ohio's consumer protection laws in connection with the marketing of certain membership programs offered by the Company. The Company believes that the claims asserted against it are unfounded and the Company will vigorously defend its interests against this suit.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a)  None

b)  None

c) In October 2000, the Company increased its ownership in Discount Development Services, L.L.C. and its subsidiary Uni-Care, Inc. from 19% to 100%. As partial consideration, on October 12 and 20, 2000, the Company issued to Innovative Group, L.L.C. a total of 425,232 shares of MemberWorks Common Stock with an approximate fair value of $13,641,000 (as of the date the Company entered into the purchase agreement). The securities were issued in reliance on the private placement exemption under Section 4(2) of the Securities Act, as amended. The Company subsequently registered the shares pursuant to a Registration Statement filed on form S-3 on October 27, 2000.

c)  None

                            MEMBERWORKS INCORPORATED

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) MemberWorks Incorporated's 2000 Annual Meeting of Stockholders was held on November 15, 2000.

b) At the annual meeting the following Class I Directors were elected to the Board of Directors as follows:

        Marc S. Tesler:    For -        12,681,983
                           Against -        69,670
                           Abstain -             0
                           Nonvotes -    2,226,195
        Alec L. Ellison:   For -        12,681,983
                           Against -        69,670
                           Abstain -             0
                           Nonvotes -    2,226,195

    Class II Directors, Stephen J. Clearman and Michael R. O'Brien, and Class III Directors, Gary A. Johnson and Dennis P. Walker, continue to serve as Directors of the Company.

c) The ratification of PricewaterhouseCoopers LLP as the Company's independent auditors was also approved at the annual meeting as follows:

                           For -        12,745,082
                           Against -         1,715
                           Abstain -         4,856
                           Nonvotes -    2,226,195

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits
    None

b)  Reports on Form 8-K
    None

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEMBERWORKS INCORPORATED
                                        (Registrant)


Date: February 12, 2001         By:     /s/ Gary A. Johnson
                                        ---------------------------------------
                                        Gary A. Johnson, President, Chief
                                        Executive Officer and Director


      February 12, 2001         By:     /s/ James B. Duffy
                                        -----------------------------------
                                        James B. Duffy, Executive Vice President
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)