Form 10-Q
period 2001-03-31
MEMBERWORKS INC
filed 2001-05-14
CIK 1020996

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                          Commission File No. 0-21527

                            MEMBERWORKS INCORPORATED
                            ------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                    06-1276882
-----------------------                       ------------------
(State of Incorporation)                       (I.R.S. Employer
                                              Identification No.)

9 West Broad Street;
Stamford, Connecticut                                06902
---------------------------------------            ----------
(Address of principal executive offices)           (Zip Code)

                                 (203) 324-7635
                         ------------------------------
                        (Registrant's telephone number,
                              including area code)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]   No [  ]


The number of shares outstanding of the Registrant's capital stock:
15,348,067 shares of Common Stock, $0.01 par value as of April 27, 2001.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                           PAGE

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 2001
          and June 30, 2000                                                  2

          Condensed Consolidated Statements of Operations for the
          three and nine months ended March 31, 2001 and 2000                3

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended March 31, 2001 and 2000                          4

          Notes to Condensed Consolidated Financial Statements               5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

          Certain Factors That May Affect Future Results                    13


Item 3.   Quantitative & Qualitative Disclosures about Market Risk          14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 15

Item 6.   Exhibits and Reports on Form 8-K                                  15

Signatures                                                                  16

                            MEMBERWORKS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)



                                                            March 31,      June 30,
                                                              2001           2000
                                                            ---------      --------
                                                            (unaudited)

                          ASSETS
Current assets:
    Cash and cash equivalents                               $ 18,935       $ 30,169
    Marketable securities                                         --          6,326
    Accounts receivable                                       19,449         17,836
    Prepaid membership materials                               5,985          4,891
    Prepaid expenses                                           6,082          3,837
    Membership solicitation and other deferred costs         168,668        128,767
                                                            --------       --------
          Total current assets                               219,119        191,826
Fixed assets, net                                             39,014         34,615
Goodwill, net                                                 86,128         71,497
Intangible and other assets, net                              17,536         18,834
                                                            --------       --------
          Total assets                                      $361,797       $316,772
                                                            ========       ========
                LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Current maturities of long-term obligations             $  3,880       $    665
    Accounts payable                                          42,391         49,693
    Accrued liabilities                                       69,137         62,642
    Due to related parties                                     1,988          1,852
    Deferred membership fees                                 248,074        165,437
                                                            --------       --------
          Total current liabilities                          365,470        280,289
Long-term obligations                                          3,199          1,083
                                                            --------       --------
          Total liabilities                                  368,669        281,372
                                                            --------       --------

Minority interest                                              8,344         16,379
Mandatory redeemable convertible preferred
       securities of subsidiary                                5,048             --

Shareholders' (deficit) equity:
   Preferred stock, $0.01 par value -
       1,000 shares authorized; no shares issued                  --             --
   Common stock, $0.01 par value -
       40,000 shares authorized; 17,147 shares issued
       (16,507 shares at June 30, 2000)                          172            165
   Capital in excess of par value                            106,431         91,398
   Deferred compensation                                        (151)           (44)
   Accumulated deficit                                       (74,280)       (27,709)
   Cumulative translation adjustments                           (750)          (145)
   Treasury stock, 1,844 shares at cost (1,585 shares
       at June 30, 2000)                                     (51,686)       (44,644)
                                                            --------       --------
          Total shareholders' (deficit) equity               (20,264)        19,021
                                                            --------       --------
          Total liabilities and shareholders'
            (deficit) equity                                $361,797       $316,772
                                                            ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                                                     Three months ended   Nine months ended
                                                                           March 31,           March 31,
                                                                     ------------------   ------------------
                                                                       2001      2000       2001      2000
                                                                     --------   -------   --------  --------
Revenues                                                             $133,877   $85,129   $349,292  $235,695

Expenses:
     Operating                                                         24,107    16,069     66,057    43,266
     Marketing                                                         85,422    50,279    223,313   136,790
     General and administrative                                        27,023    16,858     74,650    46,291
     Amortization of goodwill and other intangibles                     2,939     1,693      8,022     4,323
     Non-recurring charge (Note 10)                                     3,000        --      3,000        --
                                                                     --------   -------   --------  --------

Operating (loss) income                                                (8,614)      230    (25,750)    5,025
Net (loss) gain on sale of investment                                     --     18,061     (2,172)   18,061
Other (expense) income, net principally interest                         (163)      206       (313)      865
                                                                     --------   -------   --------  --------

(Loss) income before equity in affiliate and minority interest         (8,777)   18,497    (28,235)   23,951
Equity in income of affiliate                                             --        130         83        18
Minority interest (Note 2 and 7)                                        2,361       403      7,311       403
                                                                     --------   -------   --------  --------

(Loss) income before income taxes                                      (6,416)   19,030    (20,841)   24,372
Provision for income taxes                                                --       (201)        --      (201)
                                                                     --------   -------   --------  --------

(Loss) income before cumulative effect of accounting change            (6,416)   18,829    (20,841)   24,171
Cumulative effect of accounting change (Note 5)                            --        --    (25,730)       --
                                                                     --------   -------   --------  --------
Net (loss) income                                                    $ (6,416)  $18,829   $(46,571) $ 24,171
                                                                     ========   =======   ========  ========

Basic (loss) earnings per share:
     (Loss) income before cumulative effect of accounting change     $  (0.42)  $  1.26   $  (1.37) $   1.59
     Cumulative effect of accounting change                                --        --      (1.69)       --
                                                                     --------   -------   --------  --------
     Basic (loss) earnings per share                                 $  (0.42)  $  1.26   $  (3.06) $   1.59
                                                                     ========   =======   ========  ========

Diluted (loss) earnings per share:
     (Loss) income before cumulative effect of accounting change     $  (0.42)  $  1.10   $  (1.37) $   1.41
     Cumulative effect of accounting change                                --        --      (1.69)       --
                                                                     --------   -------   --------  --------
     Diluted (loss) earnings per share                               $  (0.42)  $  1.10   $  (3.06) $   1.41
                                                                     ========   =======   ========  ========

Weighted average common shares used in (loss) earnings per
  share calculations:
     Basic                                                             15,368    14,976     15,205    15,235
                                                                     ========  ========   ========  ========
     Diluted                                                           15,368    17,173     15,205    17,149
                                                                     ========  ========   ========  ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   MEMBERWORKS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (In thousands)

                                                             Nine months ended March 31,
                                                            -----------------------------
                                                              2001                 2000
                                                            ---------           ---------
OPERATING ACTIVITIES
  Net (loss) income                                         $ (46,571)          $  24,171
  Adjustments to reconcile net (loss) income
    to net cash provided by operating
    activities:
      Cumulative effect of accounting change                   25,730                  --
      Net loss (gain) on sale of investment                     2,172             (18,061)
      Minority interest                                        (7,311)               (403)
      Equity in income of affiliate                               (83)                (18)
      Membership solicitation and other deferred
        costs                                                (196,634)           (164,143)
      Amortization of membership solicitation and
        other deferred costs                                  199,149             129,868
      Deferred membership fees                                 14,362              36,721
      Depreciation and amortization                            14,833               8,705
      Other                                                     1,610                 353


  Change in assets and liabilities:
      Accounts receivable                                      (1,113)             (4,354)
      Prepaid membership materials                             (1,094)               (406)
      Prepaid expenses                                         (3,085)             (2,618)
      Other assets                                              1,512                (939)
      Related party obligations                                   136                  --
      Accounts payable                                         (7,796)              1,365
      Accrued liabilities                                       6,098              18,283
                                                            ---------           ---------
Net cash provided by operating activities                       1,915              28,524
                                                            ---------           ---------

INVESTING ACTIVITIES
  Acquisition of fixed assets                                 (11,749)            (11,863)
  Business combinations, net of cash acquired and
    other investments                                          (3,041)            (18,714)
                                                            ---------           ---------
Net cash used in investing activities                         (14,790)            (30,577)
                                                            ---------           ---------

FINANCING ACTIVITIES
  Net proceeds from issuance of stock and warrants              6,575               3,066
  Net borrowings from credit facility                           2,790                  --
  Treasury stock purchases                                     (7,042)            (29,725)
  Payments of long-term obligations                              (500)                (48)
                                                            ---------           ---------
Net cash provided by (used in) financing activities             1,823             (26,707)
                                                            ---------           ---------
Effect of exchange rate changes on cash and cash
  equivalents                                                    (182)                 20
                                                            ---------           ---------
Net decrease in cash and cash equivalents                     (11,234)            (28,740)
Cash and cash equivalents at beginning of period               30,169              50,939
                                                            ---------           ---------
Cash and cash equivalents at end of period                  $  18,935           $  22,199
                                                            =========           =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2000.

NOTE 2 -- MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

During October 2000, iPlace, Inc. ("iPlace"), a majority-owned subsidiary of the Company, authorized the sale and issuance of 184,000 shares of Series A Preferred Stock at a purchase price of $5,000,000. The Series A Preferred Stock has a par value per share of $0.01 and pays cumulative dividends at an annual rate of 8.0%. Such dividends are accrued from the original issuance date.

The Series A Preferred Stock is convertible at the option of the holder, in whole or part, at any time into iPlace's common stock at an initial conversion rate of one for one. Upon the demand of at least a majority of holders on or after October 10, 2004, all shares of Series A preferred stock could be redeemed at a value of the initial purchase price plus any declared and unpaid dividends.

Series A Preferred Stock holders are entitled to vote upon all matters brought before the iPlace stockholders and are entitled one vote per share. In the event of the liquidation of iPlace, the preferred shareholders will receive $27.23 per share plus all declared and unpaid dividends. As of March 31, 2001, the amount of unpaid dividends totaled $189,000.

NOTE 3 -- EARNINGS PER SHARE

Basic and diluted (loss) earnings per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share". The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

                                                                 Three months ended       Nine months ended
                                                                      March 31,                March 31,
                                                                 ------------------       -------------------
                                                                  2001        2000          2001        2000
                                                                 -------    -------       --------    -------
Numerator for basic and diluted (loss) earnings per share:
(Loss) income before cumulative effect of accounting change      $(6,416)   $18,829       $(20,841)   $24,171
Cumulative effect of accounting change                                --         --        (25,730)        --
                                                                 -------    -------       --------    -------
Net (loss) income                                                $(6,416)   $18,829       $(46,571)   $24,171
                                                                 =======    =======       ========    =======

Denominator for basic (loss) earnings per share:
Weighted average number of common shares outstanding -- basic     15,368     14,976         15,205     15,235
Effect of dilutive securities:
  Options and warrants                                                --      2,197             --      1,914
                                                                 -------    -------       --------    -------
Weighted average number of common shares outstanding -- diluted   15,368     17,173         15,205     17,149
                                                                 =======    =======       ========    =======

Basic (loss) earnings per share                                  $ (0.42)   $  1.26       $  (3.06)   $  1.59
                                                                 =======    =======       ========    =======
Diluted (loss) earnings per share                                $ (0.42)   $  1.10       $  (3.06)   $  1.41
                                                                 =======    =======       ========    =======

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The diluted net income per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the three and nine months ended March 31, 2001 are incremental weighted average stock option shares of approximately 3,077,000 and 2,949,000, respectively.

NOTE 4 -- ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of March 31, 2001 and June 30, 2000 include an allowance for membership cancellations of $28,356,000 and $33,477,000, respectively.

NOTE 5 -- CUMULATIVE EFFECT OF ACCOUNTING CHANGE

For over a year, the Company has disclosed in its public reporting that the Securities and Exchange Commission staff (the "Staff") planned to issue guidance on revenue recognition and that such guidance could have a material impact on the way the Company has historically recognized revenue. The Staff issued Staff Accounting Bulletin 101 ("SAB 101") in December 1999.

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

Effective July 1, 2000, the Company changed its method of accounting for membership fee revenue to comply with the Staff's preferred method as outlined in SAB 101. Membership fees, and the related direct costs associated with acquiring the underlying memberships, are no longer recognized on a pro-rata basis over the corresponding membership period, but instead are recognized in earnings upon the expiration of membership refund privileges. The cumulative effect of this change in accounting principle as of July 1, 2000 of $25,730,000 was recorded in the fiscal quarter ended September 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which are deferred as part of the cumulative effect adjustment at July 1, 2000 will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire. During the three and nine months ended March 31, 2001, the Company recognized $12,553,000 and $66,430,000, respectively, of revenue which was included as a component of the cumulative effect of accounting change booked July 1, 2000. The effect of the adoption of SAB 101 on reported revenue, loss before the cumulative effect of accounting change and loss per share before the cumulative effect of accounting change for the three months ended March 31, 2001, is an increase of $11,172,000, $1,989,000 and $0.13, respectively. The effect of the adoption of SAB 101 on reported revenue, loss before the cumulative effect of accounting change and loss per share before the cumulative effect of accounting change for the nine months ended March 31, 2001, is an increase of $9,328,000, and a decrease of $165,000 and $0.01, respectively.

The following pro forma net (loss) income and (loss) earnings per share have been prepared assuming SAB 101 was adopted as of July 1, 1999 (in thousands, except per share data).

                                      Three months ended     Nine months ended
                                           March 31,             March 31,
                                      ------------------    --------------------
                                        2001       2000       2001         2000
                                      -------    -------    --------     -------

    Net (loss) income                 $(6,416)   $23,545    $(20,841)    $38,228
    Basic (loss) earnings per share   $ (0.42)   $  1.57    $  (1.37)    $  2.51
    Diluted (loss) earnings per share $ (0.42)   $  1.37    $  (1.37)    $  2.23

This change in accounting for the recognition of membership fees in income has no impact on the Company's cash flows or on the value of the underlying memberships.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTES 6 -- BUSINESS COMBINATIONS

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

NOTE 7 -- MINORITY INTEREST

As of March 31, 2001, the Company is the majority shareholder of iPlace, Inc. with an approximate 58% ownership share. Minority interest in the Statements of Operations represents approximately 42% of iPlace's losses for the three and nine months ending March 31, 2001.

NOTE 8 -- COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows (in thousands):

                                      Three months ended      Nine months ended
                                           March 31,              March 31,
                                      ------------------      -----------------
                                        2001       2000         2001      2000
                                      -------    -------      --------   ------

Net (loss) income                     $(6,416)   $18,829      $(46,571)  $24,171
Unrealized losses on marketable
  securities:
  Unrealized loss on marketable
    securities                             --         --          (532)       --
  Reclassification adjustment for
    losses included in net loss            --         --           532        --
Foreign currency translation
  (loss) gain                            (627)        (1)         (605)       20
                                      -------    -------      --------   -------
Comprehensive (loss) income           $(7,043)   $18,828      $(47,176)  $24,191
                                      =======    =======      ========   =======

NOTE 9 -- BANK CREDIT FACILITY

During the third fiscal quarter of 2001, the Company amended its bank credit facility originally dated September 15, 1999 to, among other things, increase the amount available to the Company under the agreement from $20,000,000 to $28,000,000. The amended bank credit facility bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. The amended bank credit facility is renewable March 1, 2002. The amended bank credit facility requires that the Company maintain a compensating balance of $10,000,000 in addition to certain financial covenants. There were borrowings of $3,275,000 outstanding under this bank credit facility as of March 31, 2001.

NOTE 10 -- LEGAL PROCEEDINGS

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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 1999, a purported class action was instituted by plaintiffs Kathryn Rosebear and Anne Bergman against the Company and other defendants in the United States District Court, District of Minnesota. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated their privacy policies and Minnesota consumer law. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against this suit.

In January 2001, a purported class action was instituted by plaintiff Brandy L. Ritt against the Company and other defendants in the Court of Common Pleas in Cuyahoga County, Ohio. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated various provisions of Ohio's consumer protection laws in connection with the marketing of certain membership programs offered by the Company. The Company believes that the claims asserted against it are unfounded and the Company will vigorously defend its interest against this suit.

In April 2001, the Company entered into a voluntary agreement with the State of California and Ventura and Orange Counties to implement certain marketing practices in the State of California. Pursuant to the agreement, the Company will pay costs of investigation and civil penalties of $2,000,000 to be split between the state and the counties. The Company has also established a reserve of $1,000,000 to cover specific costs related to the agreement. As a result of the agreement, the Company has taken a non-recurring charge of $3,000,000 during the quarter ended March 31, 2001.

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

THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

REVENUES. Revenues increased 57% to $133.9 million for the quarter ended March 31, 2001 from $85.1 million for the quarter ended March 31, 2000 due to an increase in the Company's membership base, an increase in the weighted average program fee and the impact of "Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements" ("SAB 101"). Excluding the effects of SAB 101, revenues would have increased 44% to $122.7 million in 2001. The Company's membership base increased to approximately 7.9 million members at March 31, 2001 from 6.2 million members at March 31, 2000. The increase in the Company's membership base was due to increased demand for the Company's existing programs, as well as the introduction of new programs. The increase in the weighted average program fee was due to an increase in program pricing and the introduction of new programs with higher fees. Revenues from renewals increased to $47.7 million in 2001 from $32.9 million in 2000. As a percentage of individual membership revenues, these amounts represented 40% in 2001 and 42% in 2000.

OPERATING EXPENSES. Operating expenses increased 50% to $24.1 million in 2001 from $16.1 million in 2000 due to the servicing requirements of the larger membership base. As a percentage of revenues, operating expenses decreased to 18.0% in 2001 from 18.9% in 2000. Excluding the effect of SAB 101, operating expenses would have been 19.8% of revenues in 2001. Operating expenses, as a percentage of revenues, increased primarily due to an increase in the mix of revenue generated from our online business which has a higher operating expense ratio than our other businesses.

MARKETING EXPENSES. Marketing expenses increased 70% to $85.4 million in 2001 from $50.3 million in 2000 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses increased to 63.8% in 2001 from 59.1% in 2000. Excluding the effect of SAB 101, marketing expenses would have been 62.0% of revenues in 2001. Marketing expenses, as a percentage of revenues, increased primarily due to the expansion of our online business initiatives and higher cancellation rates.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 60% to $27.0 million in 2001 from $16.9 million in 2000. As a percentage of revenues, general and administrative expenses increased to 20.2% in 2001 from 19.8% in 2000. Excluding the effect of SAB 101, general and administrative expenses would have been 22.0% of revenues in 2001. Expenses increased in 2001 compared to 2000 due to higher staff related expenses and occupancy costs required to support the Company's growth.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization increased to $2.9 million in 2001 from $1.7 million in 2000 due to the acquisition of two additional businesses since March 31, 2000.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-RECURRING CHARGE. In April 2001, the Company entered into a voluntary agreement with the State of California and Ventura and Orange Counties to implement certain marketing practices in the State of California. Pursuant to the agreement, the Company will pay costs of investigation and civil penalties of $2.0 million to be split between the state and the counties. The Company has also established a reserve of $1.0 million to cover specific costs related to the agreement. As a result of the agreement, the Company has taken a non-recurring charge of $3.0 million.

OTHER EXPENSE/INCOME, NET. Other expense/income, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit. Other expense was $0.2 million in 2001 compared to other income of $0.2 million in 2000 due to the Company's borrowings under its line of credit during the period.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the three months ended March 31, 2001 due to tax losses realized. The Company recorded a provision for income taxes of $0.2 million for the three months ended March 31, 2000 related to alternative minimum taxes.

NINE MONTHS ENDED MARCH 31, 2001 VS. NINE MONTHS ENDED MARCH 31, 2000

REVENUES. Revenues increased 48% to $349.3 million for the nine months ended March 31, 2001 from $235.7 million for the nine months ended March 31, 2000 due to an increase in the Company's membership base and an increase in the weighted average program fee. Excluding the effects of SAB 101, revenues would have increased 44% to $340.0 million in 2001. The Company's membership base increased to approximately 7.9 million members at March 31, 2001 from 6.2 million members at March 31, 2000. The increase in the Company's membership base was due to increased demand for the Company's existing programs, as well as the introduction of new programs. The increase in the weighted average program fee was due to an increase in program pricing and the introduction of new programs with higher fees. Revenues from renewals increased to $123.6 million in 2001 from $90.1 million in 2000. As a percentage of individual membership revenues, these amounts represented 40% in 2001 and 41% in 2000.

OPERATING EXPENSES. Operating expenses increased 53% to $66.1 million in 2001 from $43.3 million in 2000 due to the servicing requirements of the larger membership base. As a percentage of revenues, operating expenses increased to 18.9% in 2001 from 18.4% in 2000. Excluding the effects of SAB 101, operating expenses would have been 19.4% of revenues in 2001. Operating expenses, as a percentage of revenues, increased primarily due to an increase in the mix of revenue generated from our online business which has a higher operating expense ratio than our other businesses as well as the expansion of the call center capacity.

MARKETING EXPENSES. Marketing expenses increased 63% to $223.3 million in 2001 from $136.8 million in 2000 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses increased to 63.9% in 2001 from 58.0% in 2000. Excluding the effect of SAB 101, marketing expenses would have been 62.9% of revenues in 2001. Marketing expenses, as a percentage of revenues, increased primarily due to the expansion of our online business initiatives and higher cancellation rates.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 61% to $74.7 million in 2001 from $46.3 million in 2000. As a percentage of revenues, general and administrative expenses increased to 21.4% in 2001 from 19.6% in 2000. Excluding the effect of SAB 101, general and administrative expenses would have been 22.0% of revenues in 2001. Expenses increased in 2001 compared to 2000 due to higher staff related expenses and occupancy costs required to support the Company's growth.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization increased to $8.0 million in 2001 from $4.3 million in 2000 due to the acquisition of two additional businesses since March 31, 2000.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-RECURRING CHARGE. In April 2001, the Company entered into a voluntary agreement with the State of California and Ventura and Orange Counties to implement certain marketing practices in the State of California. Pursuant to the agreement, the Company will pay costs of investigation and civil penalties of $2.0 million to be split between the state and the counties. The Company has also established a reserve of $1.0 million to cover specific costs related to the agreement. As a result of the agreement, the Company has taken a non-recurring charge of $3.0 million.

OTHER EXPENSE/INCOME, NET. Other expense/income, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit. Other expense increased to $0.3 million in 2001 from income of $0.9 in 2000 due to the Company's borrowings under its line of credit during the period.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the nine months ended March 31, 2001 due to tax losses realized. The Company recorded a provision for income taxes of $0.2 million for the nine months ended March 31, 2000 related to alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $1.9 million for the nine months ended March 31, 2001 compared to $28.5 million in 2000. The nine months ended March 31, 2001 reflects increased spending related to the expansion of the Company's online and international initiatives compared to last year. Changes in working capital items decreased cash by $5.3 million in 2001 and increased cash by $11.3 million in 2000. Changes in working capital items decreased cash in 2001 due to changes in the Company's mix of volume between marketing partners with varying payment terms and a decrease in the liability for cancellations since June 30, 2000. The decrease in the liability can be attributed to the timing of billings and refunds rather than a decrease in the cancellation rates.

Net cash used in investing activities was $14.8 million in 2001 versus $30.6 million in 2000. Investing activities during the nine months ended March 31, 2001 included the receipt of $4.1 million in proceeds from the sale of a portion of the Company's investment in 24/7 Media, Inc. and the use of $8.2 million in cash for the acquisition of the remaining 81% of Discount Development Services, Inc. and its subsidiary Uni-Care, Inc. The Company's capital expenditures for the nine months ended March 31, 2001 were $11.7 million. Investing activities during the nine months ended March 31, 2000 include the use of $15.9 million in cash for the acquisition of the remaining 81% of ConsumerInfo.Com and capital expenditures of $11.9 million.

Net cash provided by financing activities was $1.8 million in 2001 and cash used by financing activities was $26.7 million in 2000. The increase in cash provided by financing activities was due to a reduction in treasury shares acquired under the Company's stock repurchase program. The Company purchased 262,000 shares for $7.0 million during the nine months ended March 31, 2001 compared to 924,000 shares for $29.7 million during the nine months ended March 31, 2000. In addition, the Company received $5.0 million in proceeds from the sale of its subsidiary's Preferred Stock during the December 2000 quarter.

As of March 31, 2001, the Company had cash and cash equivalents of $18.9 million. In addition, the Company has a $28.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were borrowings of $3.3 million outstanding under this bank credit facility as of March 31, 2001. The bank credit facility requires that the Company maintain a compensating balance of $10.0 million in addition to certain financial covenants. The Company believes that existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company did not have any material commitments for capital expenditures as of March 31, 2001. However, the Company anticipates to incur spending for capital expenditures consistent with its anticipated growth of operations. The Company intends to utilize cash generated from operations and its funds available under its credit facility to fulfill any capital expenditure requirements for the remainder of Fiscal 2001.

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

Effective July 1, 2000, the Company changed its method of accounting for membership fee revenue to comply with the Staff's preferred method as outlined in SAB 101. Membership fees, and the related direct costs associated with acquiring the underlying memberships, are no longer recognized on a pro-rata basis over the corresponding membership period, but instead will be recognized in earnings upon the expiration of membership refund privileges. The cumulative effect of this change in accounting principle as of July 1, 2000 of $25.7 million was recorded in the fiscal quarter ended September 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which will be deferred as part of the cumulative effect adjustment at July 1, 2000, will be recognized in earnings during fiscal year 2001 as the underlying refund privileges expire. During the three and nine months ended March 31, 2001, the Company recognized $12.6 million and $66.4 million, respectively, of revenue which was included as a component of the cumulative effect of accounting change booked July 1, 2000. The effect of the adoption of SAB 101 on reported revenue, loss before the cumulative effect of accounting change and loss per share before the cumulative effect of accounting change for the three months ended March 31, 2001, is an increase of $11.2 million, $2.0 million and $0.13, respectively. The effect of the adoption of SAB 101 on reported revenue, loss before the cumulative effect of accounting change and loss per share before the cumulative effect of accounting change for the nine months ended March 31, 2001, is an increase of $9.3 million, and a decrease of $0.2 million and $0.01, respectively.

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various forward-looking statements and includes assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to significant risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

     o Further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;

     o The Company's ability to integrate into the Company's management and operations and to successfully operate acquired businesses, including iPlace and DDS;

     o    Economic conditions in areas outside the United States;

     o    Continued growth within the United States;

     o The Company's ability to develop and implement operational and financial systems to manage rapidly growing operations;

     o The Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;

     o    Additional government regulation of the Company's industry; and

     o    New accounting pronouncements.

The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise.

                            MEMBERWORKS INCORPORATED

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate

The Company has a $28.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal
Funds Rate plus 0.5% per annum. There were borrowings of $3,275,000 outstanding under this bank credit facility as of March 31, 2001. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations.
If the Company is not able to renew its existing credit facility agreement, which matures on March 1, 2002, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.

Foreign Currency

The Company has international sales and facilities in the United Kingdom and Canada and therefore, is subject to foreign currency rate exposure. Historically, international sales have been denominated in British pounds sterling and the Canadian dollar. The functional currencies of the Company's foreign operations are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in shareholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic condition. To the extent the Company incurs expenses that are based on locally denominated sales volume paid in local currency, the exposure to foreign exchange risk is reduced. The Company has determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on its financial position, results of operations and cash flows. The Company does not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude the Company's adoption of specific hedging strategies in the future. MemberWorks will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Fair Value

MemberWorks does not use derivative financial instruments for speculative or trading purposes. In February 2000, the Company sold its equity interest in AwardTrack Inc., in exchange for stock in 24/7 Media, Inc. ("24/7"). The carrying value of this investment is affected by changes in the quoted market prices of 24/7 common stock. As of March 31, 2001, this investment has no recorded value.

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

In April 2001, the Company and Sears, Roebuck and Co. ("Sears") voluntarily settled an investigation by the Attorney General of California and the District Attorneys of Ventura and Orange Counties (the "California Parties") of possible consumer confusion over disclosures made while marketing membership programs in California. On April 27, 2001, the Superior Court of the State of California in the County of Orange entered an Injunction and Final Judgement pursuant to a voluntary stipulation among the parties, which settles all claims raised by the complaint filed on April 27, 2001 by the California Parties. The Company and Sears agreed to the settlement without filing a response to the complaint. The settlement is not an admission of any issue of law or fact or any violation of law. Pursuant to the terms of the settlement, the Company and Sears will pay costs of investigation and civil penalties of $1.5 million and $0.5 million, respectively, to be split between the state and the counties. Under the Company's marketing agreement with Sears, the Company will reimburse Sears for the $0.5 million. The Company has also established a reserve of $1.0 million to cover specific costs related to the agreement. As a result of the agreement, the Company has taken a non-recurring charge of $3.0 million. A more detailed description of the settlement was filed on May 8, 2001 as a report on Form 8-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits
     None

b)   Reports on Form 8-K
     On January 31, 2001, the Company filed on Form 8-K under Item 9 "Regulation FD Disclosure" a press release concerning, among other things, the filing of a Current Report on Form 8-K and the attached transcript of the second quarter fiscal 2001 results which took place on January 30, 2001.

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEMBERWORKS INCORPORATED
                                    (Registrant)


Date: May 14, 2001             By:  /s/ Gary A. Johnson
                                    ---------------------------------
                                    Gary A. Johnson, President,
                                    Chief Executive Officer and Director


      May 14, 2001             By:  /s/ James B. Duffy
                                    ---------------------------------
                                    James B. Duffy, Executive Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)