Form 10-K
period 2001-06-30
MEMBERWORKS INC
filed 2001-09-06
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                           Commission File No. 0-21527

                            MEMBERWORKS INCORPORATED
                            ------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              06-1276882
--------                                                              ----------
(State of Incorporation)                                        (I.R.S. Employer
                                                             Identification No.)

9 West Broad Street;
Stamford, Connecticut                                                      06902
--------------------------------------                                     -----
(Address of principal executive offices)                              (Zip Code)

                                 (203) 324-7635
                                 ---------------
                         (Registrant's telephone number,
                              including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 3, 2001 was $211,681,563. The aggregate market value was computed by reference to the closing price of the Registrant's Common Stock as of that date. (For purposes of calculating this amount only, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the Registrant's Common Stock are considered to be affiliates.) The number of shares of Common Stock outstanding as of August 3, 2001 was 15,430,151.


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders of MemberWorks Incorporated are incorporated by reference in Part III of this report.

                                      INDEX



                                                                                       Page
                                                                                       ----
Part I   Item 1. Business                                                                 1

         Item 2. Properties                                                               6

         Item 3. Legal Proceedings                                                        6

         Item 4. Submission of Matters to a Vote of Security Holders                      7

         Executive Officers of the Registrant                                             8

Part II  Item 5. Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                              9

         Item 6. Selected Financial Data                                                 10

         Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       11

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk             16

         Item 8. Financial Statements and Supplementary Data                             16

         Item 9. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                        16

Part III Item 10. Directors and Executive Officers of the Registrant                     17

         Item 11. Executive Compensation                                                 17

         Item 12. Security Ownership of Certain Beneficial Owners and Management         17

         Item 13. Certain Relationships and Related Transactions                         17

Part IV  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K        17

Signatures                                                                               18

Exhibit listing                                                                          19

                                     PART I

Item 1.  Business


OVERVIEW

MemberWorks Incorporated ("MemberWorks" or the "Company"), a Delaware Corporation organized in 1996 and doing business as CardMember Publishing Corporation since 1989, designs and manages innovative membership programs that provide substantial benefits to member consumers, those organizations offering the programs and vendors whose products and services are offered through the programs. MemberWorks believes, based on its senior management's extensive knowledge of the industry and its relationships with leading consumer - driven organizations with large numbers of individual account holders and customers, that it is a leading designer and provider of innovative membership service programs. The Company addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering these programs. In return for providing the Company with customer lists, the Company's clients receive royalty payments. Clients also benefit because the programs are designed and managed to strengthen the relationship between clients and their customers. MemberWorks offers its programs to increasingly sophisticated consumers seeking economy, efficiency and convenience in their purchase of products and services. Members save time by purchasing goods and services and obtaining useful information over the telephone or the Internet. Members also benefit because the vendors agree to allow discounts on products and services not generally available to non-members. For participating vendors, the programs provide the opportunity to reach a large number of demographically attractive members at minimal incremental marketing cost. The Company's programs are primarily marketed to customers through arrangements with its client organizations such as banks and other financial institutions, retailers, major oil companies, direct response television companies, catalog companies, e-commerce companies and other organizations with large numbers of individual account holders and customers.

Businesses that sell services and products to consumers have substantially increased the use of direct marketing techniques to reach their customers. According to the Direct Marketing Association, total consumer sales as a result of direct marketing in the United States are expected to reach $1,019 billion in 2001, an increase of 9% over the prior year. The Company believes that membership service programs are one of the fastest growing areas of direct marketing. Membership service programs, if designed, marketed and managed effectively, can be of substantial value to the consumers who become members of such programs, the businesses that market to consumers and the client organizations that offer the programs to their customers.

Historically, a substantial number of the businesses that utilize membership service programs have been issuers of credit cards. More recently, however, other businesses, including banks and other financial institutions, retailers, major oil companies, direct response television companies, catalog companies, e-commerce companies and insurance companies have also begun to offer service programs. In many cases, these businesses lack the core competency to successfully design, market and manage membership programs. As a result, these businesses seek to outsource to companies that are able to apply advanced database systems to capture, process and store consumer and market information, are able to use their experience to provide effective programs and are able to realize economies of scale. In addition, businesses seeking to implement membership service programs demand that the provider of those programs has the expertise to continue to introduce innovative new programs and that the provider has resources such as extensive vendor networks and experienced management teams in order to market programs quickly and successfully.

The Company's membership service programs, which combined had approximately 7.9 million members as of June 30, 2001, offer unique and valuable services, information and savings opportunities. The service programs are marketed under the name of the program on behalf of the client and are designed and developed to capitalize on the client's existing relationship with its customers or other constituents. In general, membership fees, which may be payable monthly or annually, vary depending upon the particular membership program and averaged approximately $78 per year during fiscal 2001.

DESCRIPTION OF BUSINESS

MemberWorks is a leader in bringing value to consumers by designing innovative membership programs that offer services and discounts on everyday needs in healthcare, personal finance, insurance, travel, entertainment, computing, fashion and personal security. MemberWorks combines marketing innovation, entrepreneurial energy and consumer insight to create highly flexible membership programs. These programs create new revenue streams and increase customer loyalty for clients by creating alliances with highly valued partners. The Company's money-saving programs fall into the following four key categories:


         Health and insurance

         MemberWorks' Health membership programs offer savings on prescription drugs; medical, elder, dental, chiropractic and vision care; eyeglasses and contact lenses; and hearing aids and exams.

         MemberWorks' Insurance membership programs offer competitively-priced insurance products such as accidental death insurance, accidental disability, term life insurance, short-term medical insurance and student medical insurance, as well as several supplemental medical coverage programs. Insurance membership programs also offer access to a comparison service which compares term life products from more than 10 highly-rated insurance carriers.


         Lifestyle

         MemberWorks' unique Lifestyle membership programs offer members opportunities to receive exclusive savings on fashion; fitness; grooming; entertainment activities such as amusement parks, restaurants and movie theaters; leisure time merchandise, apparel and services; gardening; home improvements; decorating; crafts; cooking; travel; eyewear; prescriptions; cars; and financial services.

         Lifestyle membership programs also offer members services such as a discount shopping service that provides the guaranteed lowest prices on the highest quality brand name electronics, appliances and furniture and a wide range of home and garden ideas and information.


         Information

         MemberWorks' Information membership programs offer services such as technological assistance related to the latest products in consumer electronics, personal computers and home entertainment; 24 hour protection services; personal information monitoring services; personal business consulting services; personal finance, tax, insurance and retirement planning services; credit card registration services such as one-call urgent stop notices, fraud reimbursement and emergency cash services; and access to home sales values and neighborhood statistics.

         Information membership programs also offer savings on everyday household expenses including utilities, long distance telephone service, home repair, consumer electronics and home entertainment.


         International

         MemberWorks tailors its innovative consumer programs to meet the unique needs and interest of its international consumers. Each of the MemberWorks international programs feature alliances with popular, high-caliber partners that deliver superior service and savings to its members. MemberWorks' International membership programs combine many of the benefits offered in the Lifestyle, Information and Health and Insurance programs to form membership programs that meet the specific needs of its international consumers.

In general, members subscribe for renewable one-year memberships in the Company's programs. When consumers agree to enroll in a program, they generally receive a trial membership. During this time, the member may use the program's services without obligation, as outlined in the marketing solicitation. A membership kit, which includes a membership brochure and a membership card with a membership identification number, is mailed to the consumer during the trial period. The brochure outlines in detail the benefits offered and contains toll-free numbers which may be called to access membership benefits and information. In the event that a consumer elects not to participate in the service, he or she can call a toll-free number during the trial period to cancel the service without charge. Trial memberships are generally for a period of 30 days and there are no conditions with respect to the ability of the consumer to terminate a trial membership. MemberWorks does not record any revenue with respect to trial memberships.

If the membership is not canceled during the trial period, the consumer is charged the annual membership fee. In the event that the member does not cancel the membership after the initial membership term, he or she generally receives a renewal kit in the mail in advance of each membership year and is charged for the succeeding year's membership fee. During the course of an initial annual membership term or renewal term, a member may cancel his or her membership in the program, either for a complete refund of the membership fee for that period or a prorata refund based on the remaining portion of the membership period depending upon the terms of the membership program.

MemberWorks offers its service programs to consumers through clients, such as credit card issuers, who have an existing relationship with those consumers. The client provides lists of consumers which MemberWorks inputs into its database management system to model, analyze and identify likely members. MemberWorks only collects and maintains customer data, such as a customer's name, address and billing information, that is required to administer its business activities. MemberWorks pays the client an annual royalty for initial and renewal membership fees received from consumers provided to MemberWorks by the client. The royalties paid to clients by MemberWorks average approximately 20% of revenue.

MemberWorks also offers its service programs through clients who have inbound call centers. This type of marketing method which MemberWorks refers to as MemberLink(SM), essentially turns the client call center into a profit center. Under these arrangements, inbound callers to a client meeting certain criteria are offered the Company's membership service programs by the client's service representative or by a MemberWorks membership service representative through a call transfer. In 2001, revenues from MemberLink(SM) programs increased approximately 80% from the prior year and represented approximately 35% of the Company's total revenue. MemberWorks pays the client either an annual royalty for initial and renewal membership fees or a fee per marketing pitch or per sale. Generally, MemberLink(SM) arrangements serve as a more efficient and cost effective way to acquire members than the Company's traditional marketing model.

MemberWorks has developed a consultative product development process by coordinating the efforts of its sales and marketing group with those of its client management group in order to anticipate clients' needs for new product offerings. The Company's senior management works with both of these groups to develop and refine new program concepts and then to introduce the new programs. An important factor in the Company's ability to develop innovative programs is its emphasis on telemarketing which allows it to obtain and analyze market trend information quickly. MemberWorks believes this method of product development has allowed it to respond quickly and effectively to market demand for new programs.

MemberWorks possesses the in-house operational capabilities and expertise to perform most aspects of its business with minimal reliance upon third party outsourcing. For instance, MemberWorks generally creates most of its marketing, creative materials and fulfillment materials. MemberWorks also maintains in-house call center facilities in order to answer its member's phone calls. MemberWorks believes this in-house approach enables the Company to market its products more efficiently and provide better customer service.

MemberWorks believes that it was the first membership company to introduce aggregated discount services in the areas of health, sports, fashion and beauty, financial, personal computer programs and personal protection services. MemberWorks also believes that all of its programs are innovative with respect to the variety and quality of particular services, discounts and other features which those programs offer. By bundling and reconfiguring various features of its standard programs, MemberWorks can customize a program to the particular needs and demands of its clients.

In addition to marketing its programs directly to consumers either through lists provided by credit card issuers and other businesses and organizations or through MemberLink(SM), MemberWorks also delivers its membership service programs through its wholesale programs. MemberWorks works with a wholesale client to incorporate elements from one or more of its standard service programs and design a custom program for the client. The client will then provide the membership in the customized format to its customers as a value-added feature or resell the product. The client pays MemberWorks the membership fees for the customers who receive the service program. Wholesale programs substantially reduce the cost for MemberWorks to acquire new members, which results in higher profit margins for MemberWorks. Accordingly, MemberWorks provides membership in the service program for fees which are less than the Company's standard fees for the program.

MEMBER SERVICE

MemberWorks believes that providing high quality service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client that offered the service program. Currently, MemberWorks maintains four call centers located in Omaha, Nebraska; Houston, Texas; Chicago, Illinois and Montreal, Canada with a total of 902 membership service representatives. The Company's service centers are available to members toll-free, 24 hours a day, seven days a week. All new membership service representatives are required to attend on-the-job training. Through its training programs, systems and software, MemberWorks seeks to provide members with friendly, rapid and effective answers to questions. MemberWorks also works closely with its clients' customer service staff to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by MemberWorks.


TECHNOLOGY

MemberWorks has invested substantially in advanced management information systems to allow it to operate its business more efficiently and productively. MemberWorks receives new member information from marketing partners on a daily basis, and the system routes that data to other Company facilities for member fulfillment thereby allowing MemberWorks to mail member information kits to new members very rapidly. The system also receives confirmation of billing data from the Company's merchant processors on a regular basis, permitting MemberWorks to update the status of each member, including member profile information.

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


FULFILLMENT

In most cases, the products and services offered to members through the Company's programs are provided directly to members by independent vendors. MemberWorks evaluates and engages only those vendors who can cost-effectively deliver high quality products and services. Vendors generally benefit by gaining significant volume demand with minimal associated marketing expense. Accordingly, vendors gain access and marketing exposure to the Company's membership base and, pursuant to contractual arrangements with MemberWorks, generally quote a discounted price. MemberWorks does not receive any material payments from these vendors for rendering services to the Company's members and, in certain cases, MemberWorks pays its vendors a fee based on the volume of members in the Company's program or based on other agreed upon factors.

The Company's contracts with its vendors are generally for a one-year term, with subsequent one-year renewal terms at the option of MemberWorks. Vendors may cancel contracts with MemberWorks, but in most cases, only for cause and subject to notice provisions to provide MemberWorks time to locate a substitute vendor. Most vendor contracts are non-exclusive, but have requirements that the vendors maintain the confidentiality of the terms of the contract.


SALES AND MARKETING

MemberWorks solicits members for its programs primarily by direct marketing methods, including telemarketing, which it outsources to third party contractors, and MemberLink(SM) inbound call marketing. MemberWorks also solicits members through the use of direct mail which is mailed either at MemberWorks' own expense or at its client's expense. Most of the Company's individual memberships are also available on the Internet.

Under the Company's wholesale programs, MemberWorks does not pay for the marketing costs to solicit memberships. Instead, the client offering the memberships is responsible for marketing, usually with the assistance of MemberWorks. In some cases, the client may provide wholesale memberships to its customers free of charge and pay the periodic membership fee to MemberWorks for each customer membership. In other cases, the client may charge a reduced fee to its customer.

MemberWorks continues to pursue its international expansion through the growth of its subsidiaries located in Canada, MemberWorks Canada, and England, MemberWorks Ltd. MemberWorks Canada and MemberWorks Ltd. provide retail membership programs similar to those offered in the U.S. MemberWorks Canada also provides credit card enhancement services to Canadian financial institutions through wholesale arrangements. The Company's revenues from international operations represented 2% of total revenues for the fiscal year ended June 30, 2001, an increase of 46% over the previous fiscal year.

The Company's sales strategy is to establish and maintain long-term relationships with its clients. MemberWorks employs a consultative sales process to understand and define client needs and to determine how those needs can be addressed by the membership service programs offered by MemberWorks. MemberWorks seeks to build upon its existing customer relationships by integrating and cross-selling its different membership service programs.


DISTRIBUTION

MemberWorks arranges with its client organizations to market membership programs to such clients' individual account holders and customers. Clients generally receive royalties on initial and renewal memberships. The Company's contracts with these clients typically grant MemberWorks the right to continue providing membership services directly to such clients' individual account holders even if the client terminates the contract, provided that the client continues to receive its royalties.

MemberWorks obtains substantially all of the information necessary for the Company's marketing efforts from customer lists supplied by its clients. As a result, the Company's ability to market a new program to an existing customer base or an existing program to a new customer base is dependent upon first obtaining client approval.

Most client relationships are pursuant to contracts that may be terminated by the client upon 30 to 90 days notice without cause and without penalty. Upon such termination, MemberWorks generally has the right to continue its relationship with the client's customers that have become program members for a specified period to substantially the same extent as prior to the termination, but may not resolicit those members upon such member's cancellation or non-renewal of the member's membership.

MemberWorks distributes its programs through direct marketing efforts. The direct marketing techniques utilized include outbound telemarketing, inbound telemarketing, direct mail and internet marketing. All telemarketing is outsourced to third party contractors. In addition, MemberWorks distributes its products through wholesale arrangements where MemberWorks is not responsible for marketing to the customer.

For the year ended June 30, 2001, no clients accounted for more than 10% of revenues.


GOVERNMENT REGULATION

One of the substantial means which the Company uses to market its programs is telemarketing. The telemarketing industry has become subject to an increasing amount of federal and state regulation as well as general public scrutiny in the past several years. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. Additionally, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations promulgated thereunder prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent telemarketing activities deemed by them to be "unfair or deceptive acts or practices." Further, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement or private actions for any failure to comply with such regulations. The Company's provision of membership programs requires the Company to comply with certain state regulations, changes in which could materially increase the Company's operating costs associated with complying with such regulations. The risk of noncompliance by the Company with any rules and regulations enforced by a federal or state consumer protection authority may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could materially adversely affect the Company's business, financial condition and results of operations. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with consumers, and the membership programs industry is susceptible to peremptory charges by the media of regulatory noncompliance and unfair dealing.

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


COMPETITION

MemberWorks believes that the principal competitive factors in the membership services industry include the ability to identify, develop and offer innovative service programs, the quality and breadth of service programs offered, price and marketing expertise. The Company's competitors offer membership programs which provide services similar to, or which directly compete with, those provided by MemberWorks. Some of these competitors have substantially larger customer bases and greater financial and other resources than the Company's. To date, MemberWorks has effectively competed with such competitors. However, there can be no assurance that the Company's competitors will not increase their emphasis on programs similar to those offered by MemberWorks to more directly compete with MemberWorks; provide programs comparable or superior to those provided by MemberWorks at lower membership prices; adapt more quickly than MemberWorks to evolving industry trends or changing market requirements; or that new competitors will not enter the market or that other businesses will not themselves introduce competing programs. Such increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, because contracts between clients and program providers are often exclusive with respect to a particular service, potential clients may be prohibited from contracting with MemberWorks to promote a program if the services provided by the Company's program are similar to, or merely overlap with, the services provided by an existing program of a competitor.


EMPLOYEES

As of June 30, 2001, MemberWorks employed 1,329 persons on a full-time basis and 369 on a part-time basis. None of the Company's employees are represented by a labor union. MemberWorks believes that its employee relations are good.

Item 2.  Properties

A summary of key information with respect to the Company's leased facilities is as follows:

         Location                            Square Footage          Year of Lease Expiration
         --------                            --------------          ------------------------
         Omaha, NE                              111,563                  2009 through 2015
         Stamford, CT                            72,626                  2002 through 2006
         Montreal, Canada                        48,373                  2003 through 2011
         Houston, TX                             41,591                        2006
         Orange, CA                              30,344                  2003 through 2004
         Langhorne, PA                           28,784                  2005 through 2006
         Atlanta, GA                             16,122                        2002
         Chicago, IL                             11,676                        2005
         White Plains, NY                        4,193                         2004
         London, England                         3,184                         2001

The Stamford, Connecticut office serves as the Company's corporate headquarters. All other locations serve as the operational offices for MemberWorks.

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

In March 2001, a purported class action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of insurance products. The Company believes that the claims asserted against Coverdell are unfounded and the Company and Coverdell will vigorously defend their interests against this suit.

In June 2001, purported class actions were instituted by plaintiffs Judith Jeselskis and Marcia Walters against the Company and other defendants in Circuit Court of the Tenth Judicial District, Highlands County Civil Division, Florida, and Circuit Court of the Sixth Judicial Circuit, Pinellas County Civil Division, Florida, respectively. The suits, which seek unspecified monetary damages, allege that the Company and the other defendants violated the Florida Deceptive and Unfair Trade Practices Act, in connection with the marketing of certain membership programs offered by the Company. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against the suits.

In July 2001, a purported class action was instituted by Alan Stone against the Company and other defendants in Superior Court of the State of California, County of Orange. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated California business practices law. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against this suit.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2001.

Executive Officers of the Registrant

The executive officers of the registrant of MemberWorks and their respective ages as of July 31, 2001 are as follows:


Name                      Age           Position
----                      ---           --------
Gary A. Johnson           46            President and Chief Executive Officer, Director
James B. Duffy            47            Executive Vice President and Chief Financial Officer
Walter Kazmierczak        46            Executive Vice President, Marketing Services
William Olson             43            Executive Vice President, Client Services
David Schachne            40            Executive Vice President, Business Development
Dennis P. Walker          56            Executive Vice President, Director

GARY A. JOHNSON, a co-founder of MemberWorks, has served as President and Chief Executive Officer and a director of MemberWorks since its inception.

JAMES B. DUFFY joined MemberWorks in 1996 and currently serves as Executive Vice President and Chief Financial Officer.

WALTER KAZMIERCZAK joined MemberWorks in May of 2001 and currently serves as Executive Vice President, Marketing Services. Prior to joining MemberWorks, Mr. Kazmierczak was Senior Vice President and General Manager of Columbia House, Chief Internet Officer of Crown Book Corporation and Vice President and General Manager of Macmillan Publishing.

WILLIAM OLSON joined MemberWorks in March of 2001 and currently serves as Executive Vice President, Client Services. Prior to joining MemberWorks, Mr. Olson served in various senior positions such as President & CEO of Dunlop/Maxfli Sports Corporation, President & CEO of Gold Coast Beverage Distributors and President & CEO of Guinness Brewing North America Corporation.

DAVID SCHACHNE joined MemberWorks in 1990 and currently serves as Executive Vice President, Business Development. He has held various senior management positions in MemberWorks in Marketing and Business Development.

DENNIS P. WALKER, a co-founder of MemberWorks, has served as Executive Vice President and a director of MemberWorks since its inception.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Common Stock is listed on the NASDAQ National Market ("NASDAQ") under the symbol MBRS. The following table sets forth for the periods indicated the high and low closing sale prices per share as reported on the NASDAQ.

                                                          High         Low
                                                          ----         ---
        Fiscal Year Ended June 30, 2001:
          First Quarter                                 $37.06       $25.56
          Second Quarter                                 36.19        19.38
          Third Quarter                                  27.94        18.69
          Fourth Quarter                                 26.00        20.31


                                                          High         Low
                                                          ----         ---
        Fiscal Year Ended June 30, 2000:
          First Quarter                                 $42.19       $26.50
          Second Quarter                                 36.25        21.88
          Third Quarter                                  80.88        25.25
          Fourth Quarter                                 41.25        25.13

As of August 3, 2001, there were 40,000,000 shares of Common Stock authorized of which 15,430,151 shares of Common Stock were outstanding, held by approximately 2,410 stockholders of record. MemberWorks has not declared or paid any cash dividends to date and anticipates that all of its earnings in the foreseeable future will be retained for use in its business. The Company's future dividend policy will depend on the Company's earnings, capital requirements, financial condition, requirements of the financing agreements to which MemberWorks is a party and other factors considered relevant by the Board of Directors.

Item 6.  Selected Financial Data

The selected Consolidated Statements of Operations data for each of the years ended June 30, 2001 through 1997 and the selected Consolidated Balance Sheet data as of June 30, 2001 through 1997 set forth below are derived from the consolidated financial statements of MemberWorks which have been audited by PricewaterhouseCoopers LLP. The selected consolidated financial information of MemberWorks is qualified by reference to and should be read in conjunction with
Item 8, "Consolidated Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                                  Year Ended June 30,
                                                                                  -------------------
                                                         2001            2000            1999             1998            1997
                                                         ----            ----            ----             ----            ----
                                                                        (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues                                              $ 475,726       $ 330,107       $ 218,086       $ 120,834       $  79,174
Total expenses                                          509,050         331,547         212,292         119,449          83,962
                                                      ---------       ---------       ---------       ---------       ---------
Operating (loss) income                                 (33,324)         (1,440)          5,794           1,385          (4,788)
Net (loss) gain on sale of investment                    (2,172)          8,854              --              --              --
Other (expense) income, net principally interest           (450)            873           2,154           1,700             930
                                                      ---------       ---------       ---------       ---------       ---------
(Loss) income before equity in affiliate and
   minority interest                                    (35,946)          8,287           7,948           3,085          (3,858)
Equity in income (loss) of affiliate                         83              19          (1,912)           (638)             --
Minority interest                                         9,106           2,027              --              --              --
                                                      ---------       ---------       ---------       ---------       ---------
Net (loss) income before cumulative effect of
   accounting change                                    (26,757)         10,333           6,036           2,447          (3,858)
Cumulative effect of accounting change                  (25,730)             --          (3,367)             --              --
                                                      ---------       ---------       ---------       ---------       ---------
Net (loss) income                                     $ (52,487)      $  10,333       $   2,669       $   2,447       $  (3,858)
                                                      =========       =========       =========       =========       =========

Basic (loss) earnings per share:
   (Loss) income before cumulative effect of
     accounting change                                $   (1.75)      $    0.68       $    0.39       $    0.16       $   (0.35)
   Cumulative effect of accounting change                 (1.69)             --           (0.22)             --              --
                                                      ---------       ---------       ---------       ---------       ---------
   Basic (loss) earnings per share                    $   (3.44)      $    0.68       $    0.17       $    0.16       $   (0.35)
                                                      =========       =========       =========       =========       =========

Diluted (loss) earnings per share:
   (Loss) income before cumulative effect of
     accounting change                                $   (1.75)      $    0.61       $    0.35       $    0.15       $   (0.35)
   Cumulative effect of accounting change                 (1.69)             --           (0.20)             --              --
                                                      ---------       ---------       ---------       ---------       ---------
   Diluted (loss) earnings per share                  $   (3.44)      $    0.61       $    0.16       $    0.15       $   (0.35)
                                                      =========       =========       =========       =========       =========

Weighted average common shares outstanding
Basic                                                    15,248          15,162          15,361          14,837          13,901
                                                      =========       =========       =========       =========       =========
Diluted                                                  15,248          16,993          17,124          16,381          13,901
                                                      =========       =========       =========       =========       =========


                                                                                 June 30,
                                                    ----------------------------------------------------------------
                                                    2001           2000          1999           1998            1997
                                                    ----           ----          ----           ----            ----
                                                                              (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                       $  22,736       $  30,169      $  50,939      $  35,933      $  40,758
Cash flow provided by operating activities         13,013          44,910         50,573          8,930          7,835
Total assets                                      348,461         316,772        209,827        133,291         84,423
Long-term obligations                               3,057           1,083              6             69            438
Shareholders' (deficit) equity                    (25,965)         19,021         30,287         28,442         14,030

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

MemberWorks addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance the existing relationships between businesses and consumers. MemberWorks derives its revenues principally from annually renewable membership fees. MemberWorks receives full payment of annual fees at or near the beginning of the membership period, but recognizes revenue as the member's refund privilege expires. Similarly, the costs associated with soliciting each new member, as well as the cost of royalties, are recognized as the related revenue is recognized. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.


FISCAL 2001 COMPARED TO FISCAL 2000

REVENUES. Revenues increased 44% to $475.7 million in 2001 from $330.1 million in 2000 due to an increase in the Company's membership base and an increase in the weighted average program fee. Excluding the effects of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), revenues would have increased 40% to $462.3 million in 2001. The Company's membership base increased to 7.9 million members at June 30, 2001 from 6.9 million members at June 30, 2000. The increase in the Company's membership base was due to increased demand for the Company's existing programs, as well as the introduction of new programs in 2001 and the Company's expansion into international markets. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. Revenues from renewals increased to $170.7 million in 2001 from $122.5 million in 2000. As a percentage of individual membership revenues, these amounts represented 40% in 2001 and 41% in 2000.

OPERATING EXPENSES. Operating expenses increased 46% to $90.4 million in 2001 from $62.0 million in 2000 due to the servicing requirements of a larger membership base. As a percentage of revenues, operating expenses increased to 19.0% in 2001 from 18.8% in 2000. Excluding the effects of SAB 101, operating expenses would have been 19.5% of revenues in 2001. Operating expenses, as a percentage of revenues, increased primarily due to an increase in the mix of revenue generated from our online business which has a higher operating expense ratio than our other businesses.

MARKETING EXPENSES. Marketing expenses increased 56% to $305.0 million in 2001 from $195.3 million in 2000 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses increased to 64.1% in 2001 from 59.1% in 2000. Excluding the effect of SAB 101, marketing expenses would have been 62.3% of revenues in 2001. Marketing expenses, as a percentage of revenues, increased primarily due to a shift in the marketing mix and higher cancellation rates.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 48% to $99.7 million in 2001 from $67.6 million in 2000 due to higher staff related expenses and occupancy costs required to support the Company's growth. As a percentage of revenues, general and administrative expenses increased to 21.0% in 2001 from 20.5% in 2000. Excluding the effect of SAB 101, general and administrative expenses would have been 21.6% of revenues in 2001. General and administrative expenses as a percentage of revenues increased primarily due to an increase in the mix of revenue generated from our online business which has a higher general and administrative expense ratio than our other businesses.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization increased to $10.9 million in 2001 from $6.7 million in 2000 due to the acquisition of Discount Development Services, L.L.C. and its subsidiary, Uni-Care, Inc., ("DDS") during fiscal 2001 and the effect of a full year of amortization related to the Company's acquisition of eNeighborhoods and Qspace, Inc. in February and April of 2000, respectively.

NON-RECURRING CHARGE. In April 2001, the Company entered into a voluntary agreement with the State of California and Ventura and Orange Counties to implement certain marketing practices in the State of California. Pursuant to the agreement, the Company paid costs of investigation and certain penalties to be split between the state and the counties and established a reserve to cover specific future costs related to the agreement. As a result of the agreement, the Company has taken a non-recurring charge of $3.0 million.

GAIN ON SALE OF INVESTMENT, NET. During fiscal 2001, the Company wrote down its investment in 24/7 Media, Inc. ("24/7") by $1.8 million due to a decline in value which was determined to be other than temporary. In addition, during fiscal 2001, MemberWorks sold its remaining shares of 24/7 stock, received proceeds of $4.1 million and recognized a loss of $0.4 million. The financial impact of these transactions on fiscal 2001 is a net loss of $2.2 million.

OTHER EXPENSE/INCOME, NET. Other expense/income, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit. Other expense in 2001 was $0.5 million compared to other income of $0.9 million in 2000. Other expense in 2001 increased due to the Company's borrowings under its line of credit during the period.

PROVISION FOR INCOME TAXES. MemberWorks was not required to record a provision for income taxes for the years ended June 30, 2001 and 2000 due to tax losses realized. As of June 30, 2001, MemberWorks had accumulated federal net operating loss carry forwards of $102.4 million.


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

OPERATING EXPENSES. Operating expenses increased 44% to $62.0 million in 2000 from $43.0 million in 1999 due to the servicing requirements of a larger membership base. As a percentage of revenues, operating expenses decreased to 18.8% in 2000 from 19.7% in 1999. The ratio improved due to utilization of the Company's call centers to full capacity during the majority of fiscal 2000. During the fourth quarter of fiscal 2000, MemberWorks opened a third call center to provide capacity for the Company's future growth plans.

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

GAIN ON SALE OF INVESTMENT, NET. In February 2000, MemberWorks sold its equity interest in AwardTrack, Inc. in exchange for stock in 24/7 Media, Inc. ("24/7"). In connection with this sale, MemberWorks recognized a gain of $47.5 million based upon the market value of 24/7 common stock at that time. Subsequently, the investment in 24/7 declined in value and management determined that the decline was other than temporary. As a result, MemberWorks wrote down its investment in 24/7 by $36.3 million. During the fourth quarter of fiscal 2000, MemberWorks sold a portion of the 24/7 shares. Proceeds from the sales were $5.2 million and related realized losses included in income were $2.3 million. The financial impact of the above transactions is a net gain of $8.9 million.

OTHER INCOME, NET. Other income, net decreased to $0.9 million in 2000 compared to $2.2 million reported in 1999 due to a decrease in the Company's cash position. The Company's cash position decreased to $30.2 million in June 2000 from $50.9 million in June 1999 primarily due to increased spending related to the Company's share repurchase program and business acquisitions. MemberWorks invests in short-term, investment-grade, interest-bearing securities, and the amount of interest income fluctuates based upon the amount of funds available for investment and prevailing interest rates.

PROVISION FOR INCOME TAXES. MemberWorks was not required to record a provision for income taxes for the years ended June 30, 2000 and 1999 due to tax losses realized. As of June 30, 2000, MemberWorks had accumulated federal net operating loss carry forwards of $93.6 million.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of capital has been from internally generated cash from operations. As of June 30, 2001, MemberWorks had cash and cash equivalents of $22.7 million. In addition, MemberWorks has a $28.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of June 30, 2001. The bank credit facility requires MemberWorks to maintain a compensating balance of $10.0 million in addition to certain financial covenants. The Company believes that existing cash balances, together with its available bank credit facility and future cash flows from operations, will be sufficient to meet its funding requirements for at least the next twelve months.

Net cash provided by operating activities was $13.0 million, $44.9 million and $50.6 million for the years ended June 30, 2001, 2000 and 1999, respectively. The decrease in operating cash flow in 2001 was due to increased spending related to the expansion of the Company's online and international initiatives. Changes in working capital items decreased cash by $3.0 million in 2001 and increased cash by $29.0 million in 2000 and $20.9 million in 1999. The decrease in changes in working capital in fiscal 2001 is primarily due to the Company's slowdown in membership growth in the second half of fiscal 2001.

Net cash used by investing activities decreased to $18.2 million in 2001 from $34.2 million in 2000 and $32.4 million in 1999. In fiscal 2001, MemberWorks paid $8.2 million in cash to acquire the remaining 81% of DDS. In fiscal 2000, MemberWorks acquired ConsumerInfo.com for $15.9 million in cash. In fiscal 1999, MemberWorks paid $7.8 million in cash to acquire Quota-Phone, Inc. and $9.2 million in cash to acquire CUC Canada. During fiscal 2001 and 2000, MemberWorks received $4.1 million and $5.2 million, respectively, in proceeds from the sale of its investment in 24/7. In addition, the Company's capital expenditures were $15.1 million in 2001 compared to $20.3 million in 2000 and $12.1 million in 1999.

The Company's net cash used in financing activities was $2.1 million in 2001 compared to $31.5 million in 2000 and $3.2 million in 1999. Under the Company's stock repurchase program, MemberWorks repurchased 340,000 shares for $8.9 million in fiscal 2001, compared to the repurchase of 1,097,000 shares for $36.3 million in fiscal 2000 and 111,000 shares for $3.8 million in fiscal 1999. As of June 30, 2001, approximately 699,000 shares were authorized for repurchase.

The Company did not have any material commitments for capital expenditures as of June 30, 2001. However, the Company anticipates to incur spending for capital expenditures consistent with its anticipated growth of operations. The Company intends to utilize cash generated from operations and its funds available under its credit facility to fulfill any capital expenditure requirements for fiscal 2002.

BUSINESS COMBINATIONS

In October 2000, the Company increased its ownership in DDS from 19% to 100%. The Company paid $8.2 million in cash and 425,232 shares of MemberWorks Common Stock with an approximate fair market value of $13.6 million as of the date the Company entered into the purchase agreement. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair value at the date of acquisition. DDS is in the business of marketing and administering of healthcare network membership programs that provide its members access to various healthcare networks including hearing, vision, prescription and chiropractic. The results of DDS's operations are included in the consolidated financial statements from the date of acquisition.

MemberWorks announced on August 10, 2001, that a definitive agreement had been signed under which Homestore.com, Inc. will acquire iPlace in a cash and stock transaction. The Company expects to receive approximately $52 million in cash and an additional $36 million in Homestore.com stock for its 58% ownership in iPlace. The transaction closed on August 24, 2001.


NEW ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission staff (the "Staff") issued SAB 101 in December 1999. SAB 101 establishes the Staff's preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges. Notwithstanding the Staff's preference described above, it is also stated in SAB 101 that the Staff will not object to the recognition of refundable membership fees, net of estimated refunds, as earned revenue over the membership period (the Company's historical method) in limited circumstances where all of certain criteria set forth in SAB 101 have been met.

Effective July 1, 2000, the Company changed its method of accounting for membership fee revenue to comply with the Staff's preferred method as outlined in SAB 101. Membership fees, and the related direct costs associated with acquiring the underlying memberships, are no longer recognized on a pro-rata basis over the corresponding membership period, but instead will be recognized in earnings upon the expiration of membership refund privileges. The cumulative effect of this change in accounting principle as of July 1, 2000 of $25.7 million was recorded in the fiscal quarter ended September 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which were deferred as part of the cumulative effect adjustment at July 1, 2000, were recognized in earnings during fiscal year 2001 as the underlying refund privileges expired. During the fiscal year ended June 30, 2001, the Company recognized $68.2 million of revenue which was included as a component of the cumulative effect of accounting change booked July 1, 2000. The effect of the adoption of SAB 101 on reported revenue, loss before the cumulative effect of accounting change and loss per share before the cumulative effect of accounting change for the fiscal year ended June 30, 2001, is an increase of $13.5 million, $3.8 million and $0.25, respectively.

This change in accounting for the recognition of membership fees in income has no impact on the Company's cash flows or on the value of the underlying memberships.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method.

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial statements.

In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.


FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which MemberWorks operates and the Company's management's beliefs and assumptions. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are not guarantees of future performance and are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

    - The Company's ability to integrate into the Company's management and operations and operate successfully acquired businesses;

    -    Changes in the marketing techniques of credit card issuers;

    - Unanticipated cancellation or termination of marketing agreements and the extent to which we can continue successful development and marketing of new products and services;

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

    - Changes in the growth rate of the overall U.S. economy, or the international economies where MemberWorks does business, such that consumer spending and related consumer debt are impacted;

    -    Additional government regulation of the Company's industry; and

    -    New accounting pronouncements

MemberWorks cautions that such factors are not exclusive. All of the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required under the Federal Exchange Commission, MemberWorks does not have any intention or obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk


Interest Rate

The Company has a $28.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of June 30, 2001. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on March 1, 2002, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.


Foreign Currency

The Company has international sales and facilities in the United Kingdom and Canada and therefore, is subject to foreign currency rate exposure. Historically, international sales have been denominated in British pounds sterling and the Canadian dollar. The functional currencies of the Company's foreign operations are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect as of the Balance Sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in shareholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic condition. To the extent the Company incurs expenses that are based on locally denominated sales volume paid in local currency, the exposure to foreign exchange risk is reduced. The Company has determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on its financial position, results of operations and cash flows. The Company does not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude the Company's adoption of specific hedging strategies in the future. MemberWorks will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.


Fair Value

MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

Item 8. Financial Statements and Supplementary Data

The financial statements and related notes and report of independent accountants for MemberWorks are included following Part IV, beginning on page F-1, and identified in the index appearing at Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained in the Company's Proxy Statement under the sections titled "Election of Directors" is incorporated herein by reference in response to this item. Information regarding the Executive Officers of MemberWorks is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant".

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Index to Financial Statements and Financial Statement Schedules

                                                                                                       Page
                                                                                                       ----
     Report of PricewaterhouseCoopers LLP, Independent Accountants                                      F-1
     Consolidated Balance Sheets as of June 30, 2001 and 2000                                           F-2
     Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999             F-3
     Consolidated Statements of Shareholders' (Deficit) Equity for the years
     ended June 30, 2001, 2000 and 1999                                                                 F-4
     Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999             F-5
     Notes to Consolidated Financial Statements                                                         F-6


     The following Financial Statement Schedule is included:

     Schedule II - Valuation and Qualifying Accounts - Years ended June 30, 2001, 2000 and 1999        F-20

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.


(b)      Reports on Form 8-K

         On May 8, 2001, the Company filed on Form 8-K under Item 5, "Other Events" information about the Injunction and Final Judgement pursuant to a Stipulation voluntarily entered into among Sears Roebuck and Co., MemberWorks and the Attorney General of the State of California and the District Attorneys of Orange and Ventura Counties.


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


                                              Date: September 6, 2001

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


Signature                                   Title                                                Date
---------                                   -----                                                ----
By: /s/ Gary A. Johnson                     President, Chief Executive Officer and Director      September 6, 2001
    ---------------------------------
Gary A. Johnson

By: /s/ Dennis P. Walker                    Executive Vice President and Director                September 6, 2001
    ---------------------------------
Dennis P. Walker

By: /s/ James B. Duffy                      Executive Vice President, Chief Financial Officer    September 6, 2001
    ---------------------------------
James B. Duffy

By: /s/ Stephen J. Clearman                 Director                                             September 6, 2001
    ---------------------------------
Stephen J. Clearman

By: /s/ Alec L. Ellison                     Director                                             September 6, 2001
    ---------------------------------
Alec L. Ellison

By: /s/ Michael McClorey                    Director                                             September 6, 2001
    ---------------------------------
Michael McClorey

By: /s/ Michael R. O'Brien                  Director                                             September 6, 2001
    ---------------------------------
Michael R. O'Brien

By: /s/ Marc S. Tesler                      Director                                             September 6, 2001
    ---------------------------------
Marc S. Tesler

Exhibit
No.                         Description
-------                     -----------
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

    10.6 Amended and Restated 401(k) Profit Sharing Plan of the Registrant, dated July 1, 2000.

    *10.8     Credit Agreement dated September 15, 1999 among MemberWorks
              Incorporated, the lenders parties hereto and Brown Brothers
              Harriman & Co. (filed as Exhibit 10.8 to the Company's Annual
              Report on Form 10-K, Registration No. 333-10541, filed on August
              30, 2000)

    *10.9     Amendment No. 1 to Credit Agreement dated February 25, 2000 among
              MemberWorks Incorporated, the lenders parties hereto and Brown
              Brothers Harriman & Co. (filed as Exhibit 10.9 to the Company's
              Annual Report on Form 10-K, Registration No. 333-10541, filed on
              August 30, 2000)

    10.10     Amendment No. 2 to Credit Agreement dated March 13, 2001 among
              MemberWorks Incorporated, the lenders parties hereto and Brown
              Brothers Harriman & Co.

    *10.11    Warrant Agreement dated as of September 9, 1994, between the
              Registrant and Brown Brothers Harriman & Co. (filed as Exhibit
              10.12 to the Company's Registration Statement on Form S-1,
              Registration No. 333-10541, filed on October 18, 1996)

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


* Previously filed.

                            MEMBERWORKS INCORPORATED

                        Report of Independent Accountants


To the Board of Directors and Shareholders of MemberWorks Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MemberWorks Incorporated and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for membership fee revenue.





PricewaterhouseCoopers LLP
New York, New York
July 27, 2001, except for Note 19 as to which the date is August 24, 2001

                            MEMBERWORKS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       June 30,
                                                                                       --------
                                                                                 2001            2000
                                                                                 ----            ----
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                 $  22,736       $  30,169
    Marketable securities                                                            --           6,326
    Accounts receivable                                                          20,446          17,836
    Prepaid membership materials                                                  3,903           4,891
    Prepaid expenses                                                              5,857           3,837
    Membership solicitation and other deferred costs                            154,059         128,767
                                                                              ---------       ---------
             Total current assets                                               207,001         191,826
Fixed assets, net                                                                39,687          34,615
Goodwill, net                                                                    84,395          71,497
Intangible and other assets, net                                                 17,378          18,834
                                                                              ---------       ---------
             Total assets                                                     $ 348,461       $ 316,772
                                                                              =========       =========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Current maturities of long-term obligations                               $     516       $     665
    Accounts payable                                                             49,505          49,693
    Accrued liabilities                                                          64,634          62,642
    Due to related parties                                                        2,028           1,852
    Deferred membership fees                                                    243,024         165,437
                                                                              ---------       ---------
             Total current liabilities                                          359,707         280,289
Long-term liabilities                                                             3,057           1,083
                                                                              ---------       ---------
             Total liabilities                                                  362,764         281,372
                                                                              ---------       ---------

Commitments and Contingencies (Note 8)

Minority interest                                                                 6,505          16,379
Mandatorily redeemable convertible preferred securities of subsidiary             5,157              --

Shareholders' (deficit) equity:
    Preferred stock, $0.01 par value --
       1,000 shares authorized; no shares issued                                     --              --
    Common stock, $0.01 par value --
       40,000 shares authorized; 17,308 shares issued
       (16,507 shares at June 30, 2000)                                             173             165
    Capital in excess of par value                                              107,835          91,398
    Deferred compensation                                                            --             (44)
    Accumulated deficit                                                         (80,196)        (27,709)
    Accumulated other comprehensive loss                                           (370)           (145)
    Treasury stock, 1,920 shares at cost (1,585 shares at June 30, 2000)        (53,407)        (44,644)
                                                                              ---------       ---------
             Total shareholders' (deficit) equity                               (25,965)         19,021
                                                                              ---------       ---------
             Total liabilities and shareholders' (deficit) equity             $ 348,461       $ 316,772
                                                                              =========       =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           For the year ended June 30,
                                                                                           ---------------------------
                                                                                       2001            2000            1999
                                                                                       ----            ----            ----
Revenues                                                                            $ 475,726       $ 330,107       $ 218,086

Expenses:
    Operating                                                                          90,368          62,040          43,002
    Marketing                                                                         305,032         195,253         126,814
    General and administrative                                                         99,732          67,600          40,233
    Amortization of goodwill and other intangibles                                     10,918           6,654           2,243
    Non-recurring charge (Note 8)                                                       3,000              --              --
                                                                                    ---------       ---------       ---------

Operating (loss) income                                                               (33,324)         (1,440)          5,794
Net (loss) gain on sale of investment (Note 5)                                         (2,172)          8,854              --
Other (expense) income, net principally interest                                         (450)            873           2,154
                                                                                    ---------       ---------       ---------

(Loss) income before equity in affiliate and minority interest                        (35,946)          8,287           7,948
Equity in income (loss) of affiliate                                                       83              19          (1,912)
Minority interest (Notes 11 and 12)                                                     9,106           2,027              --
                                                                                    ---------       ---------       ---------

(Loss) income before income taxes                                                     (26,757)         10,333           6,036
Provision for income taxes                                                                 --              --              --
                                                                                    ---------       ---------       ---------

(Loss) income before cumulative effect of accounting change                           (26,757)         10,333           6,036
Cumulative effect of accounting change (Note 3)                                       (25,730)             --          (3,367)
                                                                                    ---------       ---------       ---------
Net (loss) income                                                                   $ (52,487)      $  10,333       $   2,669
                                                                                    =========       =========       =========

Basic (loss) earnings per share:
     (Loss) income before cumulative effect of accounting change                    $   (1.75)      $    0.68       $    0.39
     Cumulative effect of accounting change                                             (1.69)             --           (0.22)
                                                                                    ---------       ---------       ---------
     Basic (loss) earnings per share                                                $   (3.44)      $    0.68       $    0.17
                                                                                    =========       =========       =========

Diluted (loss) earnings per share:
     (Loss) income before cumulative effect of accounting change                    $   (1.75)      $    0.61       $    0.35
     Cumulative effect of accounting change                                             (1.69)             --           (0.20)
                                                                                    ---------       ---------       ---------
     Diluted (loss) earnings per share                                              $   (3.44)      $    0.61       $    0.16
                                                                                    =========       =========       =========

Pro forma assuming accounting changes are retroactively applied:
     Net (loss) income                                                              $ (26,757)      $  22,486       $  (3,063)
     Basic (loss) earnings per share                                                    (1.75)           1.48           (0.20)
     Diluted (loss) earnings per share                                                  (1.75)           1.32           (0.18)


Weighted average common shares used in (loss) earnings per share calculations:
     Basic                                                                             15,248          15,162          15,361
                                                                                    =========       =========       =========
     Diluted                                                                           15,248          16,993          17,124
                                                                                    =========       =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                 (IN THOUSANDS)


                                                                                                Accumulated
                                      Common Stock     Capital in                                  Other
                                      ------------     Excess of    Deferred     Accumulated   Comprehensive   Treasury
                                     Shares   Amount   Par Value   Compensation    Deficit         Loss         Stock       Total
                                     ------   ------   ---------    -----------    -------         ----         -----       -----
Balance - June 30, 1998              15,653   $  156   $  74,478    $   (978)     $ (40,711)    $       --    $  (4,503)  $   28,442
For the year ended June 30, 1999:
  Issuance of common stock              256        3       2,521                                                               2,524
  Acquisition of treasury stock                                                                                  (3,801)     (3,801)
  Deferred compensation                                                   467                                                    467
  Comprehensive income:
    Net income                                                                         2,669
    Currency translation adjustment                                                                    (14)
  Total comprehensive income                                                                                                   2,655
                                     ------   ------   ---------    --------      ---------     ----------    ---------   ----------
Balance - June 30, 1999              15,909      159      76,999        (511)       (38,042)           (14)      (8,304)      30,287
For the year ended June 30, 2000:
  Issuance of common stock              598        6       4,395                                                               4,401
  Acquisition of treasury stock                                                                                 (36,340)    (36,340)
  Deferred compensation                                                   467                                                    467
  Issuance of subsidiary stock for
    acquisitions (Note 4)                                 10,004                                                              10,004
  Comprehensive income:
    Net income                                                                        10,333
    Currency translation adjustment                                                                   (131)
  Total comprehensive income                                                                                                  10,202
                                     ------   ------   ---------    --------      ---------     ----------    ---------   ----------
Balance - June 30, 2000              16,507      165      91,398         (44)       (27,709)          (145)     (44,644)      19,021
For the year ended June 30, 2001:
  Issuance of common stock              376        4       3,234                                                               3,238
  Issuance of common stock for
    an acquisition (Note 4)             425        4      12,880                                                              12,884
  Issuance of common stock to fund
    401K Plan                                               (28)                                                     154         126
  Acquisition of treasury stock                                                                                  (8,917)     (8,917)
  Deferred compensation                                      351           44                                                    395
  Comprehensive loss:
    Net loss                                                                        (52,487)
    Currency translation adjustment                                                                   (225)
  Total comprehensive loss                                                                                                  (52,712)
                                     ------   ------   ---------    ---------     ---------     ----------    ---------   ----------
Balance - June 30, 2001              17,308   $  173   $ 107,835    $      --     $ (80,196)    $     (370)   $ (53,407)  $ (25,965)
                                     ======   ======   =========    ========      =========     ==========    =========   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  For the year ended June 30,
                                                                                  ---------------------------
                                                                              2001           2000            1999
                                                                              ----           ----            ----
OPERATING ACTIVITIES
  Net (loss) income                                                        $ (52,487)      $  10,333       $   2,669
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Cumulative effect of accounting change                                   25,730              --           3,367
     Net loss (gain) on investment                                             2,172          (8,854)             --
     Minority interest                                                        (9,106)         (2,027)             --
     Equity in (income) loss of affiliate                                        (83)            (19)          1,912
     Membership solicitation and other deferred costs                       (252,361)       (234,826)       (146,519)
     Amortization of membership solicitation and other deferred costs        269,538         184,395         116,913
     Deferred membership fees                                                  9,266          53,451          45,069
     Depreciation and amortization                                            20,498          13,002           5,517
     Other                                                                     2,863             505             730

  Change in assets and liabilities:
     Accounts receivable                                                      (2,299)         (5,237)         (1,549)
     Prepaid membership materials                                                202            (699)         (1,026)
     Prepaid expenses                                                         (2,938)         (1,141)         (1,161)
     Other assets                                                                773            (874)         (1,212)
     Related party payables                                                      176              63              --
     Accounts payable                                                           (827)         16,361           5,941
     Accrued liabilities                                                       1,896          20,477          19,922
                                                                           ---------       ---------       ---------
Net cash provided by operating activities                                     13,013          44,910          50,573
                                                                           ---------       ---------       ---------

INVESTING ACTIVITIES
  Acquisition of fixed assets                                                (15,133)        (20,326)        (12,101)
  Other investments                                                            4,144           3,466              --
  Business combinations, net of cash acquired                                 (7,185)        (17,326)        (20,316)
                                                                           ---------       ---------       ---------
Net cash used in investing activities                                        (18,174)        (34,186)        (32,417)
                                                                           ---------       ---------       ---------

FINANCING ACTIVITIES
  Net proceeds from issuance of stock and warrants                             8,059           4,401           1,022
  Net (repayments of) borrowings from credit facility                           (526)            529              --
  Treasury stock purchases                                                    (8,917)        (36,340)         (3,801)
  Payments of long-term obligations                                             (755)            (74)           (371)
                                                                           ---------       ---------       ---------
Net cash used in financing activities                                         (2,139)        (31,484)         (3,150)
                                                                           ---------       ---------       ---------
Effect of exchange rate changes on cash and cash equivalents                    (133)            (10)             --
                                                                           ---------       ---------       ---------
Net (decrease) increase in cash and cash equivalents                          (7,433)        (20,770)         15,006
Cash and cash equivalents at beginning of year                                30,169          50,939          35,933
                                                                           ---------       ---------       ---------
Cash and cash equivalents at end of year                                   $  22,736       $  30,169       $  50,939
                                                                           =========       =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

NOTE 1 - NATURE OF BUSINESS

MemberWorks Incorporated (the "Company") is a leader in bringing value to consumers by designing innovative membership programs that offer services and discounts on everyday needs in healthcare, personal finance, insurance, travel, entertainment, computing, fashion and personal security. As of June 30, 2001,
7.9 million members are enrolled in MemberWorks programs, gaining convenient access to thousands of service providers and vendors. MemberWorks is the trusted marketing partner of leading consumer-driven organizations and offers them effective tools to enhance their market presence, to strengthen customer affinity and to generate additional revenue.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of presentation - consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.


Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Gain on issuance of subsidiary stock

Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the Statement of Operations, except for any transactions which must be credited directly to equity in accordance with the provisions of Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock of a Subsidiary".


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


Fixed assets

Fixed assets, capitalized software costs and capital leases are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the lesser of the estimated productive lives of the assets or the terms of the related leases, and range from two to eleven years. Maintenance and repair expenditures are charged to operations as incurred.


Revenue recognition

Membership fees are billed through clients of the Company primarily through credit cards. An allowance for cancellations is established based on the Company's most recent actual cancellation experience and is updated regularly. Deferred membership fees are recorded, net of estimated cancellations, when the trial period has elapsed, and are amortized as revenues from membership fees upon the expiration of membership refund privileges. Membership cancellations are charged to the allowance for cancellations on a current basis. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program, either for a complete refund of the membership fee for that period or a prorata refund based on the remaining portion of the membership period depending upon the terms of the membership program. Accrued liabilities set forth in the accompanying Consolidated Balance Sheets as of June 30, 2001 and 2000 include an allowance for membership cancellations of $30,004,000 and $33,477,000, respectively.

For the year ended June 30, 2001, no clients accounted for more than 10% of revenues. Membership service programs sponsored by the Company's largest client accounted for 12.8% of revenues for the fiscal year ended June 30, 2000. Membership service programs sponsored by the Company's three largest clients accounted for 15.7%, 11.1% and 10.7% of revenues, respectively, for the fiscal year ended June 30, 1999.


Membership solicitation and other deferred costs

Membership solicitation costs include telemarketing and direct mail costs related directly to membership solicitation (i.e., direct response advertising costs). In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," direct response advertising costs are deferred and charged to operations as revenues from membership fees are recognized. Other deferred costs consist of royalties paid to clients and transaction processing fees, which relate to the same revenue streams as the direct response advertising costs and are also charged to income over the membership period. Membership solicitation costs incurred to obtain a new member generally are less than the initial membership fee. However, if membership solicitation costs were to exceed membership fees, an adjustment would be made to the extent of any impairment.


Earnings per share

Basic and diluted earnings per share amounts are determined in accordance with the provisions of Financial Accounting Standards Board Statement ("SFAS") No. 128 "Earnings Per Share" ("SFAS 128"). Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Earnings per share assuming dilution is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding, determined using the treasury stock method.


Cash and cash equivalents

The Company considers highly liquid investment instruments with terms of three months or less at the time of acquisition to be cash equivalents.

The Company retains restricted cash in an escrow account for the payment of commissions to a client and the related refunds to customers. As of June 30, 2001, restricted cash included in cash and cash equivalents on the Balance Sheet is $991,000.


Marketable securities

Marketable securities are classified as available-for-sale. Unrealized gains and losses are excluded from earnings and are reported as a separate component of other comprehensive income in shareholders' equity. Realized gains and losses are included in income and are determined based on the specific identification method.


Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.


Goodwill and intangible assets

Goodwill represents the excess of acquisition costs over the fair value of net assets acquired and is amortized on a straight-line basis over the estimated useful lives ranging from seven to twenty years. Goodwill set forth in the accompanying Consolidated Balance Sheets as of June 30, 2001 and 2000 is $84,395,000 and $71,497,000, respectively, net of accumulated amortization of $13,040,000 and $5,504,000, respectively. If it became probable that the projected future undiscounted cash flows of acquired assets were less than the carrying value of the goodwill, the Company would recognize an impairment loss in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" ("SFAS 121"). As of June 30, 2001, no impairment has been indicated. See also New accounting pronouncements.

Intangible assets principally include member and customer relationships and employment agreements that arose in connection with business acquisitions. Other acquired intangibles, except member relationships, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives ranging from two to twenty years. The value of member relationships is amortized using an accelerated method based on estimated future cash flows. Intangible and other assets set forth in the accompanying Consolidated Balance Sheets as of June 30, 2001 and 2000
include acquired member and customer relationships and employment agreements of $14,407,000 and $14,309,000, respectively, net of accumulated amortization of $6,819,000 and $3,546,000, respectively, and trademarks of $33,000 and $43,000, respectively, net of accumulated amortization of $17,000 and $7,000, respectively. The Consolidated Balance Sheets as of June 30, 2001 and 2000 include total accumulated amortization of intangible and other assets of $7,591,000 and $4,207,000, respectively.


Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS 121. The Company reviews its intangible and other long-lived assets for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of June 30, 2001, no impairment has been indicated.


Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect as of the Balance Sheet dates. Equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included as a component of comprehensive income in the Consolidated Statements of Shareholders' (Deficit) Equity. Transaction gains and losses, if any, are included in the Consolidated Statements of Operations.


Stock-based compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations.


New accounting pronouncements

MemberWorks adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as of July 1, 2000. SAB 101 establishes the Securities and Exchange Commission staff's (the "Staff") preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges. See Note 3 for further information on the effects of the adoption of SAB 101.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method.

In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial statements.

In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

NOTE 3 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

Effective July 1, 2000, the Company changed its method of accounting for membership fee revenue to comply with the Staff's preferred method as outlined in SAB 101. Membership fees, and the related direct costs associated with acquiring the underlying memberships, are no longer recognized on a pro-rata basis over the corresponding membership period, but instead will be recognized in earnings upon the expiration of membership refund privileges. The cumulative effect of this change in accounting principle as of July 1, 2000 of $25,730,000 was recorded in the fiscal quarter ended September 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which were deferred as part of the cumulative effect adjustment at July 1, 2000, were recognized in earnings during fiscal year 2001 as the underlying refund privileges expired. During the fiscal year ended June 30, 2001, the Company recognized $68,195,000 of revenue which was included as a component of the cumulative effect of accounting change booked July 1, 2000. The effect of the adoption of SAB 101 on reported revenue, loss before the cumulative effect of accounting change and loss per share before the cumulative effect of accounting change for the fiscal year ended June 30, 2001, is an increase of $13,470,000, $3,758,000 and $0.25, respectively.

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

These changes in accounting for the recognition of membership fees and the printing and mailing of membership materials has no impact on the Company's cash flows or on the value of the underlying memberships.

NOTE 4 - BUSINESS COMBINATIONS

In October 2000, the Company increased its ownership in Discount Development Services, L.L.C. and its subsidiary, Uni-Care, Inc., ("DDS") from 19% to 100%. The Company paid $8,150,000 in cash and 425,232 shares of MemberWorks Common Stock with an approximate fair market value of $13,641,000 as of the date the Company entered into the purchase agreement. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair value at the date of acquisition. DDS is in the business of marketing and administering healthcare network membership programs that provide its members access to various healthcare networks including hearing, vision, prescription and chiropractic. The results of DDS's operations are included in the consolidated financial statements from the date of acquisition. Due to the immateriality of the acquisition, pro forma results were not required to be presented.

In July 1999, the Company increased its ownership percentage in ConsumerInfo.com ("CIC"), a California Corporation, from 19% to 100%, for cash consideration of $15,885,000. The transaction was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of operations of CIC are included in the consolidated financial statements from the date of acquisition. Prior to that date, the Company had properly accounted for its 19% investment under the cost method of accounting. In accordance with generally accepted accounting principles, the Company has adjusted its prior period financial results to record its 19% investment in CIC as if it had been accounted for under the equity method of accounting. For the fiscal years ended June 30, 1999 and 1998, the effect of the restatement was to decrease net income by $1,912,000, or $0.11 per diluted share, and $638,000, or $0.04 per diluted share, respectively. The effect of the restatement on the June 30, 1999 Balance Sheet was to reduce intangible and other assets by $2,550,000.

Pro Forma Results

The following unaudited pro forma results of operations for the year ended June 30, 2000 and 1999 have been prepared assuming the CIC acquisition had occurred as of July 1, 1999 for the year ended June 30, 2000 and as of July 1, 1998 for the year ended June 30, 1999. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data):

                                                                                   JUNE 30,
                                                                                   --------
                                                                               2000          1999
                                                                            ---------     ---------
Revenues                                                                    $ 330,648     $ 222,689
Net income before cumulative effect of accounting change                        9,798         1,776
Basic earnings before cumulative effect of accounting change per share      $    0.65     $    0.12
Diluted earnings before cumulative effect of accounting change per share         0.58          0.10

In February 2000, CIC merged with eNeighborhoods, a leading provider of home resale and neighborhood data on the Internet. The new entity was renamed iPlace, Inc. ("iPlace"). The net purchase price totaled approximately $15,487,000. The transaction was accounted for as a purchase of eNeighborhoods by CIC with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of eNeighborhoods' operations are included in the consolidated financial statements from the date of acquisition. Due to the immateriality of the acquisition, pro forma results were not required to be presented.

In April 2000, iPlace acquired all of the issued and outstanding common stock of Qspace, Inc. ("Qspace"), a leading online provider of credit and personal finance information, in exchange for iPlace stock valued at approximately $10,459,000. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Qspace's operations are included in the consolidated financial statements from the date of acquisition. Due to the immateriality of the acquisition, pro forma results were not required to be presented.

As of June 30, 2001 and 2000, MemberWorks is the majority shareholder of iPlace with an approximate 58% ownership share. Therefore, the results of operations of CIC, eNeighborhoods and Qspace are included in the consolidated financial statements from the respective dates of acquisition, net of minority interest after February 23, 2000. Minority interest in the Company's Statement of Operations represents the minority shareholders' interest in iPlace's losses for the periods presented.

In May 1999, the Company acquired Comp-U-Card Canada Group ("MemberWorks Canada") for $9,247,000. MemberWorks Canada is a leading provider of credit card enhancement services in Canada. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of MemberWorks Canada's operations are included in the consolidated financial statements from the date of acquisition. Due to the immateriality of the acquisition, pro forma results were not required to be presented.

In April 1999, the Company acquired Quota-Phone, Inc. ("Quota-Phone") for $7,750,000 in cash and 41,666 shares of MemberWorks Common Stock with an approximate fair market value of $1,500,000 as of the closing date. Quota-Phone is a wholesale provider of discount shopping services and "no-expiration" coupons. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Quota-Phone's operations are included in the consolidated financial statements from the date of acquisition. Due to the immateriality of the acquisition, pro forma results were not required to be presented.

NOTE 5 - (LOSS) GAIN ON SALE OF INVESTMENT

In February 2000, MemberWorks sold its equity interest in AwardTrack, Inc. in exchange for stock in 24/7 Media, Inc. ("24/7"). In connection with this sale, MemberWorks recognized a gain of $47,475,000 based upon the market value of 24/7 common stock at that time. Subsequently, the investment in 24/7 declined in value and management determined that the decline was other than temporary. As a result, MemberWorks wrote down its investment in 24/7 by $36,280,000. During the fourth quarter of fiscal 2000, MemberWorks sold a portion of the 24/7 shares. Proceeds from the sales were $5,244,000 and related realized losses included in income were $2,341,000. The financial impact of the above transactions on fiscal 2000 was a net gain of $8,854,000.

During the second quarter of fiscal 2001, the investment in 24/7 declined in value and management determined that the decline was other than temporary. As a result, MemberWorks wrote down its investment in 24/7 by $1,790,000. In addition, during fiscal 2001, MemberWorks sold its remaining shares of 24/7 stock. Proceeds from the sales were $4,144,000 and related realized losses were $382,000. The financial impact of the transactions on fiscal 2001 is a net loss of $2,172,000.

NOTE 6 - FIXED ASSETS

Fixed assets, net are comprised of the following at June 30, (in thousands):

                                                 2001           2000
                                               --------       --------
Computer software and equipment                $ 43,135       $ 33,925
Furniture and fixtures                            8,386          8,349
Leasehold improvements                            6,707          6,910
Construction in progress                             --             13
                                               --------       --------
                                                 58,228         49,197
Accumulated depreciation and amortization       (18,541)       (14,582)
                                               --------       --------
                                               $ 39,687       $ 34,615
                                               ========       ========

Depreciation and amortization expense was $10,545,000, $6,261,000 and $3,278,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 7 - LONG-TERM LIABILITIES

Long-term liabilities are summarized as follows at June 30, (in thousands):

                                  2001        2000
                                 ------      ------
Bank credit facility             $   --      $  529
Notes payable                     1,194         100
Lease incentives                  1,490       1,080
Other long term obligations         767           2
                                 ------      ------
                                  3,451       1,711
Less current maturities             465         631
                                 ------      ------
Long-term liabilities            $2,986      $1,080
                                 ======      ======

The Company has a bank credit facility that allows borrowings up to $28,000,000. Borrowings under the facility accrue interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. A commitment fee is charged based on the total facility at the rate of 0.25% per annum on the average daily unused portion of the facility. There were no borrowings outstanding under this bank credit facility as of June 30, 2001 or 2000. The bank credit facility requires that MemberWorks maintain a compensating balance of $10,000,000 in addition to certain financial covenants. The credit agreement is secured by all of the Company's assets, including the stock of its subsidiaries. As of June 30, 2000, the Company's Canadian subsidiary, MemberWorks Canada, had a $700,000 bank credit facility, which bore interest at the Royal Bank of Canada prime rate per annum. The Company had $529,000 outstanding under this bank credit facility as of June 30, 2000. This credit facility expired during fiscal 2001.

As of June 30, 2001, the Company's subsidiary, DDS, has $1,186,000 outstanding under various notes payable which bear interest ranging from 5.30% to 8.79% per annum and are due from July 2001 to November 2004. As of June 30, 2001, a subsidiary of the Company, iPlace, has $8,000 outstanding under a note payable which bears interest at 13.6% per annum. As of June 30, 2000, a subsidiary of the Company, iPlace, had $100,000 outstanding under a note payable which bore interest at 5.8% per annum. This note payable was paid down during fiscal 2001.

As of June 30, 2001 and 2000, MemberWorks Canada has $1,490,000 and $1,080,000, respectively, outstanding for lease incentives related to certain operating leases. These lease incentives are amortized as a reduction to rent expense over the terms of the leases.

Other long term obligations are comprised of two consulting agreements entered into by DDS which expire during October and November 2004.

Other (expense) income in the fiscal years ended June 30, 2001, 2000 and 1999, as shown in the Statements of Operations, includes interest expense of $1,263,000, $133,000 and $55,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Rent expense under operating leases was $7,552,000, $3,925,000 and $2,974,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

During fiscal 1996, the Company entered into capital leases for certain computer equipment totaling $406,000 of capitalized cost. Lease amortization for the years ended June 30, 2001, 2000 and 1999 was $47,000, $67,000 and $77,000,
respectively, and is included in depreciation and amortization expense.

The future minimum lease payments under capital leases (including present value of net minimum lease payments) and operating leases as of June 30, 2001 are as follows (in thousands):

                                                                                    CAPITAL      OPERATING
FISCAL YEAR                                                                         LEASES         LEASES
-----------                                                                         ------         ------
2002                                                                                $    51      $   7,652
2003                                                                                     85          6,345
2004                                                                                      8          5,407
2005                                                                                      -          4,653
2006                                                                                      -          3,508
Thereafter                                                                                -          7,901
                                                                                    -------      ---------
Total minimum lease payments                                                            144      $  35,466
                                                                                                 ---------
Less--Amount representing interest                                                       22
                                                                                    -------
Present value of net minimum lease payments including current maturities of $51
   with interest rates ranging from 9.9% to 13.57%                                  $   122
                                                                                    -------

The Company has an agreement with one of its vendors under which it has a contingent liability related to services provided in Fiscal 2001. The Company estimates that this liability could range from $0 to $754,000 as of June 30, 2001. No reserve has been established in the June 30, 2001 Consolidated Balance Sheet, as the liability is not deemed to be probable or reasonably estimable.

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

In March 2001, a purported class action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of insurance products. The Company believes that the claims asserted against Coverdell are unfounded and the Company and Coverdell will vigorously defend their interests against this suit.

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

In June 2001, purported class actions were instituted by plaintiffs Judith Jeselskis and Marcia Walters against the Company and other defendants in Circuit Court of the Tenth Judicial District, Highlands County Civil Division, Florida, and Circuit Court of the Sixth Judicial Circuit, Pinellas County Civil Division, Florida, respectively. The suits, which seek unspecified monetary damages, allege that the Company and the other defendants violated Florida trade practices law. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against the suits.

In July 2001, a purported class action was instituted by Alan Stone against the Company and other defendants in Superior Court of the State of California, County of Orange. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated California business practices law. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against this suit.

NOTE 9 - INCOME TAXES

There was no current or deferred provision for income taxes for the years ended June 30, 2001, 2000 and 1999. No current provision was required because tax losses were incurred in those years. Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carry forwards and the valuation allowance established in accordance with SFAS 109, are summarized below as of June 30, 2001 and 2000 (in thousands):

                                                                      2001           2000
                                                                    --------       --------
Benefit of federal and state net operating loss carry forwards      $ 45,211       $ 41,504
Deferred membership fees                                              22,897          3,784
Allowance for membership cancellations                                10,226         12,336
Marketable securities                                                                (1,752)
Other deferred tax (liabilities) assets                                 (704)         1,584
Membership solicitation and other deferred costs                     (54,940)       (47,281)
                                                                    --------       --------
Total deferred tax assets                                             22,690         10,175
Less: Valuation allowance                                            (22,690)       (10,175)
                                                                    --------       --------
Net deferred tax asset                                              $     --       $     --
                                                                    ========       ========

As of June 30, 2001, the Company had federal net operating loss carry forwards of $102,414,000 expiring at various dates from June 30, 2004 to June 30, 2021. The Company's ability to use these losses to offset future taxable income would be subject to limitations under the Internal Revenue Code if certain changes in the Company's ownership occur. In addition, there are $9,449,000 of net operating loss carry forwards related to iPlace which were not included in the consolidated tax return of the Company. The Company also has state net operating loss carry forwards available to reduce future state taxable income which expire beginning June 30, 2005 through June 30, 2021. The valuation allowance for deferred tax assets as of July 1, 1999 was $14,284,000.

NOTE 10 - RELATED PARTY OBLIGATIONS

As of June 30, 2001 and 2000, the Company's majority-owned subsidiary, iPlace, has a note payable to the President of iPlace for $1,973,000 and $1,789,000, respectively. The note bears interest at the Citibank, N.A. publicly announced interest rate plus 1% per annum and is due on demand. The interest payable related to this note is $55,000 and $63,000 as of June 30, 2001 and 2000, respectively. Other income, net for fiscal 2001 and 2000 includes related party interest expense of $176,000 and $63,000, respectively.

NOTE 11 - MINORITY INTEREST

MemberWorks is the majority shareholder of iPlace, Inc. with an approximate 58% ownership share. Minority interest in the Statement of Operations represents the minority shareholders' interest in iPlace's losses for the years ended June 30, 2001 and 2000 net of accumulated dividends on the iPlace Series A Preferred Stock (Note 12) in fiscal 2001.

NOTE 12 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

During October 2000, iPlace authorized the sale and issuance of 184,000 shares of Series A Preferred Stock at a purchase price of $5,000,000 to outside investors. The Series A Preferred Stock has a par value per share of $0.01 and pays cumulative dividends at an annual rate of 8.0%. Such dividends are accrued from the original issuance date.

The Series A Preferred Stock is convertible at the option of the holder, in whole or part, at any time into iPlace's common stock at an initial conversion rate of one for one. Upon the demand of at least a majority of holders on or after October 10, 2004, all shares of Series A Preferred Stock could be redeemed at a value of the initial purchase price plus any declared and unpaid dividends.

Series A Preferred Stock holders are entitled to vote upon all matters brought before the iPlace stockholders and are entitled to one vote per share. In the event of the liquidation of iPlace, the preferred shareholders will receive $27.23 per share plus all declared and unpaid dividends. As of June 30, 2001, the amount of accrued and unpaid dividends totaled $289,000.

NOTE 13 - SHAREHOLDERS' EQUITY


Stock Repurchases

The Company has a stock repurchase program. In April 1999, the Board of Directors authorized the Company to repurchase up to 150,000 shares of the Company's Common Stock. The Company completed repurchases under this authorization in November 1999. In November 1999 and April 2000, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of the Company's Common Stock, respectively. As of June 30, 2001, approximately 699,000 shares were remaining for repurchase under the November 1999 and April 2000 authorizations. During fiscal 2001, the Company repurchased 340,000 shares for $8,917,000, compared to the repurchase of 1,097,000 shares for $36,340,000 in fiscal 2000 and 111,000 shares for $3,801,000 in fiscal 1999.

NOTE 14 - STOCK OPTIONS AND WARRANTS


Stock Compensation Plans

As of June 30, 2001, the Company has five stock-based compensation plans which are described below. The Company applies APB 25 and related interpretations in accounting for its plans. Compensation expense of $395,000, $467,000 and $467,000 has been recognized during fiscal 2001, 2000 and 1999, respectively, related to its stock option plans. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's pro forma net (loss) income and (loss) earnings per share would have been as follows:

                                             YEAR ENDED JUNE 30,
                                             -------------------
                                    2001            2000            1999
                                    ----            ----            ----
                                  ($ in thousands, except per share data)
Net (loss) income:
     As reported                $  (52,487)      $   10,333      $    2,669
     Pro forma                     (63,402)           3,875            (732)

(Loss) earnings per share:
     As reported
         Basic                  $    (3.44)      $     0.68      $     0.17
         Diluted                     (3.44)            0.61            0.16
     Pro forma
         Basic                  $    (4.16)      $     0.26      $    (0.05)
         Diluted                     (4.16)            0.23           (0.04)

The pro forma effect of SFAS No. 123 on fiscal 1999 results is not representative of the pro forma effect on net (loss) income in future years because SFAS No. 123 does not take into consideration pro forma compensation expense related to grants made prior to July 1, 1995.

Under the stock option plans and the agreement with an executive officer described below, the fair value of each option grant calculated under the provisions of SFAS No. 123 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 2001, 2000 and 1999:

                                 2001         2000         1999
                                 ----         ----         ----
Dividend yield                      0%           0%          0%
Expected volatility                50%          50%         50%
Risk free interest rate           5.9%         5.9%        4.8%
Expected lives                 5 years      5 years     5 years

The weighted average fair value per share of options granted at market value were $14.03, $14.04 and $8.52 for the years ended June 30, 2001, 2000 and 1999, respectively.

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

The Company had an agreement with an executive officer, whereby the Company was required to grant options to purchase up to 144,000 shares of Common Stock to the executive for achievement of certain performance goals. These options have a stated exercise price of $2.78 per share and vest ratably over a four-year period from date of grant. The executive was granted 43,200 and 14,400 options to purchase Common Stock in 1997 and 1996, respectively. The Company recognized compensation expense of $44,000, $122,000 and $122,000 for each of the years ended June 30, 2001, 2000 and 1999, respectively.

In connection with a grant of options in June 1996 to purchase 360,000 shares of Common Stock, the Company recognized compensation expense of $345,000 during each of the years ended June 30, 2000 and 1999. Compensation expense was recognized over the four-year vesting period and was measured based on the excess of the fair market value of the Company's stock over the grant price of the options.

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

Information with respect to options to purchase shares issued under these plans is as follows:

                                                2001                        2000                           1999
                                                ----                        ----                           ----
                                                      AVERAGE                      AVERAGE                        AVERAGE
                                                     EXERCISE                      EXERCISE                       EXERCISE
(Shares in thousands)                   SHARES         PRICE          SHARES        PRICE           SHARES         PRICE
                                        ------         -----          ------        -----           ------         -----
Outstanding at beginning of year         2,980       $  17.14          2,842       $  12.46          1,754       $   8.25
Granted at market value                  1,766          27.61          1,068          27.67          1,343          17.96
Replaced/exchanged                          --             --             --             --            100          15.00
Exercised                                 (366)         (7.78)          (451)         (8.06)          (182)          4.01
Cancelled                                   --             --             --             --           (100)         30.38
Forfeited                                 (565)        (26.32)          (479)        (21.39)           (73)         13.78
                                         -----                         -----                         -----
Outstanding at end of year               3,815       $  21.45          2,980       $  17.14          2,842       $  12.46
                                         =====                         =====                         =====

                                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                                -------------------                    -------------------
                                         SHARES        AVERAGE        AVERAGE           SHARES       AVERAGE
                                       OUTSTANDING    REMAINING      EXERCISE         OUTSTANDING   EXERCISE
(Shares in thousands)                  AT 6/30/01    LIFE (YEARS)      PRICE          AT 6/30/01      PRICE
                                       ----------    ------------      -----          ----------      -----
$1.84 to $2.99                                224            4.0      $ 2.70                224      $ 2.70
$3.00 to $4.99                                215            5.0        4.17                215        4.17
$5.00 to $13.99                               170            5.4       10.54                165       10.48
$14.00 to $15.99                              391            6.9       14.99                183       14.99
$16.00 to $20.99                              779            8.5       18.66                282       18.34
$21.00 to $28.99                              357            8.4       24.55                112       24.49
$29.00 and over                             1,679            8.7       29.41                164       29.19
                                            -----                                         -----
                                            3,815            7.8      $21.45              1,345      $13.88
                                            =====                                         =====

Options exercisable as of June 30, 2000 and 1999 were 1,138,000 and 956,000, respectively.


iPlace Stock Option Plan

In April 2001, the Board of Directors of iPlace approved a five-for-one stock split of iPlace's outstanding stock and options. The stock option split does not impact the value of outstanding options and all option share information has been adjusted to reflect the five-for-one stock split.

On February 11, 2000, the Board of Directors of iPlace established and approved the iPlace 2000 Stock Option Plan. In connection with the acquisition of eNeighborhoods in February 2000 and Qspace in April 2000 (see Note 4), iPlace issued 1,165,000 options at an average exercise price of $0.96 and 175,000 options at an average exercise price of $2.74. The fair value of these options has been accounted for as a part of the respective purchase prices. The iPlace options are issued at the estimated fair value of the underlying common stock and generally vest 25% per year beginning one year from the date of grant. During 2001, 2,941,000 options were granted at an average exercise price of $4.20 and 482,000 options were forfeited at an average exercise price of $2.80. At June 30, 2001, options to purchase approximately 5,585,000 shares of iPlace stock remained outstanding at an average exercise price of $3.18 with 1,548,000 of those options exercisable at an average exercise price of $2.54. During 2000, 2,175,000 options were granted at an average exercise price of $2.77 and 375,000 options were forfeited at an average exercise price of $2.27. At June 30, 2000, options to purchase approximately 3,140,000 shares of iPlace stock remained outstanding at an average exercise price of $2.16 with 360,000 of those options exercisable at an average exercise price of $0.28.

For purposes of calculating the pro forma SFAS No. 123 compensation expense under the iPlace stock option plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended June 30, 2001: dividend yield of 0%; volatility of 50%; risk free interest rate of 4.9%; and expected life of 5.0 years. The weighted average fair value of options granted at market value during fiscal 2001 was $2.07. The following weighted average assumptions were used for the year ended June 30, 2000: dividend yield of 0%; volatility of 0%; risk free interest rate of 6.0%; and expected life of 5.0 years. The weighted average fair value of options granted at market value during fiscal 2000 was $0.57.


Employee Stock Purchase Plan

During fiscal 1997, the Company adopted the 1996 Employee Stock Purchase Plan which provides for the issuance of up to 360,000 shares of common stock. The plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of (a) 85% of the closing price of the Common Stock on the day the purchase period commences or (b) 85% of the closing price of the Common Stock on the day the purchase period terminates. During fiscal 2001, 2000, and 1999, 20,000, 18,000 and 16,000 shares were purchased under the plan, respectively.


Warrants

During fiscal 2001, warrants to acquire 3,000 shares of Common Stock were exercised (3,000 at $0.0014 per share). During fiscal 2000, warrants to acquire 158,000 shares of Common Stock were exercised (131,000 at $2.05 per share and 27,000 at $0.0014 per share). During fiscal 1999, warrants to acquire 16,000 shares of Common Stock were exercised (9,000 at $0.0014 per share and 7,000 at $3.56 per share). In addition, during fiscal 2001, warrants to acquire 4,000 shares of Common Stock at $0.0014 expired and during fiscal 1999, warrants to acquire 20,000 shares of Common Stock at $3.56 expired.

Warrants were issued to outside investors prior to fiscal 1997. As of June 30, 2001, no warrants are outstanding to purchase Common Stock.

NOTE 15 - EMPLOYEE BENEFIT PLAN

All employees over the age of 18 may participate in the Company's 401(k) profit sharing plan. Employees may contribute up to 20% of their compensation subject to certain limitations. Effective July 1, 2000, MemberWorks began making quarterly matching contributions in Common Stock based on qualified employee contributions. Matching contributions were $126,000 for fiscal 2001.

NOTE 16 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (in thousands):

                                                       YEAR ENDED JUNE 30,
                                                   2001        2000        1999
                                                  ------      ------      ------
Cash paid during the period for interest          $1,246      $   90      $   55
Cash paid during the period for income taxes         595         205          76

NOTE 17 - (LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share amounts are determined in accordance with the provisions SFAS 128. The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted
(loss) earnings per share (in thousands, except per share data):

                                                                       2001           2000          1999
                                                                       ----           ----          ----
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income before cumulative effect of accounting change      $(26,757)      $ 10,333      $  6,036
Cumulative effect of accounting change                                (25,730)            --        (3,367)
                                                                     --------       --------      --------
Net (loss) income                                                    $(52,487)      $ 10,333      $  2,669
                                                                     ========       ========      ========

Denominator for basic (loss) earnings per share:
Weighted average number of common shares outstanding - basic           15,248         15,162        15,361
Effect of dilutive securities:
   Options and warrants                                                    --          1,831         1,763
                                                                     --------       --------      --------
Weighted average number of common shares outstanding - diluted         15,248         16,993        17,124
                                                                     ========       ========      ========

Basic (loss) earnings per share                                      $  (3.44)      $   0.68      $   0.17
                                                                     ========       ========      ========
Diluted (loss) earnings per share                                    $  (3.44)      $   0.61      $   0.16
                                                                     ========       ========      ========

The diluted net (loss) income per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the year ended June 30, 2001 is incremental weighted average stock option shares of approximately 2,870,000.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts):

                                                                                 YEAR ENDED JUNE 30, 2001
                                                                                 ------------------------
                                                                  FIRST          SECOND            THIRD         FOURTH
                                                                 QUARTER         QUARTER          QUARTER        QUARTER
                                                                 -------         -------          -------        -------
Revenues                                                        $  97,799       $ 117,616         133,877       $ 126,434
Operating loss                                                     (9,580)         (7,556)         (8,641)         (7,547)
Loss before cumulative effect of accounting change                 (7,158)         (7,267)         (6,416)         (5,916)
Net loss                                                          (32,888)         (7,267)         (6,416)         (5,916)
Diluted loss before cumulative effect of accounting change
per share                                                           (0.48)          (0.48)          (0.42)          (0.38)

                                                                               YEAR ENDED JUNE 30, 2000
                                                                               ------------------------
                                                                  FIRST          SECOND        THIRD         FOURTH
                                                                 QUARTER        QUARTER       QUARTER        QUARTER
                                                                 -------        -------       -------        -------
Revenues                                                         $ 71,658      $ 78,908      $ 85,129       $ 94,412
Operating income (loss)                                             2,087         2,708           230         (6,465)
Income (loss) before cumulative effect of accounting change
                                                                    2,334         3,008        18,829        (13,838)
Net income (loss)                                                   2,334         3,008        18,829        (13,838)
Diluted income (loss) before cumulative effect of
accounting change per share                                          0.13          0.18          1.10          (0.84)

NOTE 19 - SUBSEQUENT EVENT

MemberWorks announced on August 10, 2001, that a definitive agreement had been signed under which Homestore.com, Inc. will acquire iPlace in a cash and stock transaction. The Company expects to receive approximately $52,000,000 in cash and an additional $36,000,000 in Homestore.com stock for its 58% ownership in iPlace. The transaction closed on August 24, 2001.

                            MEMBERWORKS INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                               Balance at      Charged to    Charged to Other
                                              Beginning of     Costs and        Accounts --         Deductions --   Balance at End
Description                                      Period         Expense          Describe             Describe        of Period
-----------                                      ------         -------          --------             --------        ---------
YEAR ENDED JUNE 30, 2001
Allowance for cancellations                   $33,477,000    $         --      $362,623,000 A     $ 366,096,000 B    $  30,004,000
Valuation allowance for deferred tax assets    10,175,000              --        12,515,000                   -         22,690,000

YEAR ENDED JUNE 30, 2000
Allowance for cancellations                   $24,811,000    $         --      $282,301,000 A     $ 273,635,000 B    $  33,477,000
Valuation allowance for deferred tax assets    14,284,000              --        (4,109,000)D                 -         10,175,000

YEAR ENDED JUNE 30, 1999
Allowance for cancellations                   $ 16,362,000   $         --      $192,019,000 A     $ 183,570,000 B    $  24,811,000
Valuation allowance for deferred tax assets     13,739,000             --           545,000 C                 -         14,284,000

(A)  Charged to Balance Sheet account "Deferred membership fees."

(B)  Charges for refunds upon membership cancellations.

(C) Increase in the valuation allowance for deferred tax assets is due to an increase in deferred tax assets.

(D) Decrease in the valuation allowance for deferred tax assets is due to a decrease in deferred tax assets.