Form 10-Q
period 2001-09-30
MEMBERWORKS INC
filed 2001-11-14
CIK 1020996

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                           Commission File No. 0-21527


                            MEMBERWORKS INCORPORATED
                            ------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                           06-1276882
        ------------------------                              ----------------
        (State of Incorporation)                              (I.R.S. Employer
                                                             Identification No.)

          9 West Broad Street;
         Stamford, Connecticut                                      06902
---------------------------------------                      -------------------
(Address of principal executive offices)                          (Zip Code)

                                 (203) 324-7635
                                 --------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No  ___



The number of shares outstanding of the Registrant's capital stock: 14,985,092 shares of Common Stock, $0.01 par value as of October 25, 2001.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2001
         and June 30, 2001                                                    2

         Condensed Consolidated Statements of Operations for the three
         months ended September 30, 2001 and 2000                             3

         Condensed Consolidated Statements of Cash Flows for the three
         months ended September 30, 2001 and 2000                             4

         Notes to Condensed Consolidated Financial Statements                 5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11

         Forward Looking Statements                                          13


Item 3.  Quantitative and Qualitative Disclosures about Market Risk          15

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                         September 30,    June 30,
                                                                             2001           2001
                                                                         -------------    ---------
                                  ASSETS                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                                $  47,351      $  22,736
  Marketable securities                                                       12,245             --
  Accounts receivable                                                         15,263         20,446
  Prepaid membership materials                                                 4,541          3,903
  Prepaid expenses                                                             2,528          5,857
  Membership solicitation and other deferred costs                           137,651        154,059
                                                                           ---------      ---------
      Total current assets                                                   219,579        207,001
Fixed assets, net                                                             37,046         39,687
Goodwill, net                                                                 42,039         84,814
Intangible assets, net                                                         9,314         14,283
Other assets                                                                   2,135          2,676
                                                                           ---------      ---------
      Total assets                                                         $ 310,113      $ 348,461
                                                                           =========      =========

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term obligations                              $     629      $     516
  Accounts payable                                                            42,940         49,505
  Accrued liabilities                                                         52,244         64,634
  Due to related parties                                                          --          2,028
  Deferred membership fees                                                   209,797        243,024
                                                                           ---------      ---------
      Total current liabilities                                              305,610        359,707
Long-term liabilities                                                          2,646          3,057
                                                                           ---------      ---------
      Total liabilities                                                      308,256        362,764

Minority interest                                                                 --          6,505
Mandatorily redeemable convertible preferred securities of subsidiary             --          5,157

Shareholders' equity (deficit):
  Preferred stock, $0.01 par value -- 1,000 shares
    authorized; no shares issued                                                  --             --
  Common stock, $0.01 par value -- 40,000 shares authorized;
    17,392 shares issued (17,308 shares at June 30, 2001)                        174            173
  Capital in excess of par value                                             108,665        107,835
  Accumulated deficit                                                        (45,752)       (80,196)
  Accumulated other comprehensive loss                                          (534)          (370)
  Treasury stock, 2,234 shares at cost (1,920 shares at June 30, 2001)       (60,696)       (53,407)
                                                                           ---------      ---------
      Total shareholders' equity (deficit)                                     1,857        (25,965)
                                                                           ---------      ---------
      Total liabilities and shareholders' equity (deficit)                 $ 310,113      $ 348,461
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

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                                  For the three months ended
                                                                                       September 30,
                                                                                  --------------------------
                                                                                      2001          2000
                                                                                   ---------      --------
Revenues                                                                           $ 118,964      $ 97,799

Expenses:
  Operating                                                                           21,068        20,239
  Marketing                                                                           76,790        61,254
  General and administrative                                                          23,009        23,630
  Amortization of intangible assets                                                      675         2,256
                                                                                   ---------      --------

Operating loss                                                                        (2,578)       (9,580)
Gain on sale of subsidiary (Note 4)                                                   65,608            --
Net (loss) gain on investment (Note 4)                                               (22,296)          229
Other (expense) income, net, principally interest                                        (90)           92
                                                                                   ---------      --------

Income (loss) before equity in affiliate and minority interest                        40,644        (9,259)
Equity in income of affiliate                                                             --            83
Minority interest (Note 5)                                                               450         2,018
                                                                                   ---------      --------

Income (loss) before income taxes                                                     41,094        (7,158)
Provision for income taxes                                                               743            --
                                                                                   ---------      --------

Income (loss) before cumulative effect of accounting change                           40,351        (7,158)
Cumulative effect of accounting change (Note 2)                                       (5,907)      (25,730)
                                                                                   ---------      --------
Net income (loss)                                                                  $  34,444      $(32,888)
                                                                                   =========      ========

Basic earnings (loss) per share:
  Income (loss) before cumulative effect of accounting change                      $    2.62      $  (0.48)
  Cumulative effect of accounting change                                               (0.38)        (1.72)
                                                                                   ---------      --------
  Basic earnings (loss) per share                                                  $    2.24      $  (2.20)
                                                                                   =========      ========

Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of accounting change                      $    2.51      $  (0.48)
  Cumulative effect of accounting change                                               (0.37)        (1.72)
                                                                                   ---------      --------
  Diluted earnings (loss) per share                                                $    2.14      $  (2.20)
                                                                                   =========      ========


Weighted average common shares used in earnings (loss) per share calculations:
  Basic                                                                               15,379        14,973
                                                                                   =========      ========
  Diluted                                                                             16,077        14,973
                                                                                   =========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                    For the three months ended
                                                                          September 30,
                                                                       2001           2000
                                                                     ---------      ---------
OPERATING ACTIVITIES
  Net income (loss)                                                  $  34,444      $ (32,888)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Cumulative effect of accounting change                               5,907         25,730
    Gain on sale of subsidiary                                         (65,608)            --
    Net loss (gain) on investment                                       22,296           (229)
    Minority interest                                                     (450)        (2,018)
    Equity in income of affiliate                                           --            (83)
    Revenues before deferral                                           105,496        113,391
    Revenues recognized                                               (118,964)       (97,799)
    Marketing costs before deferral                                    (70,386)       (72,744)
    Marketing costs expensed                                            76,790         61,254
    Depreciation and amortization                                        3,428          4,493
    Other                                                                   42            313

  Change in assets and liabilities:
    Accounts receivable                                                  4,053         (5,879)
    Prepaid membership materials                                          (638)        (1,960)
    Prepaid expenses                                                        61         (1,969)
    Other assets                                                            23            940
    Related party payables                                                  12             92
    Accounts payable                                                      (748)        (5,781)
    Accrued liabilities                                                 (8,483)         1,137
                                                                     ---------      ---------
Net cash used in operating activities                                  (12,725)       (14,000)
                                                                     ---------      ---------

INVESTING ACTIVITIES
  Acquisition of fixed assets                                           (1,890)        (2,982)
  Proceeds from sale of subsidiary, net of cash sold                    45,998             --
  Business combinations, net of cash acquired                               --          2,996
                                                                     ---------      ---------
Net cash provided by investing activities                               44,107             14
                                                                     ---------      ---------
FINANCING ACTIVITIES
  Net proceeds from issuance of stock and warrants                         886            443
  Net borrowings from credit facility                                       --            315
  Treasury stock purchases                                              (7,330)          (647)
  Payments of long-term obligations                                       (191)           (18)
                                                                     ---------      ---------
Net cash (used in) provided by financing activities                     (6,635)            93
                                                                     ---------      ---------
Effect of exchange rate changes on cash and cash equivalents              (132)            (3)
                                                                     ---------      ---------
Net increase (decrease) in cash and cash equivalents                    24,615        (13,896)
Cash and cash equivalents at beginning of period                        22,736         30,169
                                                                     ---------      ---------
Cash and cash equivalents at end of period                           $  47,351      $  16,273
                                                                     =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2001.

Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

NOTE 2 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Adoption of SFAS 142

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The Company adopted SFAS 142 effective July 1, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company has determined that there is an impairment of goodwill of $5,907,000 at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 and recent downward trends in the operations of the reporting unit (see Note 7). This amount has been recorded as a cumulative effect of accounting change in the statement of operations for the three months ended September 30, 2001.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The following pro forma net income and earnings per share have been prepared assuming SFAS 142 was adopted as of July 1, 2000. Pro forma balances have been adjusted to exclude goodwill amortization expense which is no longer recorded under the provisions of SFAS 142 (in thousands, except per share data).

                                                              Three Months Ended
                                                                 September 30,
                                                            -------------------------
                                                              2001           2000
                                                            ----------     ----------
Net income (loss) from continuing operations:
  Reported net income (loss) from continuing operations     $   40,351     $   (7,158)
  Indefinite lived intangible asset amortization                    --          1,643
                                                            ----------     ----------
  Adjusted net income (loss) from continuing operations     $   40,351     $   (5,515)
                                                            ==========     ==========

Basic earnings (loss) per share:
  Reported earnings (loss) per share                        $     2.62     $    (0.48)
  Indefinite lived intangible asset amortization                    --           0.11
                                                            ----------     ----------
  Adjusted earnings (loss) per share                        $     2.62     $    (0.37)
                                                            ==========     ==========

Diluted earnings (loss) per share:
  Reported earnings (loss) per share                        $     2.51     $    (0.48)
  Indefinite lived intangible asset amortization                    --           0.11
                                                            ----------     ----------
  Adjusted earnings (loss) per share                        $     2.51     $    (0.37)
                                                            ==========     ==========

Adoption of SAB 101

The Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") as of July 1, 2000. SAB 101 establishes the Security and Exchange Commission's (the "Staff") preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges. Effective July 1, 2000, the Company changed its method of accounting for membership fee revenue to comply with the Staff's preferred method as outlined in SAB 101. Membership fees, and the related direct costs associated with acquiring the underlying memberships, are no longer recognized on a pro-rata basis over the corresponding membership period, but instead are recognized in earnings upon the expiration of membership refund privileges. The cumulative effect of this change in accounting principle as of July 1, 2000 of $25,730,000 was recorded in the fiscal quarter ended September 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which were deferred as part of the cumulative effect adjustment at July 1, 2000 were recognized in earnings during fiscal year 2001 as the underlying refund privileges expired. During the first quarter ended September 30, 2000, the Company recognized $31,735,000 of revenue which was included as a component of the cumulative effect of accounting change booked July 1, 2000.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share." The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                     Three months ended
                                                                        September 30,
                                                                    ----------------------
                                                                      2001          2000
                                                                    --------      --------
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change     $ 40,351      $ (7,158)
Cumulative effect of accounting change                                (5,907)      (25,730)
                                                                    --------      --------
Net income (loss)                                                   $ 34,444      $(32,888)
                                                                    ========      ========

Denominator for basic earnings (loss) per share:
Weighted average number of common shares outstanding -  basic         15,379        14,973
Effect of dilutive securities:
   Options                                                               698            --
                                                                    --------      --------
Weighted average number of common shares outstanding -  diluted       16,077        14,973
                                                                    ========      ========

Basic earnings (loss) per share                                     $   2.24      $  (2.20)
                                                                    ========      ========
Diluted earnings (loss) per share                                   $   2.14      $  (2.20)
                                                                    ========      ========

The diluted earnings (loss) per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. At September 30, 2001 and 2000 the Company had 2,027,000 and 1,329,000 shares, respectively, of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive.

NOTE 4 - GAIN ON SALE OF SUBSIDIARY

In August 2001, the Company sold its investment in and advances to iPlace, Inc. in exchange for $50,111,000 in cash, including $3,703,000 held in escrow, and 1,601,000 shares of Homestore.com common stock, including 451,000 shares held in escrow. The fair value of the Homestore.com common stock as of the date of sale was $34,540,000. The Homestore.com common stock received is unregistered and MemberWorks is restricted from selling any Homestore.com stock for a period of 120 days after the closing date and subsequently may only sell 1/12th of the shares in any calendar month. In connection with this sale, the Company recognized a gain of $65,608,000.

Subsequently, the investment in Homestore.com declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com to its fair value as of September 30, 2001 and recognized a loss of $22,296,000 in the first fiscal quarter of 2002.

NOTE 5 - MINORITY INTEREST

Prior to the sale of iPlace, Inc. in August 2001, the Company was the majority shareholder of iPlace, Inc. with an approximate 58% ownership share. Minority interest in the statement of operations for the first fiscal quarter of 2002 represents approximately 42% of iPlace's losses incurred from July 1, 2001 through the date of the sale.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows (in thousands):

                                                     Three Months Ended
                                                       September 30,
                                                   ----------------------
                                                     2001          2000
                                                   --------      --------
      Net income (loss)                            $ 34,444      $(32,888)
      Unrealized loss on marketable securities           --          (532)
      Foreign currency translation loss                (164)          (84)
                                                   --------      --------
      Comprehensive income (loss)                  $ 34,280      $(33,504)
                                                   ========      ========

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                          As of September 30, 2001        As of June 30, 2001
                                       -----------------------------  -----------------------------
                                       Gross Carrying   Accumulated   Gross Carrying  Accumulated
                                           Amount       Amortization      Amount      Amortization
                                       --------------   ------------  --------------  -------------
Amortized intangible assets:
Membership and Client Relationships        $13,194        $(4,339)        $17,465        $(5,642)
Non-Compete Agreements                         238           (196)          3,009           (999)
Other                                          950           (533)            950           (500)
                                           -------        -------         -------        -------
Total amortized intangible assets          $14,382        $(5,068)        $21,424        $(7,141)
                                           =======        =======         =======        =======
Unamortized intangible assets:
  Goodwill                                 $42,039                        $84,814

The gross carrying amount and accumulated amortization of amortized intangible assets at September 30, 2001 decreased from June 30, 2001 due to the sale of iPlace.

The total intangible amortization expense reflected in the statement of operations for the quarter ended September 30, 2001 is $675,000. The future intangible amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

                      Fiscal Year:
                         2002                    $1,172
                         2003                       697
                         2004                       419
                         2005                       275
                         2006                       183

The changes in the carrying amount of goodwill for the quarter ended September 30, 2001 are as follows (in thousands):

          Balance as of July 1, 2001                           $ 84,814
          Goodwill disposed during the quarter due to
            sale of subsidiary                                  (36,868)
          Impairment losses                                      (5,907)
                                                               --------
          Balance as of September 30, 2001                     $ 42,039
                                                               ========

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Goodwill was tested for impairment in the quarter ending September 30, 2001 in connection with the adoption of SFAS 142. Due to the slow down in the business of one of the Company's reporting units, future cash flows for this reporting unit are expected to decline over the next few years. During the quarter ended September 30, 2001, an impairment loss of $5,907,000 was recorded to write down the goodwill related to this reporting unit to fair value. The impairment loss was calculated utilizing the methodology set forth in SFAS 142. As prescribed by SFAS 142, this write down is reflected in the statement of operations as a cumulative effect of accounting change. The fair value of this subsidiary was estimated by conducting a discounted cash flow analysis of the subsidiary's future cash flows.

NOTE 8 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of September 30, 2001 and June 30, 2001 include an allowance for membership cancellations of $20,809,000 and $30,004,000, respectively.

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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 10 - SUBSEQUENT EVENT

In October 2001, the Company announced that it would institute certain cost saving initiatives including cutting approximately 15% of its workforce, or 225 employees, and closing the Company's operations in the United Kingdom. The Company expects to record a restructuring charge of approximately $7,000,000 in the second quarter ending December 31, 2001.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Reported revenues increased 22% to $119.0 million for the quarter ended September 30, 2001 from $97.8 million for the quarter ended September 30, 2000. The increase in reported revenues is due to the effect of the timing of amortization of revenues deferred in prior periods. Revenues before deferral decreased 7% to $105.5 million for the quarter ended September 30, 2001 from $113.4 million for the quarter ended September 30, 2000. Revenues before deferral decreased compared to the prior year due to a decrease in the net active members during the quarter and the effect of the sale of iPlace. The Company's membership base decreased to approximately 6.8 million members at September 30, 2001 from 7.0 million members at September 30, 2000, adjusted for the sale of iPlace in both periods. The decrease in the growth of the active membership base in the September 30, 2001 quarter is a result of a decrease in consumer response rates due to the slow down in the economy. As a percentage of total reported revenues recognized, renewal revenues represented 43% in 2001 and 33% in 2000.

OPERATING EXPENSES. Operating expenses increased 4% to $21.1 million in 2001 from $20.2 million in 2000. As a percentage of revenues before deferral, operating expenses increased to 20.0% in 2001 from 17.8% in 2000. Operating expenses increased as a percentage of revenues primarily due to lower revenues in the quarter.

MARKETING EXPENSES. Marketing expenses reported increased 25% to $76.8 million in 2001 from $61.3 million in 2000. Marketing expenses before deferral decreased 3% to $70.4 million from $72.7 million. As a percentage of revenues before deferral, marketing expenses before deferral increased to 66.7% in 2001 from 64.2% in 2000. Marketing expenses before deferral increased as a percentage of revenues before deferral primarily due to a decrease in consumer response rates.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 3% to $23.0 million in 2001 from $23.6 million in 2000. As a percentage of revenues before deferral, general and administrative expenses increased to 21.8% in 2001 from 20.8% in 2000. Expenses as a percentage of revenues before deferral increased due to lower revenues.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization decreased to $0.7 million in 2001 from $2.3 million in 2000 due to the adoption of SFAS 142, which no longer requires indefinite lived intangible assets to be amortized. Excluding the amortization of indefinite lived intangible assets in 2000, amortization of goodwill and other intangibles would have been $0.6 million.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OTHER EXPENSE/INCOME, NET. Other expense/income, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit during the period. Other expense was $0.1 million in 2001 versus other income of $0.1 million in 2000 due to increased borrowings under the Company's line of credit during the September 30, 2001 period.

PROVISION FOR INCOME TAXES. In connection with the gain on the sale of iPlace, the Company recorded a provision for alternative minimum taxes of approximately $0.7 million. The Company was not required to record a provision for taxes for the period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow before working capital changes was a negative $7.0 million for the quarter ended September 30, 2001 compared to a negative $0.6 million in 2000. The decrease in operating cash flow before working capital changes was due to a decrease in revenues before deferral and an increase in marketing costs before deferral due to a slow down in consumer response rates. Changes in working capital items resulted in a use of cash of $5.7 million for the quarter ended September 30, 2001 compared to $13.4 million in 2000. In total, cash used in operations was $12.7 million for the September 30, 2001 quarter versus $14.0 million for the September 30, 2000 quarter.

Net cash provided by investing activities was $44.1 million in 2001 versus $14,000 in 2000. Net cash provided by investing activities increased due to the receipt of $46.0 million in net proceeds from the sale of iPlace, Inc. Capital expenditures were $1.9 million in 2001 and $3.0 million in 2000.

Net cash used in financing activities was $6.6 million in 2001 versus $0.1 million provided in 2000 primarily due to the increase in the number of treasury stock shares repurchased in 2001. The Company purchased 315,000 shares of treasury stock in 2001 and 24,000 shares in 2000. As of September 30, 2001, the Company had 384,000 shares available for repurchase under its buyback program. On October 25, 2001, the Board of Directors authorized an additional 1 million shares to be repurchased under the buyback program.

As of September 30, 2001, the Company had cash and cash equivalents of $47.4 million and marketable securities of $12.2 million. In addition, the Company has a $28 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of September 30, 2001. The available bank credit facility is temporarily limited to the sum of the compensating balance and eligible securities on deposit with the bank. Such limitations may be imposed and removed based on certain financial covenants. The bank credit facility requires MemberWorks to maintain a compensating balance of $10.0 million in addition to certain financial covenants. The Company believes that existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

In August 2001, the Company received $34.5 million in Homestore.com common stock. The Homestore.com common stock received is unregistered and MemberWorks is restricted from selling any Homestore.com stock for a period of 120 days after the closing date and subsequently may only sell 1/12th of the shares in any calendar month. During the quarter ended September 30, 2001, the Company wrote down its investment in Homestore.com to its fair value as of September 30, 2001 and recognized a loss of $22.3 million. As of October 2001, Homestore.com stock is trading below the book value of Company's investment in Homestore.com.

The Company did not have any material commitments for capital expenditures as of September 30, 2001. The Company intends to utilize cash generated from operations and its funds available under its credit facility to fulfill any capital expenditure requirements for the remainder of fiscal 2002.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141"), which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company has evaluated the impact of SFAS 141 and believes that it will not have a material impact on its financial statements.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The Company adopted SFAS 142 effective July 1, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company has determined there is an impairment of goodwill of $5.9 million at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 and recent downward trends in the operations of the reporting unit. This amount has been recorded as a cumulative effect of accounting change in the statement of operations for the three months ended September 30, 2001.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 will not have a material impact on the Company's financial statements.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The adoption of SFAS 144 will not have a material impact on the Company's financial statements.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which MemberWorks operates and the Company's management's beliefs and assumptions. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

         - Additional government regulation of the Company's industry; and

         - New accounting pronouncements

MemberWorks cautions that such factors are not exclusive. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required under the Federal Exchange Commission, MemberWorks does not have any intention or obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                            MEMBERWORKS INCORPORATED

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate

The Company has a $28.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of September 30, 2001. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on March 1, 2002, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.

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

Fair Value

In August 2001, MemberWorks acquired stock in Homestore.com valued at $34.5 million in exchange for its interest in iPlace, Inc. The carrying value of this investment is affected by changes in the quoted market prices of Homestore.com common stock. The investment in Homestore.com declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com by $22.3 million. MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

                            MEMBERWORKS INCORPORATED

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits
    None

b)  Reports on Form 8-K
    On August 21, 2001, the Company filed a Current Report on Form 8-K under
    Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits" a press release announcing that a definitive agreement to sell iPlace, Inc. to Homestore.com, Inc. had been signed.

    On September 7, 2001, the Company filed a Current Report on Form 8-K under
    Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements and Exhibits" a press release announcing the completion of the sale of iPlace, Inc. to Homestore.com, Inc.

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEMBERWORKS INCORPORATED
                                    (Registrant)


Date: November 14, 2001         By: /s/ Gary A. Johnson
                                    -------------------------------
                                    Gary A. Johnson, President, Chief
                                    Executive Officer and Director


      November 14, 2001         By: /s/ James B. Duffy
                                    -------------------------------
                                    James B. Duffy, Executive Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)