Form 10-Q
period 2001-12-31
MEMBERWORKS INC
filed 2002-02-12
CIK 1020996

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                           Commission File No. 0-21527


                            MEMBERWORKS INCORPORATED
                            ------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                         06-1276882
       --------                                         ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

9 West Broad Street;
Stamford, Connecticut                                      06902
--------------------------------------                  ------------
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

14,279,333 shares of Common Stock, $0.01 par value as of January 31, 2002.
--------------------------------------------------------------------------

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q

         PART I.    FINANCIAL INFORMATION                                                             PAGE

         Item 1.    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of December 31,
                    and June 30, 2001                                                                  2

                    Condensed Consolidated Statements of Operations for the three and six
                    months ended December 31, 2001 and 2000                                            3

                    Condensed Consolidated Statements of Cash Flows for the six
                    months ended December 31, 2001 and 2000                                            4

                    Notes to Condensed Consolidated Financial Statements                               5


         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                               12

                    Forward Looking Statements                                                        16

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        18

         PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                 19

         Item 4.    Submission of Matters to a Vote of Security Holders                               20

         Item 6.    Exhibits and Reports on Form 8-K                                                  20

         Signatures                                                                                   21

                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                        December 31,        June 30,
                                                                                            2001              2001
                                                                                      --------------     -----------
                          ASSETS                                                        (unaudited)
Current assets:
    Cash and cash equivalents                                                         $     47,300       $    22,736
    Marketable securities                                                                    3,201                 -
    Accounts receivable                                                                     12,758            20,446
    Prepaid membership materials                                                             4,191             3,903
    Prepaid expenses                                                                         4,195             5,857
    Membership solicitation and other deferred costs                                       135,223           154,059
                                                                                      ------------       -----------
             Total current assets                                                          206,868           207,001
Fixed assets, net                                                                           34,584            39,687
Goodwill, net                                                                               42,039            84,814
Intangible assets, net                                                                       8,875            14,283
Other assets                                                                                 2,126             2,676
                                                                                      ------------       -----------
             Total assets                                                             $    294,492       $   348,461
                                                                                      ============       ===========

         LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:

    Current maturities of long-term obligations                                       $        651       $       516
    Accounts payable                                                                        37,459            49,505
    Accrued liabilities                                                                     58,715            64,634
    Due to related parties                                                                       -             2,028
    Deferred membership fees                                                               208,273           243,024
                                                                                      ------------       -----------
             Total current liabilities                                                     305,098           359,707
Long-term liabilities                                                                        4,826             3,057
                                                                                      ------------       -----------
             Total liabilities                                                             309,924           362,764

Minority interest                                                                                -             6,505
Mandatorily redeemable convertible preferred securities of subsidiary                            -             5,157

Shareholders' deficit:
    Preferred stock, $0.01 par value - 1,000 shares
      authorized; no shares issued                                                               -                 -
    Common stock, $0.01 par value - 40,000 shares authorized;
      17,437 shares issued (17,308 shares at June 30, 2001)                                    174               173
    Capital in excess of par value                                                         108,894           107,835
    Accumulated deficit                                                                    (54,912)          (80,196)
    Accumulated other comprehensive loss                                                      (621)             (370)
    Treasury stock, 3,059 shares at cost (1,920 shares at June 30, 2001)                   (68,967)          (53,407)
                                                                                      ------------       -----------
             Total shareholders' deficit                                                   (15,432)          (25,965)
                                                                                      ------------       -----------
             Total liabilities and shareholders' deficit                              $    294,492       $   348,461
                                                                                      ============       ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                          Three months ended             Six months ended
                                                                              December 31,                  December 31,
                                                                     ---------------------------   ---------------------------
                                                                          2001           2000           2001           2000
                                                                     ------------   ------------   ------------    ------------
Revenues                                                             $    102,684   $    117,616   $    221,648    $   215,415

Expenses:
    Operating                                                              19,508         21,711         40,576         41,950
    Marketing                                                              57,444         76,637        134,234        137,891
    General and administrative                                             18,570         23,997         41,579         47,627
    Restructuring and other charges (Note 4)                                6,893              -          6,893              -
    Amortization of intangible assets                                         440          2,827          1,115          5,083
                                                                     ------------   ------------   ------------    -----------
Operating loss                                                               (171)        (7,556)        (2,749)       (17,136)
Gain on sale of subsidiary (Note 5)                                             -              -         65,608              -
Net loss on investment (Note 5)                                            (9,043)        (2,401)       (31,339)        (2,172)
Other income (expense), net                                                    54           (242)           (36)          (150)
                                                                     ------------   ------------   ------------    -----------
(Loss) income before equity in affiliate and minority interest             (9,160)       (10,199)        31,484        (19,458)
Equity in income of affiliate                                                   -              -              -             83
Minority interest (Note 6)                                                      -          2,932            450          4,950
                                                                     ------------   ------------   ------------    -----------
(Loss) income before income taxes                                          (9,160)        (7,267)        31,934        (14,425)
Provision for income taxes                                                      -              -            743              -
                                                                     ------------   ------------   ------------    -----------
(Loss) income before cumulative effect of accounting change                (9,160)        (7,267)        31,191        (14,425)
Cumulative effect of accounting change (Note 2)                                 -              -         (5,907)       (25,730)
                                                                     ------------   ------------   ------------    -----------
Net (loss) income                                                    $     (9,160)  $     (7,267)  $     25,284    $   (40,155)
                                                                     ============   ============   ============    ===========
Basic (loss) earnings per share:

     (Loss) income before cumulative effect of accounting change     $      (0.62)  $      (0.48)  $      2.07     $     (0.95)
     Cumulative effect of accounting change                                     -              -         (0.39)          (1.70)
                                                                     ------------   ------------   ------------    -----------
     Basic (loss) earnings per share                                 $      (0.62)  $      (0.48)  $      1.68     $     (2.66)
                                                                     ============   ============   ============    ===========

Diluted (loss) earnings per share:

     (Loss) income before cumulative effect of accounting change     $      (0.62)  $      (0.48)  $      2.01     $     (0.95)
     Cumulative effect of accounting change                                    --             --         (0.38)          (1.70)
                                                                     ------------   ------------   ------------    -----------
     Diluted (loss) earnings per share                               $      (0.62)  $      (0.48)  $      1.63     $     (2.66)
                                                                     ============   ============   ============    ===========

Weighted average common shares used in (loss) earnings per share calculations:
     Basic                                                                 14,789         15,274         15,084         15,124
                                                                     ============   ============   ============    ===========
     Diluted                                                               14,789         15,274         15,505         15,124
                                                                     ============   ============   ============    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                       Six months ended
                                                                                         December 31,
                                                                                   --------------------------
                                                                                      2001            2000
                                                                                   ---------       ---------
OPERATING ACTIVITIES

    Net income (loss)                                                              $  25,284       $ (40,155)
    Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
        Cumulative effect of accounting change                                         5,907          25,730
        Gain on sale of subsidiary                                                   (65,608)             --
        Net loss on investment                                                        31,339           2,172
        Restructuring and other charges                                                1,585              --
        Minority interest                                                               (450)         (4,950)
        Equity in income of affiliate                                                     --             (83)
        Revenues before deferral                                                     206,697         233,866
        Revenues recognized                                                         (221,648)       (215,415)
        Marketing costs before deferral                                             (125,446)       (146,432)
        Marketing costs expensed                                                     134,234         137,891
        Depreciation and amortization                                                  6,677           9,375
        Other                                                                            688             968

    Changes in assets and liabilities:
        Accounts receivable                                                            6,358          (1,588)
        Prepaid membership materials                                                  (1,173)         (1,135)
        Prepaid expenses                                                              (2,087)         (3,275)
        Other assets                                                                      32           1,252
        Related party payables                                                            12              91
        Accounts payable                                                              (6,241)           (265)
        Accrued liabilities and other                                                    455          13,924
                                                                                   ---------       ---------
Net cash (used in) provided by operating activities                                   (3,385)         11,971
                                                                                   ---------       ---------

INVESTING ACTIVITIES

    Acquisition of fixed assets                                                       (2,999)         (7,993)
    Proceeds from sale of subsidiary, net of cash sold                                45,997              --
    Business combinations, net of cash acquired                                           --          (2,826)
                                                                                   ---------       ---------
Net cash provided by (used in) investing activities                                   42,998         (10,819)
                                                                                   ---------       ---------

FINANCING ACTIVITIES

    Net proceeds from issuance of stock and warrants                                   1,196           6,123
    Net borrowings from credit facility                                                   --            (485)
    Treasury stock purchases                                                         (15,665)         (5,129)
    Payments of long-term obligations                                                   (359)           (188)
                                                                                   ---------       ---------
Net cash (used in) provided by financing activities                                  (14,828)            321
                                                                                   ---------       ---------
Effect of exchange rate changes on cash and cash equivalents                            (221)            (36)
                                                                                   ---------       ---------
Net increase in cash and cash equivalents                                             24,564           1,437
Cash and cash equivalents at beginning of period                                      22,736          30,169
                                                                                   ---------       ---------
Cash and cash equivalents at end of period                                         $  47,300       $  31,606
                                                                                   =========       =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2001.

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

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company determined that there was an impairment of goodwill of $5,907,000 at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 and recent downward trends in the operations of the reporting unit (see
Note 8). This amount was recorded as a cumulative effect of accounting change in the statement of operations in the fiscal quarter ended September 30, 2001.

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

                                                                      Three Months Ended             Six Months Ended
                                                                          December 31,                  December 31,
                                                                ----------------------------    -----------------------------
                                                                     2001           2000             2001             2000
                                                                ------------    ------------    -------------     -----------
Net (loss) income from continuing operations:
     Reported net (loss) income from continuing operations      $     (9,160)   $     (7,267)   $      31,191     $   (14,425)
     Indefinite lived intangible asset amortization                       --           2,006               --           3,649
                                                                ------------    ------------    -------------     -----------
     Adjusted net (loss) income from continuing operations      $     (9,160)   $     (5,261)   $      31,191     $   (10,776)
                                                                ============    ============    =============     ===========

Basic (loss) earnings per share:
     Reported (loss) earnings per share                         $      (0.62)   $      (0.48)   $        2.07     $     (0.95)
     Indefinite lived intangible asset amortization                       --            0.13               --            0.24
                                                                ------------    ------------    -------------     -----------
     Adjusted (loss) earnings per share                         $      (0.62)   $      (0.34)   $        2.07     $     (0.71)
                                                                ============    ============    =============     ===========

Diluted (loss) earnings per share:

     Reported (loss) earnings per share                         $      (0.62)   $      (0.48)   $        2.01     $     (0.95)
     Indefinite lived intangible asset amortization                       --            0.13               --            0.24
                                                                ------------    ------------    -------------     -----------
     Adjusted (loss) earnings per share                         $      (0.62)   $      (0.34)   $        2.01     $     (0.71)
                                                                ============    ============    =============     ===========

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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

Basic and diluted (loss) earnings per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share". The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

                                                                       Three months ended            Six months ended
                                                                           December 31,                 December 31,
                                                                     -----------------------       -----------------------
                                                                        2001          2000           2001           2000
                                                                     --------       --------       --------       --------
Numerator for basic and diluted (loss) earnings per share:

Net (loss) income before cumulative effect of accounting change      $ (9,160)      $ (7,267)      $ 31,191       $(14,425)
Cumulative effect of accounting change                                     --             --         (5,907)       (25,730)
                                                                     --------       --------       --------       --------
Net (loss) income                                                    $ (9,160)      $ (7,267)      $ 25,284       $(40,155)
                                                                     ========       ========       ========       ========


Denominator for basic (loss) earnings per share:

Weighted average number of common shares outstanding -  basic          14,789         15,274         15,084         15,124
Effect of dilutive securities:
   Options                                                                 --             --            421             --
                                                                     --------       --------       --------       --------
Weighted average number of common shares outstanding -  diluted        14,789         15,274         15,505         15,124
                                                                     --------       --------       --------       --------
Basic (loss) earnings per share                                      $  (0.62)      $  (0.48)      $   1.68       $  (2.66)
                                                                     ========       ========       ========       ========
Diluted (loss) earnings per share                                    $  (0.62)      $  (0.48)      $   1.63       $  (2.66)
                                                                     ========       ========       ========       ========

The diluted (loss) earnings per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. For the three and six months ended December 31, 2001, the Company had 4,553,000 and 3,479,000, respectively, of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive. For the three and six months ended December 31, 2000, the Company had 3,075,000 and 3,041,000, respectively, of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive.

NOTE 4 - RESTRUCTURING AND OTHER CHARGES

On October 11, 2001, the Company announced the implementation of several cost saving initiatives due to a recent slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program includes a workforce reduction, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company.

As a result of the restructuring program, the Company recorded restructuring and other charges of $6,893,000 which are included in the operating loss for the three months ended December 31, 2001.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The major components of the restructuring and other charges and the remaining accrual balances as of December 31, 2001 are as follows (in thousands):

                                                Total          Non-cash         Cash Charges          Liability
                                               Charges     Charges to date         to date             Balance
                                            ------------     ------------       -------------       ------------
Workforce reduction                         $      2,214     $          -       $       1,098       $      1,116
Lease obligations                                  3,094                -                 152              2,942
Asset disposals                                    1,585            1,585                   -                  -
                                            ------------     ------------       -------------       ------------
  Total                                     $      6,893     $      1,585       $       1,250       $      4,058
                                            ============     ============       =============       ============

Workforce Reduction

As part of the restructuring plan announced on October 11, 2001, the Company reduced its workforce by approximately 190 regular employees, consisting of membership service representatives and other professional personnel. As of December 31, 2001, all 190 employees have been terminated.

Lease Obligations and Asset Write-Downs

In connection with the closing of the United Kingdom offices and the downsizing of the Company's infrastructure, the Company recorded $73,000 for lease terminations, $3,021,000 for non-cancelable lease obligations and $1,585,000 for asset disposals and write-downs related to the closing of our United Kingdom operations.

NOTE 5 - GAIN ON SALE OF SUBSIDIARY/LOSS ON INVESTMENT

In August 2001, the Company sold its investment in and advances to iPlace, Inc. in exchange for $50,111,000 in cash, including $3,703,000 held in escrow, and 1,601,000 shares of Homestore.com common stock, including 451,000 shares held in escrow. The fair value of the Homestore.com common stock as of the date of sale was $34,540,000. The Homestore.com common stock received is unregistered. Once the Homestore.com stock is registered, MemberWorks may only sell 1/12th of the shares in any calendar month. In connection with this sale, the Company recognized a gain of $65,608,000.

Subsequently, the investment in Homestore.com declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com to its fair value and recognized a loss of $22,296,000 in the first fiscal quarter of 2002 and a loss of $9,043,000 in the second fiscal quarter of 2002. As of December 31, 2001, the Company's investment in Homestore.com is valued at $3,201,000.

NOTE 6 - MINORITY INTEREST

Prior to the sale of iPlace, Inc. in August 2001, the Company was the majority shareholder of iPlace, Inc. with an approximate 58% ownership share. Minority interest in the statement of operations for the six months ended December 31, 2001 represents approximately 42% of iPlace's losses incurred from July 1, 2001 through the date of the sale.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - COMPREHENSIVE INCOME

The components of comprehensive (loss) income are as follows (in thousands):

                                                                  Three months ended           Six months ended
                                                                     December 31,                December 31,
                                                                -----------------------       -----------------------
                                                                  2001           2000           2001            2000
                                                                --------       --------       --------       --------
Net (loss) income                                               $ (9,160)      $ (7,267)      $ 25,284       $(40,155)
   Unrealized loss on marketable securities                           --             --             --           (532)
   Reclassification adjustment for losses  included in net
   loss                                                               --            532             --            532
   Foreign currency translation (loss) gain                          (87)           106           (251)            22
                                                                --------       --------       --------       --------
Comprehensive (loss) income                                     $ (9,247)      $ (6,629)      $ 25,033       $(40,133)
                                                                ========       ========       ========       ========

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                            As of December 31, 2001         As of June 30, 2001
                                          ----------------------------  ----------------------------
                                          Gross Carrying  Accumulated   Gross Carrying  Accumulated
                                              Amount      Amortization      Amount      Amortization
                                          --------------  ------------  --------------  ------------
Amortized intangible assets:
   Membership and Client Relationships    $       13,194  $     (4,726) $      17,465   $    (5,642)
   Non-Compete Agreements                            238          (216)         3,009          (999)
   Other                                             950          (565)           950          (500)
                                          --------------  ------------  -------------   -----------
      Total amortized intangible assets   $       14,382  $     (5,507) $      21,424   $    (7,141)
                                          ==============  ============  =============   ===========
Unamortized intangible assets:
     Goodwill                             $       42,039                $      84,814

The gross carrying amount and accumulated amortization of amortized intangible assets at December 31, 2001 decreased from June 30, 2001 due to the sale of iPlace.

The total intangible amortization expense reflected in the statement of operations for the three and six months ended December 31, 2001 is $440,000 and $1,115,000, respectively. The future intangible amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

Fiscal Year:
     2002                                            $       1,172
     2003                                                      697
     2004                                                      419
     2005                                                      275
     2006                                                      183

The changes in the carrying amount of goodwill for the six months ended December 31, 2001 are as follows (in thousands):

     Balance as of July 1, 2001                                          $      84,814
     Goodwill disposed during the first quarter due to sale of
       subsidiary                                                              (36,868)
     Impairment losses recorded in first quarter                                (5,907)
                                                                         -------------
     Balance as of December 31, 2001                                     $      42,039
                                                                         =============

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

NOTE 9 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of December 31, 2001 and June 30, 2001 include an allowance for membership cancellations of $25,892,000 and $30,004,000, respectively.

NOTE 10 - LEGAL PROCEEDINGS

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

In January 2001, an action was instituted by plaintiff Brandy L. Ritt against the Company and other defendants in the Court of Common Pleas in Cuyahoga County, Ohio. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated various provisions of Ohio's consumer protection laws in connection with the marketing of certain membership programs offered by the Company. The plaintiff's motion to have the suit certified as a class action was denied on February 6, 2002. The Company believes that the claims asserted against it are unfounded and the Company will vigorously defend its interests against this suit.

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The court has not ruled on the motion. The Company believes that the claims asserted against Coverdell are unfounded and the Company and Coverdell will vigorously defend their interests against this suit.

In June 2001, actions were instituted by plaintiffs Judith Jeselskis and Marcia Walters against the Company and other defendants in Circuit Court of the Tenth Judicial District, Highlands County Civil Division, Florida, and Circuit Court of the Sixth Judicial Circuit, Pinellas County Civil Division, Florida, respectively. The suits, which seek unspecified monetary damages, allege that the Company and the other defendants violated the Florida Deceptive and Unfair Trade Practices Act, in connection with the marketing of certain membership programs offered by the Company. While the respective complaints include claims that the suits should be certified as class actions, the plaintiffs have not filed motions for class certification. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against the suits.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2001, an action was instituted by Alan Stone against the Company and other defendants in Superior Court of the State of California, County of Orange. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated California business practices law. While the complaint includes a claim that the suit should be certified as a class action, the plaintiff has not filed a motion for class certification. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against this suit.

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

THREE MONTHS ENDED DECEMBER 31, 2001 VS. THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES. Revenues decreased 13% to $102.7 million for the quarter ended December 31, 2001 from $117.6 million for the quarter ended December 31, 2000 due to the effect of the timing of amortization of revenues deferred in prior periods and the effect of the sale of iPlace, Inc. Revenues before deferral decreased 16% to $101.2 million for the quarter ended December 31, 2001 from $120.5 million for the quarter ended December 31, 2000 due to the effect of the sale of iPlace and a decrease in the net members during the quarter. The Company's membership base decreased to approximately 6.5 million members at December 31, 2001 from 7.8 million members at December 31, 2000. The decrease in the Company's membership base was due to a lower level of new member marketing, the sale of iPlace and the closing of the United Kingdom operations. As a percentage of total revenues, renewal revenues were 56% in 2001 and 46% in 2000. As a percentage of total revenues before deferrals, renewal revenues were 56% in 2001 and 45% in 2000.

OPERATING EXPENSES. Operating expenses decreased 10% to $19.5 million in 2001 from $21.7 million in 2000 primarily due to the effect of the sale of iPlace, Inc. As a percentage of revenues before deferral, operating expenses increased to 19.3% in 2001 from 18.0% in 2000 primarily due to the effect of lower revenues reported this quarter.

MARKETING EXPENSES. Marketing expenses decreased 25% to $57.4 million in 2001 from $76.6 million in 2000 and, as a percent of revenue, decreased to 55.9% in 2001 from 65.2% in 2000. These decreases were due to the effect of a lower level of new member marketing and the sale of iPlace, Inc. The lower level of new member marketing resulted in an increase in the ratio of renewal member revenues to total revenues. Marketing expenses related to renewal revenues are typically lower than expenses related to new member revenues. Expenses related to new member marketing, as a percent of new member revenues, increased in 2001 compared to 2000 primarily due to a decrease in consumer response rates. Marketing expenses before deferral decreased 25% to $55.1 million in 2001 from $73.7 million in 2000 and, as a percent of revenues, decreased to 54.4% in 2001 from 61.2% in 2000. These decreases were due to the effect of a lower level of new member marketing and the sale of iPlace, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 23% to $18.6 million in 2001 from $24.0 million in 2000 primarily due to the effect of the sale of iPlace, Inc. As a percentage of revenues before deferral, general and administrative expenses decreased to 18.3% in 2001 from 19.9% in 2000 due to the sale of iPlace, Inc. and cost saving initiatives related to the restructuring.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING AND OTHER CHARGES. In October 2001, the Company implemented certain cost saving initiatives due to a recent slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program includes a workforce reduction of approximately 190 employees, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company. As a result of this restructuring program, the Company recorded restructuring and other charges of $6.9 million during the second quarter ending December 31, 2001.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization decreased to $0.4 million in 2001 from $2.8 million in 2000 due to the adoption of SFAS 142, which no longer requires the amortization of indefinite lived intangible assets. Excluding the amortization of indefinite lived intangible assets in 2000, amortization of goodwill and other intangibles would have been $0.8 million.

OTHER INCOME/EXPENSE, NET. Other income/expense, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit. Other income was $0.1 million in 2001 compared to expense of $0.2 million in 2000 due to the increase in the Company's cash balance. In addition, the Company had no borrowings under its line of credit during the quarter.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the three months ended December 31, 2001 and 2000 due to tax losses realized in those periods.

SIX MONTHS ENDED DECEMBER 31, 2001 VS. SIX MONTHS ENDED DECEMBER 31, 2000

REVENUES. Revenues increased 3% to $221.6 million for the six months ended December 31, 2001 from $215.4 million for the six months ended December 31, 2000 primarily due to the effect of the timing of amortization of revenues deferred in prior periods. Revenues before deferral decreased 12% to $206.7 million for the six months ended December 31, 2001 from $233.9 million for the six months ended December 31, 2000. The Company's membership base decreased to approximately 6.5 million members at December 31, 2001 from 7.8 million members at December 31, 2000 due to a lower level of new member marketing, the sale of iPlace, Inc. and the closing of the United Kingdom operations. As a percentage of total revenues, renewal revenues were 54% in 2001 and 45% in 2000. As a percentage of total revenues before deferrals, renewal revenues were 56% in 2001 and 45% in 2000.

OPERATING EXPENSES. Operating expenses decreased 3% to $40.6 million in 2001 from $42.0 million in 2000 primarily due to the sale of iPlace, Inc. As a percentage of revenues before deferral, operating expenses increased to 19.6% in 2001 from 17.9% in 2000 primarily due to the effect of lower revenues reported in 2001.

MARKETING EXPENSES. Marketing expenses decreased 3% to $134.2 million in 2001 from $137.9 million in 2000 and, as a percent of revenue, decreased to 60.6% in 2001 from 64.0% in 2000. These decreases were due to the effect of a lower level of new member marketing and the sale of iPlace, Inc. The lower level of new member marketing resulted in an increase in the ratio of renewal member revenues to total revenues. Marketing expenses related to renewal revenues are typically lower than expenses related to new member revenues. Expenses related to new member marketing, as a percent of new member revenues, increased in 2001 compared to 2000 primarily due to a decrease in consumer response rates. Marketing expenses before deferral decreased 14% to $125.4 million in 2001 from $146.4 million in 2000 and, as a percent of revenues, decreased to 60.7% in 2001 from 62.6% in 2000. These decreases were due to the effect of a lower level of new member marketing and the sale of iPlace, Inc.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 13% to $41.6 million in 2001 from $47.6 million in 2000 primarily due to the effect of the sale of iPlace, Inc. As a percentage of revenues before deferral, general and administrative expenses decreased to 20.1% in 2001 from 20.4% in 2000 primarily due to the effect of the sale of iPlace, Inc. and cost saving initiatives related to the restructuring.

RESTRUCTURING AND OTHER CHARGES. In October 2001, the Company implemented certain cost saving initiatives due to a recent slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program includes a workforce reduction of approximately 190 employees, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company. As a result of this restructuring program, the Company recorded restructuring and other charges of $6.9 million during the second quarter ending December 31, 2001.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization decreased to $1.1 million in 2001 from $5.1 million in 2000 due to the adoption of SFAS 142, which no longer requires the amortization of indefinite lived intangible assets. Excluding the amortization of indefinite lived intangible assets in 2000, amortization of goodwill and other intangibles would have been $1.4 million.

OTHER EXPENSE/INCOME, NET. Other expense/income, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit. Other expense decreased to less than $0.1 million in 2001 from expense of $0.2 million in 2000 due to the increase in the Company's cash balance. In addition, the Company had no borrowings under its line of credit during the six months ended December 31, 2001.

PROVISION FOR INCOME TAXES. In connection with the gain on the sale of iPlace, the Company recorded a provision for alternative minimum taxes of approximately $0.7 million. The Company was not required to record a provision for income taxes for the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow before changes in assets and liabilities was negative $0.7 million for the six months ended December 31, 2001 compared to positive $3.0 million in 2000. The decrease in operating cash flow before changes in assets and liabilities was primarily due to a decrease in revenues before deferral, net of marketing costs before deferral, and the costs incurred related to the restructuring. The decrease was partially offset by decreased losses incurred related to iPlace, Inc. and the United Kingdom. Revenues before deferral decreased 12% to $206.7 million for the six months ended December 31, 2001 from $233.9 million for the six months ended December 31, 2000. The Company's membership base decreased to approximately 6.5 million members at December 31, 2001 from 7.8 million members at December 31, 2000 due to a slow down in new member marketing, the sale of iPlace, Inc. and the closing of the United Kingdom operations. Marketing expenses before deferral decreased 14% to $125.4 million in 2001 from $146.4 million in 2000 and, as a percent of revenues, decreased to 60.7% in 2001 from 62.6% in 2000. These decreases were due to the effect of a lower level of new member marketing and the sale of iPlace, Inc. The lower level of new member marketing resulted in an increase in the ratio of renewal member revenues to total revenues. Marketing expenses related to renewal revenues are typically lower than expenses related to new member revenues. Expenses related to new member marketing, as a percent of new member revenues, increased in 2001 compared to 2000 primarily due to a decrease in consumer response rates. Changes in assets and liabilities decreased cash by $2.6 million for 2001 and increased cash by $9.0 million in 2000. In total, cash used in operations was $3.4 million for the six months ended December 31, 2001 compared to cash provided by operations of $12.0 million in 2000.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by investing activities was $43.0 million in 2001 compared to cash used in investing activities of $10.8 million in 2000. Net cash provided by investing activities reflected the receipt of $46.0 million in net proceeds from the sale of iPlace, Inc. Capital expenditures were $3.0 million in 2001 and $8.0 million in 2000.

Net cash used in financing activities was $14.8 million in 2001 versus net cash provided by financing activities of $0.3 million in 2000. The increase in cash used in financing activities was due to an increase in the number of treasury shares acquired under the Company's stock repurchase program. The Company purchased 1,142,000 shares for $15.7 million in 2001 and 181,000 shares for $5.1 million in 2000. On October 25, 2001, the Board of Directors authorized an additional 1 million shares to be purchased under the buyback program. As of December 31, 2001, the Company had 556,000 shares available for repurchase under its buyback program. On January 24, 2002, the Board of Directors authorized an additional 1 million shares to be purchased under the buyback program.

As of December 31, 2001, the Company had cash and cash equivalents of $47.3 million. In addition, the Company has a $28 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of December 31, 2001. The available bank credit facility is temporarily limited to the sum of the compensating balance and eligible securities on deposit with the bank. Such limitations may be imposed and removed based on certain financial covenants. The bank credit facility requires MemberWorks to maintain a compensating balance of $10.0 million in addition to certain financial covenants. The Company believes that existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

In August 2001, the Company received 1.6 million shares of Homestore.com common stock at a market value of $34.5 million. The Homestore.com common stock received is unregistered. Once the Homestore.com stock is registered, MemberWorks may only sell 1/12th of the shares in any calendar month. During the six months ended December 31, 2001, the Company wrote down its investment in Homestore.com to its fair value as of December 31, 2001 and recognized a loss of $31.3 million. Accordingly, the net gain on the sale of iPlace Inc. was $34.3 million.

The Company did not have any material commitments for capital expenditures as of December 31, 2001. The Company intends to utilize cash generated from operations and its funds available under its credit facility to fulfill any capital expenditure requirements for the remainder of fiscal 2002.

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company determined there was an impairment of goodwill of $5.9 million at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 and recent downward trends in the operations of the reporting unit. This amount was recorded as a cumulative effect of accounting change in the statement of operations in the fiscal quarter ended September 30, 2001.

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

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." The adoption of SFAS 144 will not have a material impact on Company's financial statements.

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

                            MEMBERWORKS INCORPORATED

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

The Company has a $28.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of December 31, 2001. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on April 1, 2002, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.

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

Fair Value

In August 2001, MemberWorks acquired stock in Homestore.com valued at $34.5 million in exchange for its interest in iPlace, Inc. The carrying value of this investment is affected by changes in the quoted market prices of Homestore.com common stock. The investment in Homestore.com declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com to its fair value and recognized a loss of $31.3 million during the six months ended December 31, 2001. MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

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

In January 2001, an action was instituted by plaintiff Brandy L. Ritt against the Company and other defendants in the Court of Common Pleas in Cuyahoga County, Ohio. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated various provisions of Ohio's consumer protection laws in connection with the marketing of certain membership programs offered by the Company. The plaintiff's motion to have the suit certified as a class action was denied on February 6, 2002. The Company believes that the claims asserted against it are unfounded and the Company will vigorously defend its interests against this suit.

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The court has not ruled on the motion. The Company believes that the claims asserted against Coverdell are unfounded and the Company and Coverdell will vigorously defend their interests against this suit.

In June 2001, actions were instituted by plaintiffs Judith Jeselskis and Marcia Walters against the Company and other defendants in Circuit Court of the Tenth Judicial District, Highlands County Civil Division, Florida, and Circuit Court of the Sixth Judicial Circuit, Pinellas County Civil Division, Florida, respectively. The suits, which seek unspecified monetary damages, allege that the Company and the other defendants violated the Florida Deceptive and Unfair Trade Practices Act, in connection with the marketing of certain membership programs offered by the Company. While the respective complaints include claims that the suits should be certified as class actions, the plaintiffs have not filed motions for class certification. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against the suits.

In July 2001, an action was instituted by Alan Stone against the Company and other defendants in Superior Court of the State of California, County of Orange. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated California business practices law. While the complaint includes a claim that the suit should be certified as a class action, the plaintiff has not filed a motion for class certification. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against this suit.

                            MEMBERWORKS INCORPORATED

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) MemberWorks Incorporated's 2001 Annual Meeting of Stockholders was held on November 15, 2001.

b) At the annual meeting the following Class II Directors were elected to the Board of Directors as follows:

        Stephen J. Clearman:    For -       14,495,958
                                Against -        7,161
                                Abstain -            0
                                Nonvotes -     719,024
        Michael R. O'Brien:     For -       14,495,958
                                Against -        7,161
                                Abstain -            0
                                Nonvotes -     719,024
        Michael T. McClorey:    For -       14,495,958
                                Against -        7,161
                                Abstain -            0
                                Nonvotes -     719,024

   Class I Directors, Marc S. Tesler and Alec L. Ellison, and Class III Directors, Gary A. Johnson and Dennis P. Walker, continue to serve as Directors of the Company.

c) The ratification of PricewaterhouseCoopers LLP as the Company's independent auditors was also approved at the annual meeting as follows:

                           For -            13,677,281
                           Against -           825,577
                           Abstain -               261
                           Nonvotes -          719,024

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits
    None

b)  Reports on Form 8-K
    On November 6, 2001, the Company filed a Current Report on Form 8-K/A under
    Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements and Exhibits" a press release announcing the completion of the sale of iPlace, Inc. to Homestore.com, Inc. and pro forma financial statements of the Company.

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEMBERWORKS INCORPORATED
                                       (Registrant)


Date: February 12, 2002           By:  /s/ Gary A. Johnson
                                       -----------------------------------------
                                       Gary A. Johnson, President, Chief
                                       Executive Officer and Director


      February 12, 2002           By:  /s/ James B. Duffy
                                       -----------------------------------
                                       James B. Duffy, Executive Vice President
                                       and Chief Financial Officer (Principal
                                       Financial and Accounting Officer)