Form 10-Q
period 2002-03-31
MEMBERWORKS INC
filed 2002-05-14
CIK 1020996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                           Commission File No. 0-21527


                            MEMBERWORKS INCORPORATED
             (Exact name of registrant as specified in its charter)


DELAWARE                                                         06-1276882
------------------------                                    -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                           Identification No.)

9 West Broad Street;
Stamford, Connecticut                                                06902
---------------------------------------                           -----------
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
Yes   X      No
    -----       -----

The number of shares outstanding of the Registrant's capital stock: 13,816,142 shares of Common Stock, $0.01 par value as of April 29, 2002.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                           PAGE

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 2002
           and June 30, 2001                                                2

           Condensed Consolidated Statements of Operations for the three
           and nine months ended March 31, 2002 and 2001                    3

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended March 31, 2002 and 2001                             4

           Notes to Condensed Consolidated Financial Statements             5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             12

           Forward Looking Statements                                      19

Item 3.    Quantitative & Qualitative Disclosures about Market Risk        20

PART II.   OTHER INFORMATION

Item  1.   Legal Proceedings                                               21

Item 6.    Exhibits and Reports on Form 8-K                                22

Signatures                                                                 23


                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                       March 31,           June 30,
                                                                                           2002               2001
                                                                                      ---------------    --------------
                                Assets                                                 (unaudited)
Current assets:
    Cash and cash equivalents                                                         $     47,994       $    22,736
    Marketable securities                                                                    3,201                 -
    Accounts receivable                                                                      9,005            20,446
    Prepaid membership materials                                                             3,337             3,903
    Prepaid expenses                                                                         3,225             5,857
    Membership solicitation and other deferred costs                                       140,131           154,059
                                                                                      ---------------    --------------
             Total current assets                                                          206,893           207,001
Fixed assets, net                                                                           33,212            39,687
Goodwill, net                                                                               42,039            84,814
Intangible assets, net                                                                       8,444            14,283
Other assets                                                                                 1,593             2,676
                                                                                      ---------------    --------------
             Total assets                                                             $    292,181       $   348,461
                                                                                      ===============    ==============

                Liabilities and Shareholders' Deficit
Current liabilities:
    Current maturities of long-term obligations                                       $        647       $       516
    Accounts payable                                                                        31,805            49,505
    Accrued liabilities                                                                     59,410            64,634
    Due to related parties                                                                       -             2,028
    Deferred membership fees                                                               210,993           243,024
                                                                                      ---------------    --------------
             Total current liabilities                                                     302,855           359,707
Long-term liabilities                                                                        4,358             3,057
                                                                                      ---------------    --------------
             Total liabilities                                                             307,213           362,764

Minority interest                                                                                -             6,505
Mandatorily redeemable convertible preferred securities of subsidiary                            -             5,157

Shareholders' deficit:
    Preferred stock, $0.01 par value -- 1,000 shares
      authorized; no shares issued                                                               -                 -
    Common stock, $0.01 par value -- 40,000 shares authorized;
      17,480 shares issued (17,308 shares at June 30, 2001)                                    175               173
    Capital in excess of par value                                                         109,045           107,835
    Accumulated deficit                                                                    (44,417)          (80,196)
    Accumulated other comprehensive loss                                                      (622)             (370)
    Treasury stock, 3,666 shares at cost (1,920 shares at June 30,                         (79,213)          (53,407)
2001)
                                                                                      ---------------    --------------
             Total shareholders' deficit                                                   (15,032)          (25,965)
                                                                                      ---------------    --------------
             Total liabilities and shareholders' deficit                              $    292,181       $   348,461
                                                                                      ===============    ==============

                                            The accompanying notes are an integral part of
                                               these consolidated financial statements.


                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                         Three months ended         Nine months ended
                                                                             March 31,                  March 31,
                                                                      -------------------------  ------------------------
                                                                         2002          2001         2002          2001
                                                                      ------------  -----------  -----------   ----------

Revenues                                                            $    100,800  $    133,877 $    322,448  $   349,292

Expenses:
    Operating                                                             19,069        24,107       59,645       66,057
    Marketing                                                             52,099        85,422      186,333      223,313
    General and administrative                                            18,385        27,023       59,964       74,650
    Restructuring and other charges (Note 4)                                   -             -        6,893            -
    Non-recurring charge (Note 5)                                              -         3,000            -        3,000
    Amortization of intangible assets                                        431         2,939        1,546        8,022
                                                                      ------------  -----------  -----------   ----------

Operating income (loss)                                                   10,816        (8,614)       8,067      (25,750)
Gain on sale of subsidiary (Note 6)                                            -             -       65,608            -
Net loss on investment (Note 6)                                                -             -      (31,339)      (2,172)
Other expense, net                                                          (321)         (163)        (357)        (313)
                                                                      ------------  -----------  -----------   ----------

Income (loss) before equity in affiliate and minority interest            10,495        (8,777)      41,979      (28,235)
Equity in income of affiliate                                                  -             -            -           83
Minority interest (Note 7)                                                     -         2,361          450        7,311
                                                                      ------------  -----------  -----------   ----------

Income (loss) before income taxes                                         10,495        (6,416)      42,429      (20,841)
Provision for income taxes                                                     -             -          743            -
                                                                      ------------  -----------  -----------   ----------

Income (loss) before cumulative effect of accounting change               10,495        (6,416)      41,686      (20,841)
Cumulative effect of accounting change (Note 2)                                -             -       (5,907)     (25,730)
                                                                      ------------  -----------  -----------   ----------
Net income (loss)                                                   $     10,495  $     (6,416)$     35,779  $   (46,571)
                                                                      ============  ===========  ===========   ==========

Basic earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change    $       0.74  $      (0.42)$      2.82   $     (1.37)
     Cumulative effect of accounting change                                    -             -       (0.40)        (1.69)
                                                                      -----------   ----------   ------------  -----------
     Basic earnings (loss) per share                                $       0.74  $      (0.42)$      2.42   $     (3.06)
                                                                      ============  ===========  ===========   ==========

Diluted earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change    $       0.72  $      (0.42)$      2.74   $     (1.37)
     Cumulative effect of accounting change                                    -             -       (0.39)        (1.69)
                                                                      ------------  -----------  -----------   ----------
     Diluted earnings (loss) per share                              $       0.72  $      (0.42)$      2.36   $     (3.06)
                                                                      ============  ===========  ===========   ==========

Weighted average common shares used in earnings (loss) per share calculations:
     Basic                                                                14,127        15,368       14,765       15,205
                                                                      ============  ===========  ===========   ==========
     Diluted                                                              14,561        15,368       15,190       15,205
                                                                      ============  ===========  ===========   ==========

                                            The accompanying notes are an integral part of
                                               these consolidated financial statements.


                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                     Nine months ended March 31,
                                                                                 ------------------------------------
                                                                                       2002                2001
                                                                                 ----------------    ----------------
Operating activities
    Net income (loss)                                                          $        35,779     $       (46,571)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Cumulative effect of accounting change                                           5,907              25,730
        Gain on sale of subsidiary                                                     (65,608)                  -
        Net loss on investment                                                          31,339               2,172
        Restructuring and other charges                                                  1,585                   -
        Minority interest                                                                 (450)             (7,311)
        Equity in income of affiliate                                                        -                 (83)
        Revenues before deferral                                                       310,244             363,654
        Revenues recognized                                                           (322,448)           (349,292)
        Marketing costs before deferral                                               (182,465)           (220,798)
        Marketing costs expensed                                                       186,333             223,313
        Depreciation and amortization                                                    9,870              14,833
        Other                                                                            1,887               1,610

    Change in assets and liabilities:
        Accounts receivable                                                             10,111              (1,113)
        Prepaid membership materials                                                      (961)             (1,094)
        Prepaid expenses                                                                (1,117)             (3,085)
        Other assets                                                                        64               1,512
        Related party payables                                                              12                 136
        Accounts payable                                                               (11,910)             (7,796)
        Accrued liabilities and other                                                      914               6,098
                                                                                 ----------------    ----------------
Net cash provided by operating activities                                                9,086               1,915
                                                                                 ----------------    ----------------

Investing activities
    Acquisition of fixed assets                                                         (4,419)            (11,749)
    Proceeds from sale of subsidiary, net of cash sold                                  45,997                   -
    Business combinations, net of cash acquired                                              -              (3,041)
                                                                                 ----------------    ----------------
Net cash provided by (used in) investing activities                                     41,578             (14,790)
                                                                                 ----------------    ----------------

Financing activities
    Net proceeds from issuance of stock and warrants                                     1,305               6,575
    Net borrowings from credit facility                                                      -               2,790
    Treasury stock purchases                                                           (25,962)             (7,042)
    Payments of long-term obligations                                                     (520)               (500)
                                                                                 ----------------    ----------------
Net cash (used in) provided by financing activities                                    (25,177)              1,823
                                                                                 ----------------    ----------------
Effect of exchange rate changes on cash and cash equivalents                              (229)               (182)
                                                                                 ----------------    ----------------
Net increase (decrease) in cash and cash equivalents                                    25,258             (11,234)
Cash and cash equivalents at beginning of period                                        22,736              30,169
                                                                                 ----------------    ----------------
Cash and cash equivalents at end of period                                     $        47,994     $        18,935
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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2001.

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

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company determined that there was an impairment of goodwill in the amount of $5,907,000 at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 and recent downward trends in the operations of the reporting unit (see Note 9). This amount was recorded as a cumulative effect of accounting change in the statement of operations in the fiscal quarter ended September 30, 2001.

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


                                                                Three Months Ended             Nine Months Ended
                                                                     March 31,                     March 31,
                                                             --------------------------    --------------------------
                                                                2002          2001            2002          2001
                                                             ------------  ------------    ------------  ------------
Net income (loss) from continuing operations:
     Reported net income (loss) from continuing operations   $    10,495   $    (6,416)    $    41,686   $   (20,841)
     Indefinite lived intangible asset amortization                    -         2,067               -         5,716
                                                             ------------  ------------    ------------  ------------
     Adjusted net income (loss) from continuing operations   $    10,495   $    (4,349)    $    41,686   $   (15,125)
                                                             ============  ============    ============  ============

Basic earnings (loss) per share:
     Reported earnings (loss) per share                      $      0.74   $     (0.42)    $      2.82   $     (1.37)
     Indefinite lived intangible asset amortization                    -          0.13               -          0.38
                                                             ------------  ------------    ------------  ------------
     Adjusted earnings (loss) per share                      $      0.74   $     (0.28)    $      2.82   $     (0.99)
                                                             ============  ============    ============  ============

Diluted earnings (loss) per share:
     Reported earnings (loss) per share                      $      0.72   $     (0.42)    $      2.74   $     (1.37)
     Indefinite lived intangible asset amortization                    -          0.13               -          0.38
                                                             ------------  ------------    ------------  ------------
     Adjusted earnings (loss) per share                      $      0.72   $     (0.28)    $      2.74   $     (0.99)
                                                             ============  ============    ============  ============

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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

Basic and diluted earnings (loss) per share amounts are determined in accordance with the provisions of FASB Statement No. 128 "Earnings Per Share". The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                       Three months ended       Nine months ended
                                                                           March 31,                March 31,
                                                                      ---------------------  ------------------------
                                                                        2002        2001        2002          2001
                                                                      ----------  ---------  -----------   ----------
Numerator for basic and diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change         $    10,495 $  (6,416) $    41,686   $   (20,841)
Cumulative effect of accounting change                                        -          -      (5,907)      (25,730)
                                                                      ----------  ---------  -----------   ----------
Net income (loss)                                                   $    10,495 $  (6,416) $    35,779   $   (46,571)
                                                                      ==========  =========  ===========   ==========

Denominator for basic earnings (loss) per share:
Weighted average number of common shares outstanding- basic              14,127     15,368      14,765        15,205
Effect of dilutive securities:
   Options                                                                  434          -         425             -
                                                                      ----------  ---------  -----------   ----------
Weighted average number of common shares outstanding- diluted            14,561     15,368      15,190        15,205
                                                                      ==========  =========  ===========   ==========

Basic earnings (loss) per share                                     $      0.74 $   (0.42) $      2.42   $     (3.06)
                                                                      ==========  =========  ===========   ==========
Diluted earnings (loss) per share                                   $      0.72 $   (0.42) $      2.36   $     (3.06)
                                                                      ==========  =========  ===========   ==========

The diluted earnings (loss) per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. For the three and nine months ended March 31, 2002, the Company had 3,311,000 and 2,951,000, respectively, of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive. For the three and nine months ended March 31, 2001, the Company had 3,077,000 and 2,949,000, respectively, of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive.

NOTE 4 - RESTRUCTURING AND OTHER CHARGES

On October 11, 2001, the Company announced the implementation of several cost saving initiatives due to a recent slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program includes a workforce reduction, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company. As a result of the restructuring program, the Company recorded restructuring and other charges of $6,893,000 in October 2001.

The major components of the restructuring and other charges and the remaining accrual balances as of March 31, 2002 are as follows (in thousands):

                                                   Total           Non-cash         Cash Charges        Liability
                                                  Charges      Charges to date        to date            Balance
                                               --------------  -----------------   ---------------    --------------

Workforce reduction                            $     2,214     $          -        $      1,636       $       578
Lease obligations                                    3,094                -                 377             2,717
Asset disposals                                      1,585            1,585                   -                 -
                                               --------------  -----------------   ---------------    --------------
  Total                                        $     6,893     $      1,585        $      2,013       $     3,295
                                               ==============  =================   ===============    ==============

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Workforce Reduction
As part of the restructuring plan, the Company reduced its workforce by approximately 190 regular employees, consisting of membership service representatives and other professional personnel. All 190 employees have been terminated.

Lease Obligations and Asset Disposals
In connection with the closing of the United Kingdom offices and the downsizing of the Company's infrastructure, the Company recorded $73,000 for lease terminations, $3,021,000 for non-cancelable lease obligations and $1,585,000 for asset disposals and write-downs related to the closing of our United Kingdom operations.

NOTE 5 - NON-RECURRING CHARGE

In April 2001, the Company entered into a voluntary agreement with the State of California and Ventura and Orange Counties to implement certain marketing practices in the State of California. Pursuant to the agreement, the Company paid investigation costs and civil penalties of $2,000,000 to be split between the state and the counties. The Company also established a reserve of $1,000,000 to cover specific costs related to the agreement. As a result of the agreement, the Company took a non-recurring charge of $3,000,000 during the quarter ended March 31, 2001.

NOTE 6 - GAIN ON SALE OF SUBSIDIARY/LOSS ON INVESTMENT

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

Subsequently, the investment in Homestore.com declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com to its fair value and recognized a loss of $22,296,000 in the first fiscal quarter of 2002 and a loss of $9,043,000 in the second fiscal quarter of 2002. The net gain recognized on the sale of iPlace, Inc. during the nine months ended March 31, 2002 was $34,269,000. As of March 31, 2002, the Company's investment in Homestore.com is valued at $3,201,000.

NOTE 7 - MINORITY INTEREST

Prior to the sale of iPlace, Inc. in August 2001, the Company was the majority shareholder of iPlace, Inc. with an approximate 58% ownership share. Minority interest in the statement of operations for the nine months ended March 31, 2002 represents approximately 42% of iPlace's losses incurred from July 1, 2001 through the date of the sale.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows (in thousands):

                                                                    Three months ended         Nine months ended
                                                                         March 31,                 March 31,
                                                                  ------------------------  ------------------------
                                                                    2002          2001         2002         2001
                                                                  ----------   -----------  -----------  -----------
Net income (loss)                                                 $  10,495    $   (6,416)  $   35,779   $  (46,571)
   Unrealized loss on marketable securities                               -             -            -         (532)
   Reclassification adjustment for losses included in net loss            -             -            -          532
   Foreign currency translation loss                                     (1)         (627)        (252)        (605)
                                                                  ----------   -----------  -----------  -----------
Comprehensive income (loss)                                       $  10,494    $   (7,043)  $   35,527   $  (47,176)
                                                                  ==========   ===========  ===========  ===========

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                    As of March 31, 2002                  As of June 30, 2001
                                             -----------------------------------   -----------------------------------
                                              Gross Carrying     Accumulated        Gross Carrying      Accumulated
                                                  Amount         Amortization           Amount         Amortization
                                             ----------------- -----------------   ------------------ ----------------
Amortized intangible assets:
   Membership and Client Relationships       $      13,194     $      (5,105)      $      17,465      $      (5,642)
   Non-Compete Agreements                              238              (236)              3,009               (999)
   Other                                               950              (597)                950               (500)
                                             ----------------- -----------------   ------------------ ----------------
      Total amortized intangible assets      $      14,382     $      (5,938)      $      21,424      $      (7,141)
                                             ================= =================   ================== ================

Unamortized intangible assets:
     Goodwill                                $      42,039                         $      84,814

The gross carrying amount and accumulated amortization of amortized intangible assets at March 31, 2002 decreased from June 30, 2001 due to the sale of iPlace, Inc.

The total intangible amortization expense reflected in the statement of operations for the three and nine months ended March 31, 2002 is $431,000 and $1,546,000, respectively. The future intangible amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

Fiscal Year:
     2002                                                      $       1,940
     2003                                                              1,393
     2004                                                              1,045
     2005                                                                840
     2006                                                                695

The changes in the carrying amount of goodwill for the nine months ended March 31, 2002 are as follows (in thousands):

     Balance as of July 1, 2001                                $      84,814
     Goodwill disposed during the first quarter due to sale of
       subsidiary                                                    (36,868)
     Impairment losses recorded in first quarter                      (5,907)
                                                               ----------------
     Balance as of March 31, 2002                              $      42,039
                                                               ================

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill was tested for impairment during the quarter ended September 30, 2001 in connection with the adoption of SFAS 142. Due to the slow down in the business of one of the Company's reporting units, future cash flows for this reporting unit are expected to decline over the next few years. During the quarter ended September 30, 2001, an impairment loss of $5,907,000 was recorded to write down the goodwill related to this reporting unit to fair value. The impairment loss was calculated utilizing the methodology set forth in SFAS 142. As prescribed by SFAS 142, this write down is reflected in the statement of operations as a cumulative effect of accounting change. The fair value of this subsidiary was estimated by conducting a discounted cash flow analysis of the subsidiary's future cash flows.

NOTE 10 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of March 31, 2002 and June 30, 2001 include an allowance for membership cancellations of $22,978,000 and $30,004,000, respectively.

NOTE 11 - LEGAL PROCEEDINGS

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

In January 2001, an action was instituted by plaintiff Brandy L. Ritt against the Company and other defendants in the Court of Common Pleas in Cuyahoga County, Ohio. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated various provisions of Ohio's consumer protection laws in connection with the marketing of certain membership programs offered by the Company. The plaintiff's motion to have the suit certified as a class action was denied on February 6, 2002. The decision has been appealed. The Company believes that the claims asserted against it are unfounded and the Company will continue to vigorously defend its interests against this suit.

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The court has not ruled on the motion. The Company believes that the claims made against Coverdell are unfounded and Coverdell and the Company will vigorously defend their interests against this suit.

In June 2001, actions were instituted by plaintiffs Judith Jeselskis and Marcia Walters against the Company and other defendants in Circuit Court of the Tenth Judicial District, Highlands County Civil Division, Florida, and Circuit Court of the Sixth Judicial Circuit, Pinellas County Civil Division, Florida, respectively. The suits, seeking unspecified monetary damages, alleged that the Company and the other defendants violated the Florida Deceptive and Unfair Trade Practices Act, in connection with the marketing of certain membership programs offered by the Company. The Jeselskis action has been dismissed. While the Walters complaint includes claims that the suit should be certified as a class action, the plaintiff has not filed motion for class certification. The Company believes that the allegations made in the lawsuit are unfounded and the Company will vigorously defend its interests against the suit.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2001 and March 2002, actions were instituted by plaintiffs Alan Stone and Patricia Sanford against the Company and other defendants in Superior Court of the State of California, County of Orange and United States District Court, Southern District of California, respectively. The suits, which seek unspecified monetary damages, allege that the Company and the other defendants violated certain business practices laws. While the respective complaints include claims that the suits should be certified as class actions, the plaintiffs have not filed motions for class certification. The Company believes that the allegations made in the lawsuits are unfounded and the Company will vigorously defend its interests against these suits.

In March 2002, an action was instituted by Matthew Gowdy against the Company and other defendants in the Sixth Judicial Circuit, Pinellas County Civil Division, Florida. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated certain provisions of Florida consumer law. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against this suit.

In March 2002, the Company and other plaintiffs filed suit against Homestore.com, Inc. in United States District Court for the District of Connecticut. The action has been transferred to the United States District court for the Central District of California. The suit, seeking injunctive and other relief, alleges securities fraud, negligent misrepresentation, breach of contract and other grounds in connection with the Company's sale of its interest in iPlace, Inc. In response to plaintiffs' preliminary motions, the court ordered Homestore to place $58,000,000 in a constructive trust pending resolution of the lawsuit or further order of the court.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

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

CRITICAL ACCOUNTING POLICIES

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting that companies provide additional disclosure on those accounting policies considered most critical. Critical accounting policies are those that are important to the Company's financial condition and results and involve subjective or complex judgments on the part of management, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: membership cancellation rates, deferred marketing costs, intangible assets, income taxes and contingencies and litigation. Estimates in each of these areas are based on historical experience and various assumptions that MemberWorks believes are appropriate. Actual results may differ from these estimates. MemberWorks believes the following represent the critical accounting policies of the Company as contemplated by FRR
60. For a summary of all of the Company's significant accounting policies, see
Note 2 of the Notes to the consolidated financial statements located in the 2001 Annual Report on Form 10-K.

Revenue recognition
Membership fees are billed through clients of the Company primarily through credit cards. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program, either for a complete refund of the membership fee for that period or a prorata refund based on the remaining portion of the membership period depending upon the terms of the membership program. Deferred membership fees are recorded, net of estimated cancellations, after the trial period has expired, and are amortized as revenues from membership fees upon the expiration of membership refund privileges. An allowance for cancellations is established based on management's estimates and is updated regularly. In determining the estimate of allowance for cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products. Actual membership cancellations are charged against the allowance for cancellations on a current basis.

Membership solicitation and other deferred costs
Membership solicitation costs include marketing and direct mail costs related directly to membership solicitation (i.e., direct response advertising costs). In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," direct response advertising costs are deferred and charged to operations as revenues from membership fees are recognized. Other deferred costs consist of royalties paid to clients, which relate to the same revenue streams as the direct response advertising costs and are also charged to income over the membership period. Membership solicitation costs incurred to obtain a new member generally are less than the estimated total membership fee. However, if membership solicitation costs were to exceed total estimated membership fees, an adjustment would be made to the extent of any impairment.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Goodwill and other intangibles
MemberWorks reviewed the carrying value of its goodwill and other intangible assets in connection with the implementation of Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") by comparing such amounts to their fair values. The Company determined that there was an impairment of goodwill of $5.9 million at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 and recent downward trends in the operations of the reporting unit (see Note 9 to the Condensed Consolidated Financial Statements). This amount was recorded as a cumulative effect of accounting change in the statement of operations in the fiscal quarter ended September 30, 2001. MemberWorks is required to perform this comparison at least annually, or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, MemberWorks would then be required to record a corresponding charge, which would impact earnings.

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

REVENUES. Revenues decreased 25% to $100.8 million for the quarter ended
March 31, 2002 from $133.9 million for the quarter ended March 31, 2001 due to the effect of the slow down in new member marketing experienced over the last several quarters and the effect of the sale of iPlace, Inc. Excluding iPlace, Inc. revenues from the prior year, revenues would have decreased 18%. Revenues before deferral decreased 20% to $103.5 million for the quarter ended March 31, 2002 from $129.8 million for the quarter ended March 31, 2001 due to the slow down in new member marketing, the sale of iPlace, Inc., and the closing of the United Kingdom operations. Excluding iPlace, Inc. revenues from the prior year, revenues before deferral would have decreased 9%. The Company's membership base decreased to approximately 6.6 million members at March 31, 2002 from 7.9 million members at March 31, 2001 primarily due to the slow down in new member marketing experienced over the last several quarters, the sale of iPlace, Inc. and the closing of the United Kingdom operations. As a percentage of total revenues, annual renewal revenues were 48% in 2002 and 40% in 2001. As a percentage of total revenues before deferral, annual renewal revenues were 54% in 2002 and 45% in 2001. The increase in renewal revenues as a percentage of total revenues is due to the slow down in new member marketing experienced over the last several quarters.

OPERATING EXPENSES. Operating expenses consist of customer service call center costs, membership benefit costs and membership kit costs. Operating expenses decreased 21% to $19.1 million in 2002 from $24.1 million in 2001 primarily due to the sale of iPlace, Inc., the closing of the United Kingdom operations and lower revenues during the quarter. As a percentage of revenues before deferral, operating expenses decreased to 18.4% in 2002 from 18.6% in 2001.

MARKETING EXPENSES. Marketing expenses consist primarily of direct solicitation costs incurred to obtain new members and royalties paid to clients, which are generally amortized in the same manner as the related revenue. Marketing expenses decreased 39% to $52.1 million in 2002 from $85.4 million in 2001 primarily due to the effect of the slow down in new member marketing experienced over the last several quarters, the effect of the sale of iPlace, Inc. and the closing of the United Kingdom operations. As a percentage of revenue, marketing expenses decreased to 51.7% in 2002 from 63.8% in 2001 primarily due to the slow down in new member marketing experienced over the last several quarters. The lower level of new member marketing resulted in an increase in the ratio of renewal member revenues to total revenues. Marketing expenses related to renewal revenues are typically significantly lower than expenses related to new member revenues. Expenses related to new member marketing, as a percent of new member revenues, increased in 2002 compared to 2001 primarily due a decrease in consumer response rates. Marketing expenses before deferral decreased 23% to $57.0 million in 2002 from $74.4 million in 2001 and, as a percentage of revenues before deferral, decreased to 55.1% in 2002 from 57.3% in 2001. These decreases were due to the effect of a lower level of new member marketing.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include personnel-related costs, occupancy costs and other overhead costs. General and administrative expenses decreased 32% to $18.4 million in 2002 from $27.0 million in 2001, and as a percentage of revenues before deferral, decreased to 17.8% in 2002 from 20.8% in 2001. These decreases were primarily due to the effect of cost saving initiatives related to the restructuring and the sale of iPlace, Inc.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization decreased to $0.4 million in 2002 from $2.9 million in 2001 due to the adoption of SFAS 142, which no longer requires the amortization of indefinite lived intangible assets. Excluding the amortization of indefinite lived intangible assets in 2001, amortization of goodwill and other intangibles would have been $0.9 million.

OTHER EXPENSE, NET. Other expense, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit. Other expense was $0.3 million in 2002 compared to $0.2 million in 2001. The Company had no borrowings outstanding under its line of credit during the quarter ended March 31, 2002.

PROVISION FOR INCOME TAXES. The Company was not required to record a provision for income taxes for the three months ended March 31, 2002 and 2001 due to tax losses realized.


NINE MONTHS ENDED MARCH 31, 2002 VS. NINE MONTHS ENDED MARCH 31, 2001

REVENUES. Revenues decreased 8% to $322.4 million for the nine months ended March 31, 2002 from $349.3 million for the nine months ended March 31, 2001 primarily due to the effect of the sale of iPlace, Inc. and a decrease in the Company's membership base. Excluding iPlace, Inc. revenues from the prior year, revenues would have decreased 2%. Revenues before deferral decreased 15% to $310.2 million for the nine months ended March 31, 2002 from $363.7 million for the nine months ended March 31, 2001 due to the slow down in new member marketing, the sale of iPlace, Inc. and the closing of the United Kingdom operations. Excluding iPlace, Inc. revenues from the prior year, revenues before deferral would have decreased 8%. The Company's membership base decreased to approximately 6.6 million members at March 31, 2002 from 7.9 million members at March 31, 2001 due to the slow down in new member marketing experienced over the last several quarters, the sale of iPlace, Inc. and the closing of the United Kingdom operations. As a percentage of total revenues, annual renewal revenues were 49% in 2002 and 41% in 2001. As a percentage of total revenues before deferral, annual renewal revenues were 52% in 2002 and 42% in 2001. The increase in renewal revenues as a percentage of total revenues is due to the slow down in new member marketing experienced over the last several quarters.

OPERATING EXPENSES. Operating expenses consist of customer service call center costs, membership benefit costs and membership kit costs. Operating expenses decreased 10% to $59.6 million in 2002 from $66.1 million in 2001 primarily due to the sale of iPlace, Inc., the closing of the United Kingdom operations and lower revenues during the quarter. As a percentage of revenues before deferral, operating expenses increased to 19.2% in 2002 from 18.2% in 2001 primarily due to the effect of lower revenues reported in 2002.

MARKETING EXPENSES. Marketing expenses consist primarily of direct solicitation costs incurred to obtain new members and royalties paid to clients, which are generally amortized in the same manner as the related revenue. Marketing expenses decreased 17% to $186.3 million in 2002 from $223.3 million in 2001 primarily due to the effect of the slow down in new member marketing experienced over the last several quarters and the effect of the sale of iPlace, Inc. As a percentage of revenue, marketing expenses decreased to 57.8% in 2002 from 63.9% in 2001 primarily due to the slow down in new member marketing experienced over the last several quarters. The lower level of new member marketing resulted in an increase in the ratio of renewal member revenues to total revenues. Marketing expenses related to renewal revenues are typically significantly lower than expenses related to new member revenues. Expenses related to new member marketing, as a percent of new member revenues, increased in 2002 compared to 2001 primarily due to a decrease in consumer response rates. Marketing expenses before deferral decreased 17% to $182.5 million in 2002

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

from $220.8 million in 2001 and, as a percent of revenues before deferral, decreased to 58.8% in 2002 from 60.7% in 2001. These decreases were due to the effect of a lower level of new member marketing.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include personnel-related costs, occupancy costs and other overhead costs. General and administrative expenses decreased 20% to $60.0 million in 2002 from $74.7 million in 2001, and as a percentage of revenues before deferral, decreased to 19.3% in 2002 and 20.5% in 2001. These decreases were primarily due to the effect of cost saving initiatives related to the restructuring and the sale of iPlace, Inc.

RESTRUCTURING AND OTHER CHARGES. In October 2001, the Company implemented certain cost saving initiatives due to a recent slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program included a workforce reduction of approximately 190 employees, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company. As a result of this restructuring program, the Company recorded restructuring and other charges of $6.9 million during the second quarter ended December 31, 2001.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization decreased to $1.5 million in 2002 from $8.0 million in 2001 due to the adoption of SFAS 142, which no longer requires the amortization of indefinite lived intangible assets, and the sale of iPlace, Inc. Excluding the amortization of indefinite lived intangible assets in 2001, amortization of goodwill and other intangibles would have been $2.3 million.

OTHER EXPENSE, NET. Other expense, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit. Other expense increased to $0.4 million in 2002 from $0.3 million in 2001. The Company had no borrowings outstanding under its line of credit as of March 31, 2002.

PROVISION FOR INCOME TAXES. In connection with the gain on the sale of iPlace, Inc., the Company recorded a provision for alternative minimum taxes of approximately $0.7 million. The Company was not required to record a provision for income taxes for the nine months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow before changes in assets and liabilities was $12.0 million for the nine months ended March 31, 2002 compared to $7.3 million in 2001. The increase in operating cash flow before changes in assets and liabilities was primarily due to decreased losses incurred related to iPlace, Inc. and the United Kingdom operations and the cost saving initiatives related to the restructuring. Revenues before deferral decreased 15% to $310.2 million for the nine months ended March 31, 2002 from $363.7 million for the nine months ended March 31, 2001. The Company's membership base decreased to approximately
6.6 million members at March 31, 2002 from 7.9 million members at March 31, 2001 due to a slow down in new member marketing experienced over the last several quarters, the sale of iPlace, Inc. and the closing of the United Kingdom operations. Marketing expenses before deferral decreased 17% to $182.5 million in 2002 from $220.8 million in 2001 and, as a percent of revenues before deferral, decreased to 58.8% in 2002 from 60.7% in 2001. These decreases were due to the effect of a lower level of new member marketing which resulted in an increase in the ratio of renewal member revenues to total revenues. Marketing expenses related to renewal revenues are typically significantly lower than expenses related to new member revenues. Expenses related to new member marketing, as a percent of new member revenues, increased in 2002 compared to 2001 primarily due to a decrease in consumer response rates. Changes in assets and liabilities decreased cash by $2.9 million for 2002 and $5.3 million in 2001. In total, cash provided by operations was $9.1 million for the nine months ended March 31, 2002 compared to $1.9 million in 2001.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net cash provided by investing activities was $41.6 million in 2002 compared to cash used in investing activities of $14.8 million in 2001. Net cash provided by investing activities reflected the receipt of $46.0 million in net proceeds from the sale of iPlace, Inc. Capital expenditures were $4.4 million in 2002 and $11.7 million in 2001.

Net cash used in financing activities was $25.2 million in 2002 versus net cash provided by financing activities of $1.8 million in 2001. The increase in cash used in financing activities was due to an increase in the number of treasury shares acquired under the Company's stock repurchase program. The Company purchased 1,752,000 shares for $26.0 million during the nine months ended March 31, 2002 compared to 262,000 shares for $7.0 million during the nine months ended March 31, 2001. The Company utilizes cash from operations to repurchase shares, as the Company believes this enhances shareholder value. On January 24, 2002, the Board of Directors authorized an additional 1 million shares to be purchased under the buyback program. As of March 31, 2002, the Company had 947,000 shares available for repurchase under its buyback program.

As of March 31, 2002, the Company had cash and cash equivalents of $48.0 million. In addition, the Company has an $18 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. As of March 31, 2002, the effective interest rate for borrowings was 5.25%. There were no borrowings outstanding under this bank credit facility as of March 31, 2002. The bank credit facility has certain financial covenants, including a maximum debt coverage ratio, a minimum fixed charge ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. The Company believes that existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

In August 2001, the Company received 1.6 million shares of Homestore.com common stock at a market value of $34.5 million, of which 0.5 million shares are currently held in escrow to secure the Company's indemnification obligations under the iPlace, Inc. merger agreement. The Homestore.com common stock received is unregistered and it is unknown when the stock will be registered. MemberWorks may only sell 1/12th of the shares in any calendar month. During the nine months ended March 31, 2002, the Company wrote down its investment in Homestore.com to its fair value and recognized a loss of $31.3 million. Accordingly, the net gain on the sale of iPlace Inc. was $34.3 million.

The Company did not have any material commitments for capital expenditures as of March 31, 2002. The Company intends to utilize cash generated from operations to fulfill any capital expenditure requirements for the remainder of fiscal 2002.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMMITMENTS

On January 22, 2002, the Securities and Exchange Commission issued Financial Reporting Release No. 61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations", suggesting that companies provide additional disclosures related to liquidity and capital resources, including off-balance sheet arrangements, certain trading activities that include non-exchange traded contracts accounted for at fair value and the effect of transactions with related and certain other parties. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in other Company filings. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of March 31, 2002 are as follows (amounts in thousands):

                                                                  Payments Due by Period
                                      -------------------------------------------------------------------------------
                                                       Less than
                                          Total          1 year         1-3 years       4-5 years     After 5 years
                                      --------------  -------------   --------------  --------------  ---------------
Operating leases                      $     29,690    $     6,661     $     10,765    $      6,136    $      6,128
Capital leases                                 114             94               20               -               -
Notes payable                                  867            316              551               -               -
Other long-term obligations                    574            235              339               -               -
                                      --------------  -------------   --------------  --------------  ---------------
Total payments due                    $     31,245    $     7,306     $     11,675    $      6,136    $      6,128
                                      ==============  =============   ==============  ==============  ===============

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. See Note 8 of the Notes to the consolidated financial statements of the Company's 2001 Annual Report filed on Form 10-K.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, "Business Combinations" ("SFAS 141"), which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company has evaluated the impact of SFAS 141 and believes that it will not have a material impact on its financial statements.

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

Forward-looking statements are not guarantees of future performance and are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

-- The Company's ability to integrate into the Company's management and operations and operate successfully acquired businesses;
--   Changes in the marketing techniques of credit card issuers;
-- Unanticipated cancellation or termination of marketing agreements and the extent to which we can continue successful development and marketing of new products and services;
-- The Company's ability to develop and implement operational and financial systems to manage rapidly growing operations;
-- The Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;
-- Further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;
-- Changes in the growth rate of the overall U.S. economy, or the international economies where MemberWorks does business, such that consumer spending and related consumer debt are impacted;
--   Additional government regulation of the Company's industry; and
--   New accounting pronouncements

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

                            MEMBERWORKS INCORPORATED

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Interest Rate
The Company has an $18.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of March 31, 2002. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on April 1, 2003, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.

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


Fair Value
In August 2001, MemberWorks acquired stock in Homestore.com valued at $34.5 million in exchange for its interest in iPlace, Inc. The carrying value of this investment is affected by changes in the quoted market prices of Homestore.com common stock. The investment in Homestore.com declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com to its fair value and recognized a loss of $31.3 million during the nine months ended March 31, 2002. MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

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

In January 2001, an action was instituted by plaintiff Brandy L. Ritt against the Company and other defendants in the Court of Common Pleas in Cuyahoga County, Ohio. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated various provisions of Ohio's consumer protection laws in connection with the marketing of certain membership programs offered by the Company. The plaintiff's motion to have the suit certified as a class action was denied on February 6, 2002. The decision has been appealed. The Company believes that the claims asserted against it are unfounded and the Company will continue to vigorously defend its interests against this suit.

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The court has not ruled on the motion. The Company believes that the claims made against Coverdell are unfounded and Coverdell and the Company will vigorously defend their interests against this suit.

In June 2001, actions were instituted by plaintiffs Judith Jeselskis and Marcia Walters against the Company and other defendants in Circuit Court of the Tenth Judicial District, Highlands County Civil Division, Florida, and Circuit Court of the Sixth Judicial Circuit, Pinellas County Civil Division, Florida, respectively. The suits, seeking unspecified monetary damages, alleged that the Company and the other defendants violated the Florida Deceptive and Unfair Trade Practices Act, in connection with the marketing of certain membership programs offered by the Company. The Jeselskis action has been dismissed. While the Walters complaint includes claims that the suit should be certified as a class action, the plaintiff has not filed motion for class certification. The Company believes that the allegations made in the lawsuit are unfounded and the Company will vigorously defend its interests against the suit.

In July 2001 and March 2002, actions were instituted by plaintiffs Alan Stone and Patricia Sanford against the Company and other defendants in Superior Court of the State of California, County of Orange and United States District Court, Southern District of California, respectively. The suits, which seek unspecified monetary damages, allege that the Company and the other defendants violated certain business practices laws. While the respective complaints include claims that the suits should be certified as class actions, the plaintiffs have not filed motions for class certification. The Company believes that the allegations made in the lawsuits are unfounded and the Company will vigorously defend its interests against these suits.

In March 2002, an action was instituted by Matthew Gowdy against the Company and other defendants in the Sixth Judicial Circuit, Pinellas County Civil Division, Florida. The suit, which seeks unspecified monetary damages, alleges that the Company and the other defendants violated certain provisions of Florida consumer law. The Company believes that the allegations made in this lawsuit are unfounded and the Company will vigorously defend its interests against this suit.

                            MEMBERWORKS INCORPORATED

                           PART II. OTHER INFORMATION


In March 2002, the Company and other plaintiffs filed suit against Homestore.com, Inc. in United States District Court for the District of Connecticut. The action has been transferred to the United States District Court for the Central District of California. The suit, seeking injunctive and other relief, alleges securities fraud, negligent misrepresentation, breach of contract and other grounds in connection with the Company's sale of its interest in iPlace, Inc. In response to plaintiffs' preliminary motions, the court ordered Homestore to place $58.0 million in a constructive trust pending resolution of the lawsuit or further order of the court.


Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits
    None

b)  Reports on Form 8-K
    None

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MEMBERWORKS INCORPORATED
                                  (Registrant)


Date: May 14, 2002            By: /s/ Gary A. Johnson
                                  -------------------
                                  Gary A. Johnson, President, Chief
                                  Executive Officer and Director


      May 14, 2002            By: /s/ James B. Duffy
                                  ------------------------------
                                  James B. Duffy, Executive Vice President and
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)