Form 10-K
period 2002-06-30
MEMBERWORKS INC
filed 2002-08-23
CIK 1020996

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2002

                           Commission File No. 0-21527

                            MEMBERWORKS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                      06-1276882
------------------------                                  ------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                         Identification No.)
680 Washington Boulevard
Stamford, Connecticut                                               06901
---------------------------------------                          -----------
(Address of principal executive offices)                          (Zip Code)

                                 (203) 324-7635
                                  -------------
                         (Registrant's telephone number,
                              including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 5, 2002 was $115,053,670. The aggregate market value was computed by reference to the closing price of the Registrant's Common Stock as of that date. For purposes of calculating this amount only, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the Registrant's Common Stock are considered to be affiliates. The number of shares of Common Stock outstanding as of August 5, 2002 was 13,351,830.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders of MemberWorks Incorporated are incorporated by reference in Part III of this report.

                                      Index



                                                                           Page
                                                                           ----

Part I   Item 1. Business                                                     1

         Item 2. Properties                                                   6

         Item 3. Legal Proceedings                                            7

         Item 4. Submission of Matters to a Vote of Security Holders          7

         Executive Officers of the Registrant                                 8

Part II  Item 5. Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                  9

         Item 6. Selected Financial Data                                     10

         Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk 18

         Item 8. Financial Statements and Supplementary Data                 19

         Item 9. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            19

Part III Item 10. Directors and Executive Officers of the Registrant         19

         Item 11. Executive Compensation                                     19

         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management                                                 19

         Item 13. Certain Relationships and Related Transactions             19

Part IV  Item 14. Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                   20

Signatures                                                                   21

Exhibit listing                                                              22

                                     Part I

Item 1.  Business
         --------

OVERVIEW
MemberWorks Incorporated ("MemberWorks" or the "Company"), a Delaware Corporation organized in 1996 and doing business as CardMember Publishing Corporation since 1989, designs and manages innovative membership programs that provide substantial benefits to member consumers, those organizations offering the programs and vendors whose products and services are accessed through the programs. Members receive value-added benefits, insightful information and exclusive savings in the areas of healthcare, personal finance, insurance, travel, entertainment, fashion and personal security. MemberWorks believes that it is the leading designer and provider of innovative membership service programs due to its senior management's extensive knowledge of the industry and its relationships with leading consumer-driven organizations with large numbers of individual account holders and customers. The Company addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering these programs. In return for providing the Company with members, the Company's clients receive royalty payments. Clients also benefit because the programs are designed and managed to strengthen the relationship between clients and their customers. MemberWorks offers its programs to increasingly sophisticated consumers seeking economy, efficiency and convenience in their purchase of products and services. Members save time by purchasing goods and services and obtaining useful information over the telephone or the Internet. Members also benefit from participating vendors who agree to provide discounts on products and services not generally available to non-members. For the participating vendors, the programs provide the opportunity to reach a large number of demographically attractive members at minimal incremental marketing cost. The Company's programs are primarily marketed to customers through arrangements with its client organizations which include banks and other financial institutions, retailers, major oil companies, direct response television companies, catalog companies, e-commerce companies and other organizations with large numbers of individual customers.

Businesses that sell services and products to consumers have substantially increased the use of direct marketing techniques to reach their customers. According to the Direct Marketing Association, total consumer sales as a result of direct marketing in the United States were $1,085 billion in 2002, an increase of 8% over the prior year. Membership service programs, if designed, marketed and managed effectively, can be of substantial value to the consumers who become members of such programs, the businesses that market to consumers and the client organizations that offer the programs to their customers.

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

The Company's membership service programs, which combined had approximately 6.6 million retail members and over 13 million total members, including wholesale, as of June 30, 2002, offer unique and valuable services, information and savings opportunities. The service programs are generally marketed under the name of the program and are designed and developed to capitalize on the client's existing relationship with its customers or other constituents. In general, membership fees, which may be payable monthly or annually, vary depending upon the particular membership program. Annual membership fees averaged approximately $90 per year during fiscal 2002 and monthly membership fees averaged $9 per month during fiscal 2002. Most of the membership programs are for one-year renewable terms and members are generally entitled to unlimited use of the service during the membership period.

DESCRIPTION OF BUSINESS
MemberWorks is a leader in bringing value to consumers by designing innovative membership programs that offer easy access to significant savings at national brand name providers and retailers in healthcare, insurance, travel, entertainment, shopping, personal security, home improvement and more. MemberWorks combines marketing innovation, entrepreneurial energy and consumer insight to create industry leading membership programs. These programs create new revenue streams and increase customer loyalty for clients. MemberWorks continues to enhance its existing membership programs to add more member value while systematically increasing the membership fee. During 2002, MemberWorks introduced four new premium products. These premium products offer members even more services and discounts at an increased membership fee. The Company's money-saving programs fall into the following four key categories:

    Health and Insurance
    The Health membership programs offer significant savings on a comprehensive array of products including: prescription drugs, vitamins and supplements, eye glasses and contact lenses, hearing aides and durable medical equipment; and professional services, including medical, dental, chiropractic, alternative medicine and elder care.

    The Insurance membership programs offer competitively priced insurance products, including life, accidental death, short-term and catastrophic disability, supplemental medical and warranty coverage.

    Travel, Entertainment and Shopping
    These membership programs offer exclusive members only savings with leading brand name partners. Members have multiple opportunities to save on: travel, including air fare, hotel rates, car rental and cruise packages; entertainment, featuring theme parks, amusements parks, restaurants and movie theaters; and shopping, offering savings on a wide range of merchandise, apparel and personal services.

    Privacy, Protection and Home Improvement
    These membership programs offer discounts on products and services that enhance and improve the member's sense of security and well being. Members have access to bundles of services that enable them to better manage their: privacy, including card registration, credit reporting, scoring and monitoring, and personal information monitoring services; protection, offering savings on security systems, 24-hour protection services, roadside assistance, financial, tax and retirement planning and extended warranty protection; home and household expenses, featuring discounts on home improvement, consumer electronics and entertainment and family activities.

    Specialty Markets and Custom Programs
    MemberWorks offers a full line of membership programs in Canada, as well as, Hispanic versions of certain membership programs. Membership materials and customer service are offered in English, Spanish and French.

    MemberWorks also partners with large clients to offer custom, private label or co-branded membership programs to meet the specific needs of a defined customer base.

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

If the membership is not canceled during the trial period, the consumer is charged the annual or monthly membership fee, depending upon the billing method selected. For annual members, in the event that the member does not cancel the membership after the initial membership term, generally one year, he or she generally receives a renewal notice in the mail in advance of each membership year and is charged for the succeeding year's membership fee. During the course of an initial annual membership term or renewal term, a member may cancel his or her membership in the program, either for a complete refund of the membership fee for that period or a prorata refund based on the remaining portion of the membership period depending upon the terms of the membership program. Monthly members are billed each month after a free trial period and continue to be billed each month until the member cancels.

MemberWorks markets its programs primarily through arrangements with companies such as banks and other financial institutions, retailers, major oil companies, direct response television companies, catalog companies, e-commerce companies and other organizations with large numbers of individual account holders and customers, who have an existing relationship with its consumers. Participating marketing partners provide lists of consumers which MemberWorks inputs into its database management system to model, analyze and identify likely members. MemberWorks only collects and maintains customer data that is required to administer its business activities, such as a customer's name, address and billing information. MemberWorks pays participating marketing partners an annual royalty for initial and renewal membership fees received from consumers provided to MemberWorks by the client.

MemberWorks also offers its service programs through clients who have inbound call centers. This type of marketing method which MemberWorks refers to as MemberLinkSM, essentially turns the client call center into a profit center. Under these arrangements, inbound callers to a client meeting certain criteria are offered the Company's membership service programs by the client's service representative or by a MemberWorks membership service representative through a call transfer. MemberWorks pays the client either an annual royalty for initial and renewal membership fees or a fee per marketing pitch or per sale. Generally, MemberLinkSM arrangements serve as a more efficient and cost effective way to acquire members than the Company's traditional marketing model.

MemberWorks coordinates the efforts of its sales and marketing group with those of its client management group in order to anticipate clients' needs for new product offerings. The Company's senior management works with both of these groups to develop and refine new program concepts and then to introduce the new programs. MemberWorks believes this method of product development has allowed it to respond quickly and effectively to market demand for new programs.

MemberWorks possesses the in-house operational capabilities and expertise to perform most aspects of its business with minimal reliance upon third party outsourcing. For instance, MemberWorks generally creates most of its marketing, creative and fulfillment materials. MemberWorks also maintains in-house call center facilities in order to answer its members' phone calls. MemberWorks believes this in-house approach enables the Company to provide better customer service and market its products more efficiently.

MemberWorks believes that it was the first membership company to introduce aggregated discount services in the areas of healthcare, sports, shopping, financial and personal security. MemberWorks also believes that all of its programs are innovative with respect to the variety and quality of particular services, discounts and other features which those programs offer. By bundling and reconfiguring various features of its standard programs, MemberWorks can customize a program to the particular needs and demands of its clients.

In addition to marketing its programs directly to consumers either through lists provided by credit card issuers and other businesses and organizations or through MemberLinkSM, MemberWorks also delivers its membership service programs through its wholesale programs. MemberWorks works with a wholesale client to incorporate elements from one or more of its standard service programs and designs a custom program for the client. The client will then provide the membership in the customized format to its customers as a value-added feature or resell the product. The client pays MemberWorks the membership fees for the customers who receive the service program. Wholesale programs have substantially lower acquisition cost, which result in higher profit margins for MemberWorks. Accordingly, MemberWorks provides membership in the service program for fees which are less than the Company's standard fees for the program.

MEMBER SERVICE
MemberWorks believes that providing high quality service to its members is extremely important in order to encourage memberships and to strengthen the affinity of those members for the client that offered the service program. Currently, MemberWorks (including through its wholly-owned subsidiaries) maintains four call centers located in Omaha, Nebraska; Houston, Texas; Chicago, Illinois and Montreal, Canada with a total of almost 700 membership service representatives. All new membership service representatives are required to attend on-the-job training. Through its training programs, systems and software, MemberWorks seeks to provide members with friendly, rapid and effective answers to questions. MemberWorks also works closely with its clients' customer service staff to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by MemberWorks.

TECHNOLOGY
MemberWorks has invested substantially in new technology, including a state-of-the-art fulfillment center, a sophisticated customer service CRM platform, data warehousing and mining capabilities and various Internet applications to allow it to effectively and efficiently service its members. MemberWorks receives new member information from its marketing partners daily, and that information is maintained on core infrastructure systems that drive information consistently to call center, fulfillment, billing and financial systems. This allows for rapid fulfillment of member information kits as well as other benefits. All membership information is maintained on a state-of-the-art CRM system, which allows extremely responsive call center interactions. MemberWorks receives confirmation of billing data from the Company's merchant processors on a regular basis, permitting MemberWorks to update the status of each member, including member profile information.

In providing quality service to its members, the Company's management information systems interact with the Company's advanced call routing system in order to display member profile information prior to receiving the call, allowing the Company's membership service representatives to have the best possible information prior to serving the members. The Company's telecommunications systems also monitor the performance quality of its membership service representatives and other aspects of its business through sophisticated reporting capabilities. In addition, the Company's marketing experts use proprietary systems in combination with advanced systems from outside vendors to review, analyze and model the demographics of lists of prospective members supplied by clients in order to determine which customers are most likely to respond to an offer and retain their membership.

FULFILLMENT
In most cases, the products and services offered to members through the Company's programs are provided directly to members by independent benefit providers/vendors. MemberWorks evaluates and engages only those vendors who can cost-effectively deliver high quality products and services. Vendors generally benefit by gaining significant volume demand with minimal associated marketing expense. Accordingly, vendors gain access and marketing exposure to the Company's membership base and, pursuant to contractual arrangements with MemberWorks, generally quote a discounted price. MemberWorks generally does not receive any material payments from these vendors for rendering services to the Company's members and, in certain cases, MemberWorks pays its vendors a fee based on the volume of members in the Company's program or based on other agreed upon factors.

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

SALES AND MARKETING
MemberWorks solicits members for its programs primarily by direct marketing methods, including telemarketing, which it outsources to third party contractors, and MemberLinkSM inbound call marketing. MemberWorks also solicits members through the use of direct mail which is mailed either at MemberWorks' own expense or at its client's expense. Most of the Company's individual memberships are also available on the Internet.

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

MemberWorks continues to pursue its international expansion through the growth of its subsidiary located in Canada, MemberWorks Canada. MemberWorks Canada provides retail membership programs similar to those offered in the U.S. as well as credit card enhancement services to Canadian financial institutions through wholesale arrangements. The Company's revenues from international operations represented 3% of total revenues for the fiscal year ended June 30, 2002.

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

Substantially all of the information necessary for the Company's marketing efforts are supplied by its clients in accordance with strict consumer privacy safeguards. As a result, the Company's ability to market a new program to an existing customer base or an existing program to a new customer base is generally dependent upon first obtaining client approval.

Many client relationships are pursuant to contracts that may be terminated by the client upon 30 to 90 days notice without cause and without penalty. Upon such termination, MemberWorks generally has the right to continue its relationship with the client's customers that have become program members for a specified period to substantially the same extent as prior to the termination, but may not resolicit those members upon such member's cancellation or non-renewal of the member's membership.

MemberWorks distributes its programs through direct marketing efforts. The direct marketing techniques utilized include outbound telemarketing, inbound marketing, direct mail and internet marketing. All telemarketing is outsourced to third party contractors. In addition, MemberWorks distributes its products through wholesale arrangements where MemberWorks is not responsible for marketing to the customer.

Membership programs sponsored by the Company's largest client, Citibank, accounted for 16% of revenue for the fiscal year ended June 30, 2002.

RESTRUCTURING
In October 2001, the Company announced the implementation of several cost saving initiatives due to a slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program was designed to improve organizational effectiveness and profitability and included a workforce reduction, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company.

GOVERNMENT  REGULATION
MemberWorks markets its membership programs through various distribution channels, including outbound telemarketing, inbound marketing, direct mail and internet marketing. These channels are regulated on both the state and federal levels and the Company believes that these marketing methods will increasingly be subject to such regulation, particularly in the area of consumer privacy. Such regulation may limit our ability to solicit new members or to offer one or more products or services to existing members. The telemarketing industry has become subject to an increasing amount of federal and state regulation as well as general public scrutiny in the past several years. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. Additionally, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations, including the Telemarketing Sales Rule, promulgated thereunder prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the

FTC and state attorneys general have authority to prevent telemarketing activities deemed by them to be "unfair or deceptive acts or practices." Further, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. The Company's provision of membership programs requires the Company to comply with certain state regulations, changes in which could materially increase the Company's operating costs associated with complying with such regulations. The risk of noncompliance by the Company with any rules and regulations enforced by a federal or state consumer protection authority may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could materially adversely affect the Company's business, financial condition and results of operations. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with consumers, and the membership programs industry is susceptible to peremptory charges by the media of regulatory noncompliance and unfair dealing.

The Company currently maintains rigorous security and quality controls to ensure that all of its marketing practices meet or exceed industry standards and all applicable state and federal laws and regulations. The Company only collects and maintains customer data that is required to administer its business activities, such as a customer's name, address and billing information and only public information is used for marketing and modeling purposes, such as demographic, neighborhood and lifestyle data. The Company neither resells any confidential customer information that is obtained or derived in its marketing efforts nor purchases consumer information from financial institutions.

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

EMPLOYEES
As of June 30, 2002, MemberWorks employed 1,075 persons on a full-time basis and 141 on a part-time basis. None of the Company's employees are represented by a labor union. MemberWorks believes that its employee relations are good.

Item 2.  Properties

A summary of key information with respect to the Company's leased facilities is as follows:

Location                    Square Footage          Year of Lease Expiration
--------                    --------------          ------------------------
Omaha, NE                       93,123                  2009 through 2015
Stamford, CT                    98,947                  2002 through 2006
Montreal, Canada                48,193                  2003 through 2011
Houston, TX                     41,591                        2006
Atlanta, GA                     16,122                        2005
Chicago, IL                     11,676                        2005
White Plains, NY                 4,193                        2004

The Stamford, Connecticut office serves as the Company's corporate headquarters. All other locations serve as the operational offices for MemberWorks.


Item 3.  Legal Proceedings
         -----------------

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject. The Company is involved in other lawsuits and claims generally incidental to its business including, but not limited to, various suits, including previously disclosed suits, brought against the Company by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's programs. In addition, from time to time, and in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory/enforcement authorities.

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The Court has announced that it will deny the motion for national class certification, but it has certified a class of Michigan residents. No order has been issued. The Company believes that the claims made against Coverdell are unfounded and Coverdell and the Company will vigorously defend their interests against this suit.

In March 2002, the Company and other plaintiffs filed suit against Homestore.com, Inc. in United States District Court for the District of Connecticut. The action has been transferred to the United States District Court for the Central District of California. The suit, seeking injunctive and other relief, alleges securities fraud, negligent misrepresentation, breach of contract and other grounds in connection with the Company's sale of its interest in iPlace, Inc. In response to plaintiffs' preliminary motions, the court ordered Homestore.com, Inc. to place $58.0 million in a constructive trust pending resolution of the lawsuit or further order of the court. In August 2002, the Company announced that it, along with certain of the other former shareholders of iPlace, Inc., had settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs is $23.0 million of which the Company will receive approximately $19.2 million.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.

Executive Officers of the Registrant
------------------------------------

The executive officers of the registrant of MemberWorks and their respective ages as of July 31, 2002 are as follows:

Name                      Age    Position
----                      ---    --------

Gary A. Johnson           47     President and Chief Executive Officer, Director
Vincent DiBenedetto       45     Executive Vice President, Sales and Client
                                 Services
James B. Duffy            48     Executive Vice President and Chief Financial
                                 Officer
Walter Kazmierczak        47     Executive Vice President, Marketing Services
William Olson             44     Executive Vice President, Sales and Client
                                 Services
David Schachne            41     Executive Vice President, Business Development
Dennis P. Walker          57     Executive Vice President and Director

GARY A. JOHNSON, a co-founder of MemberWorks, has served as President and Chief Executive Officer and a director of MemberWorks since its inception.

VINCENT DIBENEDETTO joined MemberWorks in October 2000 and currently serves as Executive Vice President, Sales and Client Services. Prior to joining MemberWorks, Mr. DiBenedetto was President of Discount Development Services, L.L.C., a subsidiary of MemberWorks which was acquired in October 2000.

JAMES B. DUFFY joined MemberWorks in 1996 and currently serves as Executive Vice President and Chief Financial Officer.

WALTER KAZMIERCZAK joined MemberWorks in May 2001 and currently serves as Executive Vice President, Marketing Services. Prior to joining MemberWorks, Mr. Kazmierczak was Senior Vice President and General Manager of Columbia House, Chief Internet Officer of Crown Book Corporation and Vice President and General Manager of Macmillan Publishing.

WILLIAM OLSON joined MemberWorks in March 2001 and currently serves as Executive Vice President, Sales and Client Services. Prior to joining MemberWorks, Mr. Olson served in various senior positions such as President & Chief Executive Officer of Dunlop/Maxfli Sports Corporation, President & Chief Executive Officer of Gold Coast Beverage Distributors and President & Chief Executive Officer of Guinness Brewing North America Corporation.

DAVID SCHACHNE joined MemberWorks in 1990 and currently serves as Executive Vice President, Business Development. He has held various senior management positions at MemberWorks in Marketing and Business Development.

DENNIS P. WALKER, a co-founder of MemberWorks, has served as Executive Vice President and a director of MemberWorks since its inception.

                                     Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
        ------------------------------------------------------------------------



The Company's Common Stock is listed on the NASDAQ National Market ("NASDAQ") under the symbol MBRS. The following table sets forth for the periods indicated the high and low closing sale prices per share as reported on the NASDAQ.


                                                        High          Low
        Fiscal Year Ended June 30, 2002:                ----          ---
         First Quarter                                 $25.00       $17.90
         Second Quarter                                 21.00         7.98
         Third Quarter                                  18.93        14.26
         Fourth Quarter                                 18.53        16.27



                                                         High         Low
                                                         ----         ---
        Fiscal Year Ended June 30, 2001:
          First Quarter                                 $37.06       $25.56
          Second Quarter                                 36.19        19.38
          Third Quarter                                  27.94        18.69
          Fourth Quarter                                 26.00        20.31


As of August 5, 2002, there were 40,000,000 shares of the Company's Common Stock authorized of which 13,351,830 shares were outstanding, held by approximately 1,959 stockholders of record. MemberWorks has not declared or paid any cash dividends to date and anticipates that all of its earnings in the foreseeable future will be retained for use in its business and to repurchase its common stock under the stock repurchase program. The Company's future dividend policy will depend on the Company's earnings, capital requirements, financial condition, requirements of the financing agreements to which MemberWorks is a party and other factors considered relevant by the Board of Directors.

Item 6.  Selected Financial Data
         -----------------------

The selected consolidated statements of operations data for each of the years ended June 30, 2002 through 1998 and the selected consolidated balance sheet data as of June 30, 2002 through 1998 set forth below are derived from the consolidated financial statements of MemberWorks which have been audited by PricewaterhouseCoopers LLP. The selected consolidated financial information of MemberWorks is qualified by reference to and should be read in conjunction with
Item 8, "Consolidated Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                                                Year Ended June 30,
                                                            -------------------------------------------------------------
                                                                2002        2001         2000        1999       1998
                                                                ----        ----         ----        ----       ----
                                                                       (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS       DATA:
Revenues                                                     $  427,602  $  475,726   $  330,107 $  218,086  $  120,834
Total expenses                                                  415,713     509,050      331,547    212,292     119,449
                                                              ----------- ------------ ----------------------------------
Operating income (loss)                                          11,889     (33,324)      (1,440)     5,794       1,385
Gain on sale of subsidiary                                       65,608           -            -          -           -
Net (loss) gain on investment                                   (33,628)     (2,172)       8,854          -           -
Other (expense) income, net                                        (401)       (450)         873      2,154       1,700
                                                              ----------- ------------ ----------------------------------
Income (loss) before equity in affiliate and minority            43,468     (35,946)       8,287      7,948       3,085
interest
Equity in income (loss) of affiliate                                  -          83           19     (1,912)       (638)
Minority interest                                                   450       9,106        2,027          -           -
                                                              ----------- ------------ ----------------------------------
Net income (loss) before cumulative effect of accounting
   change                                                        43,918     (26,757)      10,333      6,036       2,447
Cumulative effect of accounting change                           (5,907)    (25,730)           -     (3,367)          -
                                                              ----------- ------------ ----------------------------------
Net income (loss)                                            $   38,011  $  (52,487)  $   10,333 $    2,669  $    2,447
                                                              =========== ============ ==================================

Basic earnings (loss) per share:
   Income (loss) before cumulative effect of accounting
     change                                                  $     3.03  $    (1.75)  $     0.68 $     0.39  $     0.16
   Cumulative effect of accounting change                         (0.41)      (1.69)           -      (0.22)          -
                                                              ----------- ------------ ----------------------------------
   Basic earnings (loss) per share                           $     2.63  $    (3.44)  $     0.68 $     0.17  $     0.16
                                                              =========== ============ ==================================

Diluted earnings (loss) per share:
   Income (loss) before cumulative effect of accounting
     change                                                  $     2.95  $    (1.75)  $     0.61 $     0.35  $     0.15
   Cumulative effect of accounting change                         (0.40)      (1.69)           -      (0.20)          -
                                                              ----------- ------------ ----------------------------------
   Diluted earnings (loss) per share                         $     2.55  $    (3.44)  $     0.61 $     0.16  $     0.15
                                                              =========== ============ ==================================

Weighted average common shares outstanding
Basic                                                            14,477      15,248       15,162     15,361      14,837
                                                              =========== ============ ==================================
Diluted                                                          14,909      15,248       16,993     17,124      16,381
                                                              =========== ============ ==================================

                                                                                      June 30,
                                                            -------------------------------------------------------------
                                                                2002        2001         2000        1999       1998
                                                                ----        ----         ----        ----       ----
                                                                                   (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                    $   51,185  $   22,736   $   30,169 $   50,939  $   35,933
Total assets                                                    280,817     348,461      316,772    209,827     133,291
Long-term liabilities                                             3,627       3,057        1,083          6          69
Shareholders' (deficit) equity                                  (20,630)    (25,965)      19,021     30,287      28,442
Cash flow provided by operating activities                       21,706      13,013       44,910     50,573       8,930



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------------

OVERVIEW

MemberWorks addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors for a monthly or annual fee. Membership service programs intend to enhance existing relationships between businesses and consumers. MemberWorks derives its revenues principally from annually renewable membership fees. The Company generally receives full payment of annual fees at or near the beginning of the membership period, but recognizes revenue as the member's refund privilege expires. Similarly, the costs associated with soliciting each new member, as well as the cost of royalties, are recognized as the related revenue is recognized. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.

CRITICAL ACCOUNTING POLICIES

On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release ("FRR") No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting that companies provide additional disclosure on those accounting policies considered most critical to their organization. Critical accounting policies are those policies that are important to the Company's financial condition and results and involve subjective or complex judgments on the part of management, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: membership cancellation rates, deferred marketing costs, intangible assets and income taxes. Estimates in each of these areas are based on historical experience and various assumptions that MemberWorks believes are appropriate. Actual results may differ from these estimates. MemberWorks believes the following represent the critical accounting policies of the Company as contemplated by FRR 60. For a summary of all of the Company's significant accounting policies, see Note 2 of the Notes to the consolidated financial statements located in this 2002 Annual Report on Form 10-K.

Revenue recognition
Membership fees are billed through clients of the Company primarily through credit cards. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program, either for a complete refund of the membership fee for that period or a prorata refund based on the remaining portion of the membership period depending upon the terms of the membership program. Deferred membership fees are recorded, net of estimated cancellations, after the trial period has expired, and are amortized as revenues from membership fees upon the expiration of membership refund privileges. An allowance for cancellations is established based on management's estimates and is updated regularly. In determining the estimate of allowance for cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products. Actual membership cancellations are charged against the allowance for cancellations on a current basis. If actual cancellations differ from the estimate, the results of operations would be impacted. Accrued liabilities set forth in the accompanying consolidated balance sheets as of June 30, 2002 and 2001 include an allowance for membership cancellations of $23.8 million and $30.0 million, respectively.

Membership solicitation and other deferred costs
Membership solicitation costs include marketing and direct mail costs related directly to membership solicitation (i.e., direct response advertising costs). In accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs," direct response advertising costs are deferred and charged to operations as revenues from membership fees are recognized. Other deferred costs consist of royalties paid to clients, which relate to the same revenue streams as the direct response advertising costs and are also charged to income over the membership period. Membership solicitation costs incurred to obtain a new member generally are less than the estimated total membership fees. However, if membership solicitation costs were to exceed total estimated membership fees, an adjustment would be made to the extent of any impairment.

Goodwill and other intangibles
In connection with the implementation of Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), MemberWorks reviewed the carrying value of its goodwill and other intangible assets by comparing such amounts to their fair values. The Company determined that at July 1, 2001, there was an impairment of goodwill of $5.9 million at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with recent downward trends in the operations of that reporting unit (see Note 3 to the consolidated financial statements contained in this 2002 Annual Report on Form 10-K). This amount was recorded as a cumulative effect of accounting change in the statement of operations in the fiscal quarter ended September 30, 2001. MemberWorks is required to perform this comparison at least annually, or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, MemberWorks would then be required to record a corresponding charge, which would impact earnings.

Income Taxes
Income taxes are determined in accordance with FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred liabilities and assets are determined based on the difference between the financial statement basis and the tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization may not be likely. As of June 30, 2002 and 2001, the deferred tax asset of $6.6 million and $22.7 million, respectively, has been fully reserved. In assessing the valuation allowance, MemberWorks has considered future taxable income and ongoing tax planning strategies.


FISCAL 2002 COMPARED TO FISCAL 2001

REVENUES. Revenues decreased 10% to $427.6 million in 2002 from $475.7 million in 2001 primarily due to the effect of the sale of iPlace, Inc. and the controlled slow down in new member marketing implemented in the beginning of the fiscal year. This controlled slow down was a reaction to decreased consumer response rates. Excluding iPlace, Inc. revenues of $9.4 million and $42.4 million in 2002 and 2001, respectively, revenues would have decreased 3%. Revenues before deferral, which are revenues before the application of Staff Accounting Bulletin 101, "Revenue Recognition in the Financial Statements" ("SAB 101"), decreased 15% to $410.5 million in 2002 from $485.0 million in 2001 due to the sale of iPlace, Inc., the controlled slow down in new member marketing implemented in the beginning of the fiscal year, and the closing of the United Kingdom operations. Excluding iPlace, Inc. revenues before deferral of $11.0 million and $53.7 million in 2002 and 2001, respectively, revenues before deferral would have decreased 7%. The Company's membership base decreased to approximately 6.6 million members at June 30, 2002 from 7.9 million members at June 30, 2001 due to the controlled slow down in new member marketing implemented in the beginning of the fiscal year, the sale of iPlace, Inc. and the closing of the United Kingdom operations. As a percentage of total revenues, annual renewal revenues were 48% in 2002 and 41% in 2001. As a percentage of total revenues before deferral, annual renewal revenues were 51% in 2002 and 44% in 2001. The increase in renewal revenues as a percentage of total revenues is due to the controlled slow down in new member marketing implemented in the beginning of the fiscal year. Revenue from members who are charged on a monthly payment program increased to $41.3 million in 2002 from $27.6 million in 2001.

OPERATING EXPENSES. Operating expenses consist of member service call center costs, membership benefit costs and membership kit costs. Operating expenses decreased 13% to $78.7 million in 2002 from $90.4 million in 2001 primarily due to the sale of iPlace, Inc., the closing of the United Kingdom operations and lower revenues during the year. As a percentage of revenues before deferral, operating expenses increased to 19.2% in 2002 from 18.6% in 2001 primarily due to the effect of lower revenues reported in 2002.

MARKETING  EXPENSES.  Marketing  expenses consist of direct  solicitation  costs incurred  to  obtain  new  members  and  royalties  paid to  clients,  which are generally amortized in the same manner as the related revenue. Marketing expenses decreased 18% to $249.0 million in 2002 from $305.0 million in 2001 primarily due to the effect of the controlled slow down in new member marketing implemented in the beginning of the fiscal year and the effect of the sale of iPlace, Inc. As a percent of revenue, marketing expenses decreased to 58.2% in 2002 from 64.1% in 2001 primarily due to the increase in the mix of renewal revenue as a percent of total revenue. The lower level of new member marketing resulted in an increase in the ratio of renewal member revenues to total revenues. Marketing expenses related to renewal revenues are typically significantly lower than expenses related to new member revenues. Expenses related to new member marketing, as a percent of new member revenues, increased in 2002 compared to 2001 primarily due to a decrease in consumer response rates. Marketing expenses before deferral, which are marketing expenses before the application of SAB 101, decreased 19% to $233.9 million in 2002 from $287.9 million in 2001 and, as a percent of revenues before deferral, decreased to 57.0% in 2002 from 59.4% in 2001. The decrease in marketing expenses before deferral was due to a controlled slow down in new member marketing implemented in the beginning of fiscal 2002, the effect of the sale of iPlace, Inc. and the closing of the United Kingdom operations. The decrease in marketing expenses before deferral as a percent of revenue before deferral was due to an increase in the mix of renewal revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include personnel-related costs, occupancy costs and other overhead costs. General and administrative expenses decreased 21% to $79.2 million in 2002 from $99.7 million in 2001, and as a percentage of revenues before deferral, decreased to 19.3% in 2002 from 20.6% in 2001. These decreases were primarily due to the sale of iPlace, Inc. and the effect of cost saving initiatives related to the restructuring, as described below.

RESTRUCTURING CHARGES. In October 2001, the Company implemented certain cost saving initiatives due to a slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program included a workforce reduction of approximately 190 employees, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company. As a result of this restructuring program, the Company recorded restructuring charges of $6.9 million during the second quarter ended December 31, 2001.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization decreased to $1.9 million in 2002 from $10.9 million in 2001 due to the adoption of SFAS 142, which no longer requires the amortization of indefinite lived intangible assets, and the sale of iPlace, Inc. Excluding the amortization of indefinite lived intangible assets in 2001, amortization of goodwill and other intangibles would have been $3.1 million.

GAIN ON SALE OF SUBSIDIARY. In August 2001, the Company sold its investment in and advances to iPlace, Inc. in exchange for $50.1 million in cash, including $3.7 million held in escrow, and 1.6 million shares of Homestore.com, Inc. common stock, including 0.5 million shares held in escrow. The fair value of the Homestore.com, Inc. common stock as of the date of sale was $34.5 million. The Homestore.com, Inc. common stock received is unregistered. Once the Homestore.com, Inc. stock is registered, MemberWorks may only sell 1/12th of the shares in any calendar month pursuant to the merger agreement. In connection with this sale, the Company recognized a gain of $65.6 million before the write down of Homestore.com, Inc. stock described below.

LOSS ON SALE OF INVESTMENT, NET. The Company's investment in Homestore.com,
Inc. declined in value during fiscal 2002 and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com, Inc. to its fair market value and recognized a loss of $33.6 million during fiscal 2002. As of June 30, 2002, the Company's investment in Homestore.com, Inc. is valued at $0.9 million.

OTHER EXPENSE, NET. Other expense, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit and notes payable. Other expense decreased to $0.4 million in 2002 from $0.5 million in 2001. The Company had no borrowings outstanding under its line of credit as of June 30, 2002.

PROVISION FOR INCOME TAXES. MemberWorks was not required to record a provision for income taxes for the year ended June 30, 2002 due to the ability to utilize net operating losses to offset taxable income. MemberWorks was not required to record a provision for income taxes for the year ended June 30, 2001 due to tax losses realized. As of June 30, 2002, MemberWorks had accumulated federal net operating loss carry forwards of $68.7 million.

FISCAL 2001 COMPARED TO FISCAL 2000

REVENUES. Revenues increased 44% to $475.7 million in 2001 from $330.1 million in 2000 due to an increase in the Company's membership base and an increase in the weighted average program fee. Excluding the effects of SAB 101, revenues would have increased 40% to $462.3 million in 2001. Revenues before deferral increased 26% to $485.0 million in 2001 from $383.6 million in 2000 due to an increase in the Company's membership base and an increase in the weighted average program fee. The Company's membership base increased to 7.9 million members at June 30, 2001 from 6.9 million members at June 30, 2000. The increase in the Company's membership base was due to increased demand for the Company's existing programs, as well as the introduction of new programs in 2001 and the Company's expansion into international markets. The increase in the weighted average program fee was due to an increase in program pricing and introduction of new programs with higher fees. As a percentage of total revenues, annual renewal revenues were 41% in 2001 and 38% in 2000. As a percentage of total revenues before deferral, annual renewal revenues were 44% in 2001 and 38% in 2000.

OPERATING EXPENSES. Operating expenses increased 46% to $90.4 million in 2001 from $62.0 million in 2000 due to the servicing requirements of a larger membership base. As a percentage of revenues before deferral, operating expenses increased to 18.6% in 2001 from 16.2% in 2000 primarily due to an increase in the mix of revenue generated from our online business, which has a higher operating expense ratio than our other businesses.

MARKETING EXPENSES. Marketing expenses increased 56% to $305.0 million in 2001 from $195.3 million in 2000 due to increased expenses required to grow the membership base. As a percentage of revenues, marketing expenses increased to 64.1% in 2001 from 59.1% in 2000. Excluding the effect of SAB 101, marketing expenses would have been 62.3% of revenues in 2001. Marketing expenses, as a percentage of revenues, increased primarily due to a shift in the marketing mix and higher cancellation rates. Marketing expenses before deferral increased 17% to $287.9 million in 2001 from $245.7 million in 2000. As a percent of revenues before deferral, marketing expenses decreased to 59.4% in 2001 from 64.1% in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 48% to $99.7 million in 2001 from $67.6 million in 2000 due to higher staff related expenses and occupancy costs required to support the Company's growth. As a percentage of revenues before deferral, general and administrative expenses increased to 20.6% in 2001 from 17.6% in 2000 primarily due to an increase in the mix of revenue generated from our online business, which has a higher general and administrative expense ratio than our other businesses.

NON-RECURRING CHARGE. In April 2001, the Company entered into a voluntary agreement with the State of California and Ventura and Orange Counties to implement certain marketing practices in the State of California. Pursuant to the agreement, the Company paid costs of investigation and certain penalties to be split between the state and the counties and established a reserve to cover specific future costs related to the agreement. As a result of the agreement, the Company recorded a non-recurring charge of $3.0 million.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization increased to $10.9 million in 2001 from $6.7 million in 2000 due to the acquisition of Discount Development Services, L.L.C. and its subsidiary, Uni-Care, Inc., (together "DDS") during fiscal 2001 and the effect of a full year of amortization related to the Company's acquisition of eNeighborhoods and Qspace, Inc. in February and April of 2000, respectively.

GAIN ON SALE OF INVESTMENT, NET. During fiscal 2001, the Company wrote down its investment in 24/7 Media, Inc. ("24/7') by $1.8 million due to a decline in value which was determined to be other than temporary. In addition, during fiscal 2001, MemberWorks sold its remaining shares of 24/7 stock, received proceeds of $4.1 million and recognized a loss of $0.4 million. The financial impact of these transactions on fiscal 2001 is a net loss of $2.2 million.

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


LIQUIDITY AND CAPITAL RESOURCES
Operating cash flow before changes in assets and liabilities was $26.9 million, $16.0 million and $16.0 million for the years ended June 30, 2002, 2001 and 2000, respectively. The increase in operating cash flow before changes in assets and liabilities in 2002 was primarily due to decreased losses incurred related to iPlace, Inc. and the United Kingdom operations, as well as the cost saving initiatives related to the restructuring plan.

Revenues before deferral were $410.5 million, $485.0 million and $383.6 million for the years ended June 30, 2002, 2001 and 2000, respectively. The Company's membership base was 6.6 million, 7.9 million and 6.9 million members at June 30, 2002, 2001 and 2000, respectively. The decrease in the membership base in 2002 was due to a controlled slow down in new member marketing implemented in the beginning of the 2002 fiscal year, the sale of iPlace, Inc. and the closing of the United Kingdom operations.

Marketing expenses before deferral were $233.9 million, $287.9 million and $245.7 million in 2002, 2001 and 2000, respectively. As a percent of revenues before deferral, marketing expenses before deferral were 57.0% in 2002, 59.4% in 2001 and 64.1% in 2000. The decrease in marketing expenses before deferral was due to a controlled slow down in new member marketing implemented in the beginning of fiscal 2002, the effect of the sale of iPlace, Inc. and the closing of the United Kingdom operations. The decrease in marketing expenses before deferral as a percent of revenue before deferral was due to an increase in the mix of renewal revenues. Marketing expenses related to renewal revenues are typically significantly lower than expenses related to new member revenues. Expenses related to new member marketing, as a percent of new member revenues, increased in 2002 compared to 2001 primarily due to a decrease in consumer response rates.

Changes in assets and liabilities decreased cash from operating activities by $5.1 million in 2002, $3.0 million in 2001 and increased cash by $29.0 million in 2000. The negative effect of changes in assets and liabilities in 2002 was primarily due to the controlled slow down in new member marketing implemented in the beginning of fiscal 2002, as well as the effect of an increase in the members enrolled in a monthly versus annual payment plan. In total, cash provided by operations was $21.7 million, $13.0 million and $44.9 million in 2002, 2001 and 2000, respectively.

Net cash provided by investing activities was $40.2 million in 2002, while net cash used in investing activities was $18.2 million in 2001 and $34.2 million in 2000. Net cash provided by investing activities in 2002 reflected the receipt of $46.0 million in net proceeds from the sale of iPlace, Inc. In fiscal 2001, MemberWorks paid $8.2 million in cash to acquire the remaining 81% of DDS. In fiscal 2000, MemberWorks acquired ConsumerInfo.com for $15.9 million in cash. In addition, during fiscal 2001 and 2000, MemberWorks received $4.1 million and $5.2 million, respectively, in proceeds from the sale of its investment in 24/7. Capital expenditures were $5.8 million, $15.1 million and $20.3 million in 2002, 2001 and 2000, respectively.

Net cash used in financing activities was $33.5 million, $2.1 million and $31.5 million in 2002, 2001 and 2000, respectively. The increase in cash used in financing activities was due to an increase in the number of treasury shares acquired under the Company's stock repurchase program. The Company purchased 2.2 million shares for $34.3 million during the year ended June 30, 2002 compared to
0.3 million shares for $8.9 million during the year ended June 30, 2001 and 1.1 million shares purchased for $36.3 million during the year ended June 30, 2000. The Company utilizes cash from operations to repurchase shares, as the Company believes this enhances shareholder value. As of June 30, 2002, the Company had
0.5 million shares authorized for repurchase under its buyback program. In July and August of 2002, the Board of Directors authorized an additional 1 million and 1.5 million shares, respectively, to be purchased under the buyback program. Subsequent to these additional authorizations, the Company had 3.0 million shares available for repurchase under its buyback program.

As of June 30, 2002, the Company had cash and cash equivalents of $51.2 million. In addition, the Company has an $18.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. As of June 30, 2002, the effective interest rate for borrowings was 5.25%. There were no borrowings outstanding under this bank credit facility as of June 30, 2002. The bank credit facility has certain financial covenants, including a maximum debt coverage ratio, a minimum fixed charge ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. The Company believes that existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

In August 2001, the Company received 1.6 million shares of Homestore.com, Inc. common stock at a market value of $34.5 million, of which 0.4 million shares are currently held in escrow to secure the Company's indemnification obligations under the iPlace, Inc. merger agreement. The Homestore.com, Inc. common stock received is unregistered and it is unknown when the stock will be registered. MemberWorks may only sell 1/12th of the shares in any calendar month pursuant to the merger agreement. During the year ended June 30, 2002, the Company wrote down its investment in Homestore.com, Inc. to its fair market value and recognized a loss of $33.6 million. The financial impact of these transactions was a net gain of $32.0 million.

The Company did not have any material commitments for capital expenditures as of June 30, 2002. The Company intends to utilize cash generated from operations to fulfill any capital expenditure requirements during 2003.

COMMITMENTS

On January 22, 2002, the Securities and Exchange Commission issued FRR No. 61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations", suggesting that companies provide additional disclosures related to liquidity and capital resources, including off-balance sheet arrangements, certain trading activities that include non-exchange traded contracts accounted for at fair value and the effect of transactions with related and certain other parties. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this 2002 Annual Report on Form 10-K. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of June 30, 2002 are as follows (amounts in thousands):

                                                                  Payments Due by Period
                                      -------------------------------------------------------------------------------
                                    Less than
                                          Total          1 year         1-3 years       4-5 years     After 5 years
                                      --------------  -------------   --------------  --------------  ---------------
Operating leases                            30,882          6,893           11,607           6,532           5,850
Capital leases                                  68             60                8               -               -
Notes payable                                  760            760                -               -               -
Other obligations                              927            416              511               -               -
                                      --------------  -------------   --------------  --------------  ---------------
Total payments due                          32,637          8,129           12,126           6,532           5,850
                                      ==============  =============   ==============  ==============  ===============


The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. See Notes 8 and 9 of the condensed consolidated financial statements contained in this 2002 Annual Report filed on Form 10-K.

DIVESTITURES

In August 2001,  the Company sold its investment in and advances to iPlace,
Inc. to Homestore.com, Inc. in exchange for $50.1 million in cash, including $3.7 million held in escrow, and 1.6 million shares of Homestore.com, Inc. common stock, including 0.5 million shares held in escrow. The fair value of the Homestore.com, Inc. common stock as of the date of sale was $34.5 million. The Homestore.com, Inc. common stock received is unregistered. Once the Homestore.com, Inc. stock is registered, MemberWorks may only sell 1/12th of the shares in any calendar month. In connection with this sale, the Company recognized a gain of $65.6 million. During the year ended June 30, 2002, the Company wrote down its investment in Homestore.com, Inc. to its fair market value and recognized a loss of $33.6 million. The financial impact of these transactions was a net gain of $32.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS 142, which was effective for fiscal years beginning after December 15, 2001. Early adoption was permitted for entities with fiscal years beginning after March 15, 2002, provided that the first interim financial statements have not been previously issued. The Company adopted SFAS 142 effective July 1, 2001. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company determined that at July 1, 2001, there was an impairment of goodwill of $5.9 million at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with recent downward trends in the operations of the reporting unit. This amount was recorded as a cumulative effect of accounting change in the statement of operations during the fiscal quarter ended September 30, 2001.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. MemberWorks does not believe that the adoption of SFAS 143 will have a material impact on the Company's financial statements.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." MemberWorks does not believe that the adoption of SFAS 144 will have a material impact on the Company's financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 addresses the financial accounting and reporting for a number of areas, including gains and losses derived from the extinguishment of debt and the treatment of sale-leaseback transactions. MemberWorks does not believe that the adoption of SFAS 145 will have a material impact on the Company's financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." MemberWorks does not believe that the adoption of SFAS 146 will have a material impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

This 2002 Annual Report filed on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which MemberWorks operates and the Company's management's beliefs and assumptions. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "believe," "expect," "estimate," "project," "continue" or "anticipate." These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are not guarantees of future performance and are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:



- The Company's ability to integrate acquired businesses into the Company's management and operations and operate successfully;

-    Changes in the marketing techniques of credit card issuers;

- Increases is the level of commission rates and other compensation required by marketing partners to actively market with MemberWorks;

- Unanticipated cancellation or termination of marketing agreements and the extent to which MemberWorks can continue successful development and marketing of new products and services;

-    Higher than expected membership cancellations;

- Potential requirements by business partners such as the Company's payment processors;

-    Lower than expected membership renewal rates;

- Unanticipated changes in or termination of the Company's ability to process membership fees through third parties, including clients, payment processors and bank card associations;

-    The Company's ability to introduce new programs on a timely basis;

- The Company's ability to develop and implement operational and financial systems to manage rapidly growing operations;

-    The Company's  ability to recover from a complete or partial system failure
     or  impairment,   other  hardware  or  software  related   malfunctions  or
     programming errors;

- The Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;

- Further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;

- Changes in the growth rate of the overall U.S. economy, or the international economy where MemberWorks does business, such that credit availability, interest rates, consumer spending and related consumer debt are impacted;

-    Additional government regulation of the Company's industry; and

-    New accounting pronouncements

Many of these factors are beyond MemberWorks' control, and, therefore, its ability to generate predictable revenue and income growth may be adversely affected by these factors.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Interest Rate
The Company has an $18.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of June 30, 2002. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on April 1, 2003, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.

Foreign Currency
The Company has international sales and facilities in Canada and therefore, is subject to foreign currency rate exposure. Canadian sales have been denominated in the Canadian dollar and its functional currency is the local currency. Assets and liabilities of the Canadian subsidiary are translated into U.S. dollars at the exchange rate in effect as of the balance sheet date. Income and expense items are translated at the average exchange rate for the period. Accumulated net translation adjustments are recorded in shareholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic condition. To the extent the Company  incurs  expenses that are based on locally  denominated sales volume paid in local currency, the exposure to foreign exchange risk is reduced. The Company has determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on its financial position, results of operations and cash flows. The Company does not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude the Company's adoption of specific hedging strategies in the future. MemberWorks will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Fair Value
In August 2001, MemberWorks acquired stock in Homestore.com, Inc. valued at $34.5 million in exchange for its interest in iPlace, Inc. The carrying value of this investment is affected by changes in the quoted market prices of Homestore.com, Inc. common stock. The investment in Homestore.com, Inc. declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com, Inc. to its fair market value and recognized a loss of $33.6 million during the year ended June 30, 2002. MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The financial statements and related notes and report of independent accountants for MemberWorks are included following Part IV, beginning on page F-1, and identified in the index appearing at Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         -----------------------------------------------------------------------

None.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The information contained in the Company's Proxy Statement under the sections titled "Election of Directors" is incorporated herein by reference in response to this item. Information regarding the Executive Officers of MemberWorks is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant".

Item 11.  Executive Compensation
          ----------------------

The information contained in the Company's Proxy Statement under the section titled "Executive Compensation" is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The information contained in the Company's Proxy Statement under the section titled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information contained in the Company's Proxy Statement under the section titled "Certain Relationships and Related Transactions" is incorporated herein by reference in response to this item.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  Index to Financial Statements and Financial Statement Schedules
                                                                            Page
                                                                            ----
     Report of PricewaterhouseCoopers LLP, Independent Accountants           F-1
     Consolidated Balance Sheets as of June 30, 2002 and 2001                F-2
     Consolidated Statements of Operations for the years ended June 30,
     2002, 2001 and 2000                                                     F-3
     Consolidated Statements of Shareholders' (Deficit) Equity for
     the years ended June 30, 2002, 2001 and 2000                            F-4
     Consolidated Statements of Cash Flows for the years ended June 30,
     2002, 2001 and 2000                                                     F-5
     Notes to Consolidated Financial Statements                              F-6

     The following Financial Statement Schedule is included:

     Schedule II - Valuation and Qualifying Accounts - Years ended June 30,
     2002, 2001 and 2000                                                    F-22

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


                                                 MEMBERWORKS INCORPORATED
                                                 ------------------------
                                                          (Registrant)


                                      By:      /s/ GARY A. JOHNSON
                                               ------------------------------
                                               Gary A. Johnson, President, Chief
                                               Executive Officer and Director


                                               Date: August 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                       Title                                               Date
---------                       -----                                               ----

By: /s/ Gary A. Johnson         President, Chief Executive Officer and Director     August 23, 2002
    --------------------
Gary A. Johnson

By: /s/ James B. Duffy          Executive Vice President, Chief Financial Officer   August 23, 2002
   ---------------------------
James B. Duffy

By: /s/ Dennis P. Walker        Executive Vice President and Director               August 23, 2002
    --------------------------
Dennis P. Walker

By: /s/ Alec L. Ellison         Director                                            August 23, 2002
   ---------------------------
Alec L. Ellison

By: /s/ Scott N. Flanders       Director                                            August 23, 2002
   ---------------------------
Scott N. Flanders

By: /s/ Michael T. McClorey     Director                                            August 23, 2002
   ---------------------------
Michael T. McClorey

By: /s/ Edward M. Stern         Director                                            August 23, 2002
   ---------------------------
Edward M. Stern

By: /s/ Marc S. Tesler          Director                                            August 23, 2002
   ---------------------------
Marc S. Tesler

Exhibit
-------
No.                        Description
--                         ------------

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

*10.6 Amended and Restated 401(k) Profit Sharing Plan of the Registrant, dated July 1, 2000. (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on September 6,
          2001)

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

*10.10    Amendment  No. 2 to  Credit  Agreement  dated  March  13,  2001  among
          MemberWorks Incorporated, the lenders parties hereto and Brown Brothers Harriman & Co. (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on September 6, 2001)

10.11     Amendment  No. 3 to Credit  Agreement  dated  November  14, 2001 among
          MemberWorks  Incorporated,   the  lenders  parties  hereto  and  Brown
          Brothers Harriman & Co.

10.12     Amendment  No. 4 to Credit  Agreement  dated  February  1, 2002  among
          MemberWorks  Incorporated,   the  lenders  parties  hereto  and  Brown
          Brothers Harriman & Co.

10.13     Amendment  No. 5 to Credit  Agreement  dated  February  28, 2002 among
          MemberWorks  Incorporated,   the  lenders  parties  hereto  and  Brown
          Brothers Harriman & Co.


10.14     Amendment  No.  6 to  Credit  Agreement  dated  April  1,  2002  among
          MemberWorks  Incorporated,   the  lenders  parties  hereto  and  Brown
          Brothers Harriman & Co.

*10.15 Warrant Agreement dated as of September 9, 1994, between the Registrant and Brown Brothers Harriman & Co. (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.16 Form of Stock Subscription Warrant with Voting Rights, dated August 3, 1995. (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.18 Lease Agreement between Stamford Towers Limited Partnership and the Registrant, dated January 15, 1996. (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.20 Arena Tower II Lease Agreement by and between Arena Tower II Corporation and the Registrant, dated February 12, 1996, as amended. (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.23 Lease Agreement between Stamford Towers Limited Partnership and the Registrant, dated May 20, 1997. (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on September 29, 1997)

*10.24 Second Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated January 24, 1997. (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on September 29, 1997)

*10.25 Third Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated July 23, 1997. (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on September 29, 1997)

*18 Letter re: Change in Accounting Principle. (filed as Exhibit 18 to the Company's Annual Report on Form 10-K, Registration No. 333-10541, filed on October 8, 1998)

21   Subsidiaries of the Registrant.

23   Consent of PricewaterhouseCoopers LLP.

---------------------------------------------------
*Previously filed.

                            MEMBERWORKS INCORPORATED

                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors and Shareholders of MemberWorks Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 20 present fairly, in all material respects, the financial position of MemberWorks Incorporated and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the aforementioned index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for membership fee revenue in fiscal 2001 and goodwill and other intangible assets in fiscal 2002.


PricewaterhouseCoopers LLP
New York, New York
July 29, 2002, except for Note 21, which is as of August 12, 2002





                            MEMBERWORKS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                                                                                    June 30,
                                                                                           ---------------------------
                                                                                               2002          2001
                                                                                           ------------  -------------
                                Assets
Current assets:
    Cash and cash equivalents                                                              $    51,185   $    22,736
    Marketable securities                                                                          912             -
    Accounts receivable                                                                          9,831        20,446
    Prepaid membership materials                                                                 2,061         3,903
    Prepaid expenses                                                                             4,325         5,857
    Membership solicitation and other deferred costs                                           129,085       154,059
                                                                                           ------------  -------------
             Total current assets                                                              197,399       207,001
Fixed assets, net                                                                               31,420        39,687
Goodwill                                                                                        42,039        84,814
Intangible assets, net                                                                           8,049        14,283
Other assets                                                                                     1,910         2,676
                                                                                           ------------  -------------
             Total assets                                                                  $   280,817   $   348,461
                                                                                           ============  =============

                 Liabilities and Shareholders' Deficit
Current liabilities:
    Current maturities of long-term obligations                                            $     1,070   $       516
    Accounts payable                                                                            32,769        49,505
    Accrued liabilities                                                                         57,709        64,634
    Due to related parties                                                                           -         2,028
    Deferred membership fees                                                                   206,272       243,024
                                                                                           ------------  -------------
             Total current liabilities                                                         297,820       359,707
Long-term liabilities                                                                            3,627         3,057
                                                                                           ------------  -------------
             Total liabilities                                                                 301,447       362,764
                                                                                           ------------  -------------

Commitments and Contingencies (Note 9)

Minority interest                                                                                    -         6,505
Mandatorily redeemable convertible preferred securities of subsidiary                                -         5,157

Shareholders' deficit:
    Preferred stock, $0.01 par value --
       1,000 shares authorized; no shares issued                                                     -             -
    Common stock, $0.01 par value --
       40,000 shares authorized; 17,493 shares issued
       (17,308 shares at June 30, 2001)                                                            175           173
    Capital in excess of par value                                                             109,254       107,835
    Accumulated deficit                                                                        (42,185)      (80,196)
    Accumulated other comprehensive loss                                                          (373)         (370)
                                                                                           ------------  -------------
             Total shareholders' equity before treasury stock                                   66,871        27,442
    Treasury stock, 4,139 shares at cost (1,920 shares at June 30, 2001)                       (87,501)      (53,407)
                                                                                           ------------  -------------
             Total shareholders' deficit                                                       (20,630)      (25,965)
                                                                                           ------------  -------------
             Total liabilities and shareholders' deficit                                   $   280,817   $   348,461
                                                                                           ============  =============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.




                            MEMBERWORKS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                 For the year ended June 30,
                                                                           ----------------------------------------
                                                                               2002          2001          2000
                                                                           ------------   -----------  ------------

Revenues                                                                   $   427,602    $  475,726   $  330,107

Expenses:
    Operating                                                                   78,694        90,368       62,040
    Marketing                                                                  248,974       305,032      195,253
    General and administrative                                                  79,211        99,732       67,600
    Restructuring charges (Note 10)                                              6,893             -            -
    Non-recurring charge (Note 9)                                                    -         3,000            -
    Amortization of goodwill and other intangibles                               1,941        10,918        6,654
                                                                           ------------   -----------  ------------

Operating income (loss)                                                         11,889       (33,324)      (1,440)
Gain on sale of subsidiary (Note 5)                                             65,608             -            -
Net (loss) gain on investment (Note 5)                                         (33,628)       (2,172)       8,854
Other (expense) income, net                                                       (401)         (450)         873
                                                                           ------------   -----------  ------------

Income (loss) before equity in affiliate and minority interest                  43,468       (35,946)       8,287
Equity in income of affiliate                                                        -            83           19
Minority interest (Notes 13 and 14)                                                450         9,106        2,027
                                                                           ------------   -----------  ------------

Income (loss) before income taxes                                               43,918       (26,757)      10,333
Provision for income taxes                                                          -              -            -
                                                                           ------------   -----------  ------------

Income (loss) before cumulative effect of accounting change                     43,918       (26,757)      10,333
Cumulative effect of accounting change (Note 3)                                 (5,907)      (25,730)           -
                                                                           ------------   -----------  ------------
Net income (loss)                                                          $    38,011    $  (52,487)  $   10,333
                                                                           ============   ===========  ============

Basic earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change           $      3.03    $    (1.75)  $     0.68
     Cumulative effect of accounting change                                      (0.41)        (1.69)          -
                                                                           ------------   -----------  ------------
     Basic earnings (loss) per share                                       $      2.63    $    (3.44)  $     0.68
                                                                           ============   ===========  ============

Diluted earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change           $      2.95    $    (1.75)  $     0.61
     Cumulative effect of accounting change                                      (0.40)        (1.69)          -
                                                                           ------------   -----------  ------------
     Diluted earnings (loss) per share                                     $      2.55    $    (3.44)  $     0.61
                                                                           ============   ===========  ============

Pro forma assuming accounting changes are retroactively applied:
     Net income (loss)                                                     $    43,918    $  (18,978)  $   27,009
     Basic earnings (loss) per share                                              3.03         (1.24)        1.78
     Diluted earnings (loss) per share                                            2.95         (1.24)        1.59

Weighted average common shares used in earnings (loss) per share calculations:
     Basic                                                                      14,477        15,248       15,162
                                                                           ============   ===========  ============
     Diluted                                                                    14,909        15,248       16,993
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


                            MEMBERWORKS INCORPORATED

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                 (In thousands)


                                                                                                 Accumulated
                                          Common Stock     Capital in                               Other
                                       -----------------    Excess of    Deferred   Accumulated Comprehensive Treasury
                                        Shares   Amount    Par Value   Compensation   Deficit        Loss      Stock    Total
                                       -------------------------------------------------------------------- ---------- -------

Balance - June 30, 1999                 15,909  $   159   $  76,999   $    (511)  $   (38,042) $     (14)  $(8,304) $  30,287
Issuance of common stock                   598        6       4,395                                                     4,401
Acquisition of treasury stock                                                                              (36,340)   (36,340)
Deferred compensation                                                       467                                           467
Issuance of subsidiary stock for
  acquisitions (Note 4)                                      10,004                                                    10,004
Comprehensive income:
  Net income                                                                           10,333
  Currency translation adjustment                                                                   (131)
  Total comprehensive income                                                                                           10,202
                                       -------------------------------------------------------------------- ---------- -------
Balance - June 30, 2000                 16,507      165      91,398         (44)      (27,709)      (145)   (44,644)   19,021
Issuance of common stock                   376        4       3,234                                                     3,238
Issuance of common stock for
  an acquisition (Note 4)                  425        4      12,880                                                    12,884
Issuance of treasury stock to fund
  401K Plan                                                     (28)                                            154       126
Acquisition of treasury stock                                                                                (8,917)   (8,917)
Deferred compensation                                           351          44                                           395
Comprehensive loss:
  Net loss                                                                            (52,487)
  Currency translation adjustment                                                                   (225)
  Total comprehensive loss                                                                                            (52,712)
                                       -------------------------------------------------------------------- ---------- -------
Balance - June 30, 2001                 17,308      173     107,835           -       (80,196)      (370)   (53,407)  (25,965)
Issuance of common stock                   185        2       1,462                                                     1,464
Issuance of treasury stock to fund
  401K Plan                                                     (51)                                            207       156
Expense associated with the issuance of
  stock options to a non-employee                                 8                                                         8
Acquisition of treasury stock                                                                              (34,301)   (34,301)
Comprehensive income:
  Net income                                                                           38,011
  Currency translation adjustment                                                                     (3)
  Total comprehensive income                                                                                           38,008
                                       ------------------------------------------------------------------- ---------- -------
Balance - June 30, 2002                 17,493  $   175   $ 109,254   $       -   $   (42,185) $    (373)   $(87,501)$(20,630)
                                       =================================================================== ========== =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.




                            MEMBERWORKS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   For the year ended June 30,
                                                                            ------------------------------------------
                                                                                2002           2001           2000
                                                                            ------------   -------------  ------------
Operating activities
  Net income (loss)                                                         $    38,011    $   (52,487)   $    10,333
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Revenues before deferral                                                   410,486        484,992        383,558
     Marketing costs before deferral                                           (233,936)      (287,855)      (245,684)
     Revenues recognized                                                       (427,602)      (475,726)      (330,107)
     Marketing costs expensed                                                   248,974        305,032        195,253
     Depreciation and amortization                                               13,252         20,498         13,002
     Non-cash restructuring charges                                               1,585              -              -
     Gain on sale of subsidiary                                                 (65,608)             -              -
     Net loss (gain) on investment                                               33,628          2,172         (8,854)
     Equity in income of affiliate                                                    -            (83)           (19)
     Minority interest                                                             (450)        (9,106)        (2,027)
     Cumulative effect of accounting change                                       5,907         25,730              -
     Other                                                                        2,605          2,863            505
                                                                            ------------   -------------  ------------
                                                                                 26,852         16,030         15,960
  Change in assets and liabilities:
     Accounts receivable                                                          8,830         (2,299)        (5,237)
     Prepaid membership materials                                                   315            202           (699)
     Prepaid expenses                                                            (2,217)        (2,938)        (1,141)
     Other assets                                                                  (251)           773           (874)
     Related party payables                                                          12            176             63
     Accounts payable                                                           (10,752)          (827)        16,361
     Accrued liabilities                                                         (1,083)         1,896         20,477
                                                                            ------------   -------------  ------------
Net cash provided by operating activities                                        21,706         13,013         44,910
                                                                            ------------   -------------  ------------
Investing activities
  Acquisition of fixed assets                                                    (5,761)       (15,133)       (20,326)
  Proceeds from sale of subsidiary, net of cash sold                             45,997              -              -
  Other investments                                                                   -          4,144          3,466
  Business combinations, net of cash acquired                                         -         (7,185)       (17,326)
                                                                            -------------  -------------  ------------
Net cash provided by (used in) investing activities                              40,236        (18,174)       (34,186)
                                                                            ------------   -------------  ------------
Financing activities
  Net proceeds from issuance of stock and warrants                                1,515          8,059          4,401
  Net (repayments of) borrowings from credit facility                                 -           (526)           529
  Treasury stock purchases                                                      (34,301)        (8,917)       (36,340)
  Payments of long-term obligations                                                (718)          (755)           (74)
                                                                            ------------   -------------  ------------
Net cash used in financing activities                                           (33,504)        (2,139)       (31,484)
                                                                            ------------   -------------  ------------
Effect of exchange rate changes on cash and cash equivalents                         11           (133)           (10)
                                                                            ------------   -------------  ------------
Net increase (decrease) in cash and cash equivalents                             28,449         (7,433)       (20,770)
Cash and cash equivalents at beginning of year                                   22,736         30,169         50,939
                                                                            ------------   -------------  ------------
Cash and cash equivalents at end of year                                    $    51,185    $    22,736    $    30,169
                                                                            ============   =============  ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

NOTE 1 - NATURE OF BUSINESS

MemberWorks Incorporated ("MemberWorks" or the "Company") designs innovative membership programs that offer services and discounts on everyday needs in healthcare, personal finance, insurance, travel, entertainment, fashion and personal security. As of June 30, 2002, 6.6 million retail members and over 13 million total members, including wholesale, are enrolled in MemberWorks programs, gaining convenient access to thousands of service providers and vendors. MemberWorks is the trusted marketing partner of leading consumer-driven organizations and offers them effective tools to enhance their market presence, strengthen customer affinity and generate additional revenue.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

Use of estimates
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management of the Company to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair value of financial instruments and concentration of credit risk
All current assets and liabilities are carried at cost, which approximates fair value due to the short-term maturity of those instruments. The recorded amounts of the Company's long-term liabilities also approximate fair value. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from financial and other cardholder-based institutions (clients of the Company) whose cardholders constitute the Company's membership base. These entities include major banks, financial institutions, large oil companies and retailers located primarily in the United States.

Fixed assets
Fixed assets, capitalized software costs and capital leases are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Useful lives are 3 years for computer software and equipment, 5 years or the life of the lease for leasehold improvements and 5 to 10 years for furniture and fixtures. Maintenance and repair expenditures are charged to operations as incurred.

Revenue recognition
Membership fees are billed through clients of the Company primarily through credit cards. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program, either for a complete refund of the membership fee for that period or a prorata refund based on the remaining portion of the membership period depending upon the terms of the membership program. Deferred membership fees are recorded, net of estimated cancellations, after the trial period has expired, and are amortized as revenues from membership fees upon the expiration of membership refund privileges. An allowance for cancellations is established based on management's estimates and is updated regularly. In determining the estimate of allowance for cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products. Actual membership cancellations are charged against the allowance for cancellations on a current basis. Accrued liabilities set forth in the accompanying consolidated balance sheets as of June 30, 2002 and 2001 include an allowance for membership cancellations of $23,753,000 and $30,004,000, respectively.

Membership programs sponsored by the Company's largest client accounted for 16%, 13% and 13% of revenue for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Membership solicitation and other deferred costs
Membership solicitation costs include marketing and direct mail costs related directly to membership solicitation (i.e., direct response advertising costs). In accordance with American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs," direct response advertising costs are deferred and charged to operations as revenues from membership fees are recognized. Other deferred costs consist of royalties paid to clients, which relate to the same revenue streams as the direct response advertising costs and are also charged to income over the membership period. Membership solicitation costs incurred to obtain a new member generally are less than the estimated total membership fees. However, if membership solicitation costs were to exceed total estimated membership fees, an adjustment would be made to the extent of any impairment.

Earnings per share
Basic and diluted earnings per share amounts are determined in accordance with the provisions of Financial Accounting Standards Board Statement ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding, determined using the treasury stock method.

Cash and cash equivalents
The Company considers highly liquid investment instruments with terms of three months or less at the time of acquisition to be cash equivalents.

The Company retains restricted cash in an escrow account for the payment of commissions to a client and the related refunds to customers in addition to cash which is held in an escrow account pursuant to the iPlace, Inc. merger agreement (see Note 5). As of June 30, 2002 and 2001, restricted cash included in cash and cash equivalents on the balance sheet was $5,683,000 and $991,000, respectively.

Marketable securities
Marketable securities are classified as available-for-sale. Unrealized gains and losses are excluded from earnings and are reported as a separate component of other comprehensive income in shareholders' equity. Losses incurred that are deemed to be other than temporary are charged to earnings. Realized gains and losses are included in income and are determined based on the specific identification method.

Income taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Goodwill and intangible assets
MemberWorks adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of July 1, 2001. In connection with the adoption of SFAS 142, the Company reviewed the carrying value of its goodwill and other intangible assets by comparing such amounts to their fair values. The Company determined that at July 1, 2001, there was an impairment of goodwill of $5,907,000 at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with recent downward trends in the operations of that reporting unit (see Note 3). This amount was recorded as a cumulative effect of accounting change in the statement of operations in the fiscal quarter ended September 30, 2001. MemberWorks is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows.

Intangible assets principally include member and customer relationships and employment agreements that arose in connection with business acquisitions. Acquired intangibles, except member relationships, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives ranging from three to twenty years. The value of member relationships is amortized using an accelerated method based on estimated future cash flows.

Impairment of long-lived assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The Company reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. As of June 30, 2002, no impairment has been indicated.

Stock-based compensation
The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations.

New accounting pronouncements
In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. MemberWorks does not believe that the adoption of SFAS 143 will have a material impact on the Company's financial statements.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." MemberWorks does not believe that the adoption of SFAS 144 will have a material impact on the Company's financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 addresses the financial accounting and reporting for a number of areas, including gains and losses derived from the extinguishment of debt and the treatment of sale-leaseback transactions. MemberWorks does not believe that the adoption of SFAS 145 will have a material impact on the Company's financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." MemberWorks does not believe that the adoption of SFAS 146 will have a material impact on the Company's financial statements.

NOTE 3 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Adoption of SFAS 142
The Company adopted SFAS 142 effective July 1, 2001. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary valuation or amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company determined that at

July 1, 2001, there was an impairment of goodwill of $5,907,000 at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with recent downward trends in the operations of the reporting unit. This amount was recorded as a cumulative effect of accounting change in the statement of operations in the fiscal quarter ended September 30, 2001.

The following pro forma net income and earnings per share have been prepared assuming SFAS 142 was adopted as of July 1, 1999. Pro forma balances have been adjusted to exclude goodwill amortization expense which is no longer recorded under the provisions of SFAS 142 (in thousands, except per share data).

                                                                                      2002       2001       2000
                                                                                   ---------------------------------
Net income (loss) before cumulative effect of accounting change:
   Reported income (loss) before cumulative effect of accounting change            $  43,918  $ (26,757) $  10,333
   Indefinite lived intangible asset amortization                                          -      7,779      4,523
                                                                                   ---------------------------------
   Adjusted net income (loss) before cumulative effect of accounting change        $  43,918  $ (18,978) $  14,856
                                                                                   =================================

Basic earnings (loss) before cumulative effect of accounting change per share :
   Reported earnings (loss) before cumulative effect of accounting change per share$    3.03  $   (1.75) $    0.68
   Indefinite lived intangible asset amortization per share                               -        0.51       0.30
                                                                                   ---------------------------------
   Adjusted earnings (loss) before cumulative effect of accounting change per share$    3.03  $   (1.24) $    0.98
                                                                                   =================================

Diluted earnings (loss) before cumulative effect of accounting change per share:
   Reported earnings (loss) before cumulative effect of accounting change per share$    2.95  $   (1.75) $    0.61
   Indefinite lived intangible asset amortization per share                               -        0.51       0.27
                                                                                   ---------------------------------
   Adjusted earnings (loss) before cumulative effect of accounting change per share$    2.95  $   (1.24) $    0.87
                                                                                   =================================

Net income (loss):
   Reported income (loss)                                                          $  38,011  $ (52,487) $  10,333
   Indefinite lived intangible asset amortization                                         -       7,779      4,523
                                                                                   ---------------------------------
   Adjusted net income (loss)                                                      $  38,011  $ (44,708) $  14,856
                                                                                   =================================

Basic earnings (loss) per share:
   Reported earnings (loss) per share                                              $    2.63  $   (3.44) $    0.68
   Indefinite lived intangible asset amortization per share                               -        0.51       0.30
                                                                                   ---------------------------------
   Adjusted earnings (loss) per share                                              $    2.63  $   (2.93) $    0.98
                                                                                   =================================

Diluted earnings (loss) per share:
   Reported earnings (loss) per share                                              $    2.55  $   (3.44) $    0.61
   Indefinite lived intangible asset amortization per share                               -        0.51       0.27
                                                                                   ---------------------------------
   Adjusted earnings (loss) per share                                              $    2.55  $   (2.93) $    0.87
                                                                                   =================================


Adoption of SAB 101
The Company adopted Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), as of July 1, 2000. SAB 101 establishes the Security and Exchange Commission's (the "Staff") preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges. Effective July 1, 2000, the Company changed its method of accounting for membership fee revenue to comply with the Staff's preferred method as outlined in SAB 101. Membership fees, and the related direct costs associated with acquiring the underlying memberships, are no longer recognized on a prorata basis over the corresponding membership period, but instead are recognized in earnings upon the expiration of membership refund privileges. The cumulative effect of this change in accounting principle as of July 1, 2000 of $25,730,000 was recorded in the fiscal quarter ended September 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which were deferred as part of the cumulative effect adjustment at July 1, 2000 were recognized in earnings during fiscal year 2001 as the underlying refund privileges expired. During the fiscal year ended June 30, 2001, the Company recognized $68,195,000 of revenue which was included as a component of the cumulative effect of accounting change booked July 1, 2000. The effect of the adoption of SAB 101 on reported revenue, loss before the cumulative effect of accounting change and loss per share before the cumulative effect of accounting change for the fiscal year ended June 30, 2001, is an increase of $13,470,000, $3,758,000 and $0.25, respectively.

NOTE 4 - BUSINESS COMBINATIONS

In October 2000, the Company increased its ownership in Discount Development Services, L.L.C. and its subsidiary, Uni-Care, Inc., (together "DDS") from 19% to 100%. The Company paid $8,150,000 in cash and 425,232 shares of MemberWorks Common Stock with an approximate fair market value of $13,641,000 as of the date the Company entered into the purchase agreement. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair value at the date of acquisition. DDS is in the business of marketing and administering healthcare network membership programs that provide its members access to various healthcare networks including hearing, vision, prescription and chiropractic. The results of DDS's operations are included in the consolidated financial statements from the date of acquisition. Due to the immateriality of the acquisition, pro forma results were not required to be presented.

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

Pro Forma Results
The following unaudited pro forma results of operations for the year ended June 30, 2000 have been prepared assuming the CIC acquisition had occurred as of July 1, 1999. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data):

                                                                   2000
                                                               -------------
Revenues                                                      $   330,648
Net income                                                          9,798
Basic earnings per share                                      $      0.65
Diluted earnings per share                                           0.58

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

As of June 30, 2001 and 2000, MemberWorks was the majority shareholder of iPlace with an approximate 58% ownership share. Therefore, the results of operations of CIC, eNeighborhoods and Qspace were included in the consolidated financial statements from the respective dates of acquisition, net of minority interest after February 23, 2000. Minority interest in the Company's statement of operations represents the minority shareholders' interest in iPlace's losses for the periods presented. See Note 5 for a discussion of the sale of iPlace in August 2001.

NOTE 5 - GAIN ON SALE OF SUBSIDIARY/LOSS ON INVESTMENT

In August 2001, the Company sold its investment in and advances to iPlace in exchange for $50,111,000 in cash, including $3,703,000 held in escrow, and 1,601,000 shares of Homestore.com, Inc. common stock, including 451,000 shares held in escrow. During fiscal 2002, 84,000 shares were released from the escrow. The fair value of the Homestore.com, Inc. common stock as of the date of sale was $34,540,000. The Homestore.com, Inc. common stock received is unregistered. Once the Homestore.com, Inc. stock is registered, MemberWorks may only sell 1/12th of the shares in any calendar month pursuant to the merger agreement. In connection with this sale, the Company recognized a gain of $65,608,000.

Subsequent to the date of sale, the investment in Homestore.com, Inc. declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com, Inc. to its fair value and recognized a loss of $33,628,000 during fiscal 2002. As of June 30, 2002, the Company's investment in Homestore.com, Inc. is valued at $912,000.

See Notes 9 and 21, for recent developments related to Homestore.com, Inc.

In February 2000, MemberWorks sold its interest in AwardTrack, Inc. in exchange for stock in 24/7 Media, Inc. ("24/7"). In connection with this sale, MemberWorks recognized a gain of $47,475,000 based upon the market value of 24/7 common stock at that time. Subsequently, the investment in 24/7 declined in value and management determined that the decline was other than temporary. As a result, MemberWorks wrote down its investment in 24/7 by $36,280,000. During the fourth quarter of fiscal 2000, MemberWorks sold a portion of the 24/7 shares. Proceeds from the sales were $5,244,000 and related realized losses included in income were $2,341,000. The financial impact of the above transactions on fiscal 2000 was a net gain of $8,854,000.

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

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                    As of June 30, 2002                   As of June 30, 2001
                                             -----------------------------------   -----------------------------------
                                              Gross Carrying     Accumulated        Gross Carrying      Accumulated
                                                  Amount         Amortization           Amount         Amortization
                                             ----------------- -----------------   ------------------ ----------------
Amortized intangible assets:
   Membership and client relationships       $      13,195     $      (5,466)      $      17,465      $      (5,642)
   Non-compete agreements                              238              (238)              3,009               (999)
   Other                                               950              (630)                950               (500)
                                             ----------------- -----------------   ------------------ ----------------
      Total amortized intangible assets      $      14,383     $      (6,334)      $      21,424      $      (7,141)
                                             ================= =================   ================== ================

Unamortized intangible assets:
     Goodwill                                $      42,039                         $      84,814
                                             =================                     ==================


The gross carrying amount and accumulated amortization of amortized intangible assets at June 30, 2002 decreased from June 30, 2001 due to the sale of iPlace.

The future intangible amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

Fiscal Year:
     2003                                                             1,393
     2004                                                             1,045
     2005                                                               840
     2006                                                               695
     2007                                                               554

The changes in the carrying amount of goodwill for the year ended June 30, 2002 are as follows (in thousands):

     Balance as of June 30, 2001                                 $      84,814
     Goodwill disposed during the first quarter due to sale of         (36,868)
subsidiary
     Cumulative effect of accounting change                             (5,907)
                                                                ----------------
     Balance as of June 30, 2002                                 $      42,039
                                                                ================

Goodwill was tested at July 1, 2001, for impairment during the quarter ended September 30, 2001 in connection with the adoption of SFAS 142 (see Note 3).

NOTE 7 - FIXED ASSETS

Fixed assets, net are comprised of the following at June 30, (in thousands):

                                                                             2002           2001
                                                                             ----           ----
        Computer software and equipment                                $     44,935   $     43,135
        Furniture and fixtures                                                8,103          8,386
        Leasehold improvements                                                6,895          6,707
                                                                          -----------    -----------
                                                                             59,933         58,228
        Accumulated depreciation and amortization                           (28,513)       (18,541)
                                                                          -----------    -----------
                                                                       $     31,420   $     39,687
                                                                          ===========    ===========


Depreciation and amortization expense was $11,311,000, $10,545,000 and $6,261,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

NOTE 8 - LONG-TERM LIABILITIES

Long-term liabilities are summarized as follows at June 30, (in thousands):

                                                                             2002           2001
                                                                             ----           ----
         Notes payable                                                 $       760    $     1,194
         Lease incentives                                                    1,519          1,490
         Other long-term obligations                                         2,355            767
                                                                          -----------    -----------
                                                                             4,634          3,451
         Less current maturities                                             1,015            465
                                                                          -----------    -----------
         Long-term liabilities                                         $     3,619    $     2,986
                                                                          ===========    ===========


The Company has a bank credit facility that allows borrowings up to $18,000,000. Borrowings under the facility accrue interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. A commitment fee is charged based on the total facility at the rate of 0.50% per annum on the average daily unused portion of the facility. This bank credit facility matures on April 1, 2003. There were no borrowings outstanding under this bank credit facility as of June 30, 2002 or 2001. The bank credit facility has certain financial covenants, including a maximum debt coverage ratio, a minimum fixed charge ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. The credit agreement is secured by all of the Company's assets, including the stock of its subsidiaries.

As of June 30, 2002 and 2001, the Company's subsidiary, DDS, had $760,000 and $1,186,000, respectively, outstanding under a note payable that bears an interest rate of 5.0% per annum and is due on April 30, 2003.

As of June 30, 2002 and 2001, MemberWorks Canada had $1,519,000 and $1,490,000, respectively, outstanding for lease incentives related to certain operating leases. These lease incentives are amortized as a reduction to rent expense over the terms of the leases.

Other long-term obligations are comprised of the long-term portion of the restructuring reserve (see note 10) and two consulting agreements entered into by DDS which expire during October and November 2004.

Other (expense) income in the fiscal years ended June 30, 2002, 2001 and 2000, as shown in the statements of operations, includes interest expense of $435,000, $1,263,000 and $133,000, respectively. Other (expense) income in the fiscal years ended June 30, 2002, 2001 & 2000, as shown in the statement of operations, includes interest income of $768,000, $900,000 and $1,587,000, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Rent expense under operating leases was $6,508,000, $7,552,000 and $3,925,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

The Company entered into certain capital leases for certain equipment. Lease amortization for the years ended June 30, 2002, 2001 and 2000 was $62,000, $47,000 and $67,000, respectively, and is included in depreciation and amortization expense.

The future minimum lease payments under capital leases (including present value of net minimum lease payments) and operating leases as of June 30, 2002 are as follows (in thousands):

                                                                                          Capital       Operating
Fiscal Year                                                                               Leases          Leases
-----------                                                                               ------          ------
2003                                                                                   $      60       $    6,893
2004                                                                                           8            6,176
2005                                                                                           -            5,431
2006                                                                                           -            4,410
2007                                                                                           -            2,122
Thereafter                                                                                     -            5,850
                                                                                       --------------  -------------
Total minimum lease payments                                                                  68       $   30,882
                                                                                                       =============
Less--Amount representing interest                                                             5
                                                                                       --------------
Present value of net minimum lease payments including current maturities of $60
   with interest rates ranging from 9.9% to 21.47%                                    $       63
                                                                                       ==============


In April 2001, the Company entered into a voluntary agreement with the State of California and Ventura and Orange Counties to implement certain marketing practices in the State of California. Pursuant to the agreement, the Company paid costs of investigation and civil penalties of $2,000,000, which were split between the state and the counties. The Company also established a reserve of $1,000,000 to cover specific costs related to the agreement. As a result of the agreement, the Company recorded a non-recurring charge of $3,000,000 during the quarter ended March 31, 2001.

Legal proceedings

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject. The Company is involved in other lawsuits and claims generally incidental to its business including, but not limited to, various suits, including previously disclosed suits, brought against the Company by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's programs. In addition, from time to time, and in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory authorities.

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The Court has announced that it will deny the motion for national class certification, but it has certified a class of Michigan residents. No order has been issued. The Company believes that the claims made against Coverdell are unfounded and Coverdell and the Company will vigorously defend their interests against this suit.

In March 2002, the Company and other plaintiffs filed suit against Homestore.com, Inc. in United States District Court for the District of Connecticut. The action has been transferred to the United States District Court for the Central District of California. The suit, seeking injunctive and other relief, alleges securities fraud, negligent misrepresentation, breach of contract and other grounds in connection with the Company's sale of its interest in iPlace, Inc. In response to plaintiffs' preliminary motions, the court ordered Homestore.com, Inc. to place $58,000,000 in a constructive trust pending resolution of the lawsuit or further order of the court. See Note 21 for recent developments related to this litigation.

NOTE 10 - RESTRUCTURING CHARGES

On October 11, 2001, the Company announced the implementation of several cost saving initiatives due to a slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program included a workforce reduction, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company. As a result of the restructuring program, the Company recorded restructuring charges of $6,893,000 during the quarter ended December 31, 2001.

The major components of the restructuring charges and the remaining accrual balances as of June 30, 2002 are as follows (in thousands):

                                                   Total           Non-cash         Cash Charges        Liability
                                                  Charges      Charges to date        to date            Balance
                                               --------------  -----------------   ---------------    --------------
Workforce reduction                            $     2,214     $          -        $      1,823       $       391
Lease obligations                                    3,094                -                 548             2,546
Asset disposals                                      1,585            1,585                   -                 -
                                               --------------  -----------------   ---------------    --------------
  Total                                        $     6,893     $      1,585        $      2,371       $     2,937
                                               ==============  =================   ===============    ==============


Workforce Reduction
As part of the restructuring plan, the Company reduced its workforce by approximately 190 regular employees, consisting of membership service representatives and other professional personnel. All 190 employees have been terminated.

Lease Obligations and Asset Disposals
In connection with the closing of the United Kingdom offices and the downsizing of the Company's infrastructure, the Company recorded $73,000 for lease terminations, $3,021,000 for non-cancelable lease obligations and $1,585,000 for asset disposals. The reserve for lease obligations has been reduced by anticipated sublease income.

NOTE 11- INCOME TAXES

There was no current or deferred provision for income taxes for the years ended June 30, 2002, 2001 and 2000. No current provision was required in 2002 due to the utilization of the Company's net operating loss carry forwards. No current provision was required in 2001 and 2000 because tax losses were incurred in those years. Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carry forwards and the valuation allowance established in accordance with SFAS 109, are summarized below as of June 30, 2002 and 2001 (in thousands):

                                                                               2002             2001
                                                                               ----             ----
Benefit of federal and state net operating loss carry forwards          $       28,859   $        45,211
Deferred membership fees                                                        18,944            22,897
Allowance for membership cancellations                                           9,453            10,226
Other deferred tax assets (liabilities)                                          3,500              (704)
Membership solicitation and other deferred costs                               (54,175)          (54,940)
                                                                           -------------     ------------
Total deferred tax assets                                                        6,581            22,690
Less: Valuation allowance                                                       (6,581)          (22,690)
                                                                           -------------     ------------
Net deferred tax asset                                                  $           -    $            -
                                                                           =============     ============

As of June 30, 2002, the Company had federal net operating loss carry forwards of $68,713,000 expiring at various dates from June 30, 2013 to June 30, 2021. The Company's ability to use these losses to offset future taxable income would be subject to limitations under the Internal Revenue Code if certain changes in the Company's ownership occur. The Company also has state net operating loss carry forwards available to reduce future state taxable income which expire beginning June 30, 2006 through June 30, 2021. The valuation allowance for deferred tax assets as of July 1, 2000 was $10,175,000.

NOTE 12 - RELATED PARTY OBLIGATIONS

As of June 30, 2001, the Company's majority-owned subsidiary, iPlace, had a note payable to the president of iPlace for $1,973,000. The note bore interest at the Citibank, N.A. publicly announced interest rate plus 1% per annum and was due on demand. The interest payable related to this note was $55,000 as of June 30, 2001. Other income, net for fiscal 2002, 2001 and 2000 included related party interest expense of $12,000, $176,000 and $63,000, respectively.

NOTE 13 - MINORITY INTEREST

Prior to the sale of iPlace in August 2001, the Company was the majority shareholder of iPlace with an approximate 58% ownership share. Minority interest in the statement of operations for the year ended June 30, 2002 represents approximately 42% of iPlace's losses incurred from July 1, 2001 through the date of the sale.

NOTE 14 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES

During October 2000, iPlace authorized the sale and issuance of 184,000 shares of Series A Preferred Stock at a purchase price of $5,000,000 to outside investors. The Series A Preferred Stock had a par value per share of $0.01 and paid cumulative dividends at an annual rate of 8.0%. Such dividends were accrued from the original issuance date. As of June 30, 2001, the amount of accrued and unpaid dividends totaled $289,000.

The Series A Preferred Stock was convertible at the option of the holder, in whole or part, at any time into iPlace's common stock at an initial conversion rate of one for one. Upon the demand of at least a majority of holders on or after October 10, 2004, all shares of Series A Preferred Stock could be redeemed at a value of the initial purchase price plus any declared and unpaid dividends.

Series A Preferred Stock holders were entitled to vote upon all matters brought before the iPlace stockholders and were entitled to one vote per share. When iPlace was sold in August of 2001, the preferred shareholders received $27.23 per share plus all declared and unpaid dividends.

NOTE 15 - SHAREHOLDERS' EQUITY

Stock Repurchases
The Company has a stock repurchase program. As of June 30, 2001, approximately 699,000 shares were remaining for repurchase under the stock repurchase program. During fiscal 2002, the Board of Directors authorized the Company to repurchase up to an additional 2,000,000 shares of the Company's Common Stock. As of June 30, 2002, approximately 472,000 shares were authorized for repurchase under the stock repurchase program. During fiscal 2002, the Company repurchased 2,227,000 shares for $34,301,000, compared to the repurchase of 340,000 shares for $8,917,000 in fiscal 2001 and 1,097,000 shares for $36,340,000 in fiscal 2000.

NOTE 16 - STOCK OPTIONS AND WARRANTS

Stock Compensation Plans
As of June 30, 2002, the Company has five stock-based compensation plans which are described below. The Company applies APB 25 and related interpretations in accounting for its plans. Option compensation expense of $8,000, $395,000 and $467,000 has been recognized during fiscal 2002, 2001 and 2000, respectively, related to these stock option plans. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                                      Year ended June 30,
                                                           ------------------------------------------
                                                              2002           2001           2000
                                                           ------------   ------------   ------------
                                                          ($ in thousands, except per share data)
             Net income (loss):
                  As reported                          $      38,011   $    (52,487)  $     10,333
                  Pro forma                                   26,613        (63,402)         3,875

             Earnings (loss) per share:
                  As reported
                      Basic                            $        2.63   $      (3.44)  $       0.68
                      Diluted                                   2.55          (3.44)          0.61
                  Pro forma
                      Basic                            $        1.84   $      (4.16)  $       0.26
                      Diluted                                   1.79          (4.16)          0.23


Under the stock option plans and the agreement with an executive officer described below, the fair value of each option grant calculated under the provisions of SFAS No. 123 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 2002, 2001 and 2000:

                                                               2002               2001              2000
                                                               ----               ----              ----
             Dividend yield                                       0%                 0%               0%
             Expected volatility                                 50%                50%              50%
             Risk free interest rate                            4.8%               5.9%             5.9%
             Expected lives                                  5 years            5 years          5 years


The weighted average fair value per share of options granted at market value were $9.55, $14.03 and $14.04 for the years ended June 30, 2002, 2001 and 2000, respectively.

The Company's 1990 Employee Incentive Stock Option Plan ("Amended 1990 Stock Option Plan") provided for the grant of "incentive stock options" to employees and officers of the Company and non-qualified stock options to employees, consultants, directors and officers of the Company. On August 13, 1996, the Board of Directors voted that no further options may be granted under the Amended 1990 Stock Option Plan effective upon the closing of the initial public offering.

During fiscal 1997, the Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan"), which became effective upon the closing of the Company's initial public offering. Under the 1996 Stock Option Plan the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted. During fiscal 1999, the Board of Directors and shareholders approved an increase in the number of shares of Common Stock reserved for issuance under the 1996 Stock Option Plan from 1,800,000 to 3,600,000. During fiscal 2002, the Company added an additional 2,000,000 options which may be granted using treasury stock.

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

The Company had an agreement with an executive officer, whereby the Company was required to grant options to purchase up to 144,000 shares of Common Stock to the executive for achievement of certain performance goals. These options have a stated exercise price of $2.78 per share and vest ratably over a four-year period from the date of grant. The Company recognized compensation expense related to those options of $0, $44,000 and $122,000 for each of the years ended June 30, 2002, 2001 and 2000, respectively.

In connection with a grant of options in June 1996 to purchase 360,000 shares of Common Stock, the Company recognized compensation expense of $345,000 during the year ended June 30, 2000. Compensation expense was recognized over the four-year vesting period and was measured based on the excess of the fair market value of the Company's stock over the grant price of the options.

At June 30, 2002, 5,846,000 shares of common stock were reserved for issuance under the stock option plans, of which 1,505,000 shares were available for future grant.

Information with respect to options to purchase shares issued under these plans is as follows:

                                                  2002                      2001                     2000
                                                  ----                      ----                     ----
                                                       Average                   Average                   Average
                                                       Exercise                 Exercise                  Exercise
(Shares in thousands)                     Shares        Price        Shares       Price       Shares        Price
                                          ------        -----        ------       -----       ------        -----
Outstanding at beginning of year          3,815          $21.45      2,980          $17.14     2,842       $  12.46
Granted at market value                   1,128           19.36      1,766           27.61     1,068          27.67
Exercised                                  (127)          21.29       (366)           7.78      (451)          8.06
Forfeited                                  (475)          25.31       (565)          26.32      (479)         21.39
                                       -------------               ------------            --------------
Outstanding at end of year                4,341          $20.82      3,815          $21.45     2,980       $  17.14
                                       =============               ============            ==============


                                                Options Outstanding                           Options Exercisable
                                      -----------------------------------------            --------------------------
                                         Shares        Average       Average                  Shares       Average
                                       Outstanding    Remaining     Exercise                Outstanding   Exercise
(Shares in thousands)                  at 6/30/02    Life (Years)     Price                 at 6/30/02      Price
                                       ----------    ------------     -----                 ----------      -----
$2.78 to $13.00                               592          4.5        $ 5.71                      517        $ 5.36
$14.26 to $16.91                              536          6.2         15.37                      361         15.23
$17.75 to $20.31                              554          7.6         18.81                      259         18.32
$20.35 to $20.81                              976          9.1         20.39                       93         20.81
$21.88 to $29.00                              693          7.1         27.66                      365         27.52
$29.56 to $29.88                              990          7.9         29.58                      281         29.62
                                      --------------                                       --------------
                                            4,341          7.3        $20.82                    1,876       $ 17.75
                                      ==============                                       ==============


Options exercisable as of June 30, 2001 and 2000 were 1,345,000 and 1,138,000, respectively.

iPlace Stock Option Plan
In April 2001, the Board of Directors of iPlace approved a five-for-one stock split of iPlace's outstanding stock and options. The stock option split did not impact the value of outstanding options and all option share information has been adjusted to reflect the five-for-one stock split.

On February 11, 2000, the Board of Directors of iPlace established and approved the iPlace 2000 Stock Option Plan. In connection with the acquisition of eNeighborhoods in February 2000 and Qspace in April 2000 (see Note 4), iPlace issued 1,165,000 options at an average exercise price of $0.96 and 175,000 options at an average exercise price of $2.74. The fair value of these options has been accounted for as a part of the respective purchase prices. The iPlace options are issued at the estimated fair value of the underlying common stock and generally vest 25% per year beginning one year from the date of grant. During 2002, 470,000 options were granted at an average exercise price of $2.74 and 205,000 options were forfeited at an average exercise price of $2.40. In August 2001, MemberWorks sold iPlace (see Note 5). Therefore, there were no stock options outstanding under this plan as of June 30, 2002. During 2001, 2,941,000 options were granted at an average exercise price of $4.20 and 482,000 options were forfeited at an average exercise price of $2.80. At June 30, 2001, options to purchase approximately 5,585,000 shares of iPlace stock remained outstanding at an average exercise price of $3.18 with 1,548,000 of those options exercisable at an average exercise price of $2.54. During 2000, 2,175,000 options were granted at an average exercise price of $2.77 and 375,000 options were forfeited at an average exercise price of $2.27. At June 30, 2000, options to purchase approximately 3,140,000 shares of iPlace stock remained outstanding at an average exercise price of $2.16 with 360,000 of those options exercisable at an average exercise price of $0.28.

For purposes of calculating the pro forma SFAS No. 123 compensation expense under the iPlace stock option plan, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended June 30, 2002: dividend yield of 0%; volatility of 50%; risk free interest rate of 4.6%; and expected life of 5.0 years. The weighted average fair value of options granted at market value during fiscal 2002 was $1.34. The following weighted average assumptions were used for the year ended June 30, 2001: dividend yield of 0%; volatility of 50%; risk free interest rate of 4.9%; and expected life of 5.0 years. The weighted average fair value of options granted at market value during fiscal 2001 was $2.07. The following weighted average assumptions were used for the year ended June 30, 2000: dividend yield of 0%; volatility of 0%; risk free interest rate of 6.0%; and expected life of 5.0 years. The weighted average fair value of options granted at market value during fiscal 2000 was $0.57.

Employee Stock Purchase Plan
During fiscal 1997, the Company adopted the 1996 Employee Stock Purchase Plan which provides for the issuance of up to 360,000 shares of common stock. The plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of (a) 85% of the closing price of the Common Stock on the day the purchase period commences or (b) 85% of the closing price of the Common Stock on the day the purchase period terminates. During fiscal 2002, 2001, and 2000, 18,000, 20,000 and 18,000 shares were purchased under the plan, respectively.

Warrants
During fiscal 2001, warrants to acquire 3,000 shares of Common Stock were exercised (3,000 at $0.0014 per share). During fiscal 2000, warrants to acquire 158,000 shares of Common Stock were exercised (131,000 at $2.05 per share and 27,000 at $0.0014 per share). In addition, during fiscal 2001, warrants to acquire 4,000 shares of Common Stock at $0.0014 expired.

Warrants were issued to outside investors prior to fiscal 1997. As of June 30, 2002 and 2001, no warrants are outstanding to purchase Common Stock.

NOTE 17 - EMPLOYEE BENEFIT PLAN

All employees over the age of 18 may participate in the Company's 401(k) profit sharing plan. Employees may contribute up to 20% of their compensation subject to certain limitations. Effective July 1, 2000, MemberWorks began making quarterly matching contributions in Common Stock based on qualified employee contributions. Treasury stock, calculated under the cost method, is used to match qualified employee contributions. Matching contributions were $156,000 and $126,000 for fiscal 2002 and 2001, respectively.

NOTE 18 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (in thousands):

                                                                           Year ended June 30,
                                                                   -------------------------------------
                                                                     2002        2001          2000
                                                                     ----        ----          ----
Cash paid during the period for interest                         $    377     $  1,246      $    90
Cash paid during the period for income taxes                           43          595          205

NOTE 19 - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share amounts are determined in accordance with the provisions SFAS 128. The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                         2002        2001         2000
                                                                       ----------  ----------  -----------
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change      $   43,918  $  (26,757) $    10,333
Cumulative effect of accounting change                                   (5,907)    (25,730)           -
                                                                       ----------  ----------  -----------
Net income (loss)                                                    $   38,011  $  (52,487) $    10,333
                                                                       ==========  ==========  ===========

Denominator for basic earnings (loss) per share:
Weighted average number of common shares outstanding- basic              14,477      15,248       15,162
Effect of dilutive securities:
   Options and warrants                                                     432           -        1,831
                                                                       ----------  ----------  -----------
Weighted average number of common shares outstanding- diluted            14,909      15,248       16,993
                                                                       ==========  ==========  ===========

Basic earnings (loss) per share                                      $     2.63  $    (3.44) $      0.68
                                                                       ==========  ==========  ===========
Diluted earnings (loss) per share                                    $     2.55  $    (3.44) $      0.61
                                                                       ==========  ==========  ===========


The diluted earnings (loss) per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the year ended June 30, 2002 and 2001 are incremental weighted average stock option shares of approximately 3,383,000 and 2,870,000, respectively.

NOTE 20 - QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts):

                                                                           Year ended June 30, 2002
                                                              ---------------------------------------------------
                                                                  First       Second       Third       Fourth
                                                                 Quarter      Quarter     Quarter      Quarter
Revenues                                                       $  118,964   $  102,684  $  100,800   $ 105,154
Operating (loss) income                                            (2,578)        (171)     10,816       3,822
Income (loss) before cumulative effect of accounting change        40,351       (9,160)     10,495       2,232
Net income (loss)                                                  34,444       (9,160)     10,495       2,232
Diluted earnings (loss) before cumulative effect of
  accounting change per share                                        2.14        (0.62)       0.72        0.16

                                                                           Year ended June 30, 2001
                                                              ---------------------------------------------------
                                                                  First       Second       Third       Fourth
                                                                 Quarter      Quarter     Quarter      Quarter
Revenues                                                       $   97,799   $  117,616     133,877   $ 126,434
Operating loss                                                     (9,580)      (7,556)     (8,641)     (7,547)
Loss before cumulative effect of accounting change                 (7,158)      (7,267)     (6,416)     (5,916)
Net loss                                                          (32,888)      (7,267)     (6,416)     (5,916)
Diluted loss before cumulative effect of accounting change
  per share                                                         (0.48)       (0.48)      (0.42)      (0.38)

Pro Forma assuming SFAS 142 is retroactively applied:
Operating loss                                                 $   (7,937)  $   (5,550) $   (6,574)  $  (5,484)
Loss before cumulative effect of accounting change                 (5,515)      (5,261)     (4,349)     (3,853)
Net loss                                                          (31,245)      (5,261)     (4,349)     (3,853)
Diluted loss before cumulative effect of accounting change
  per share                                                         (0.37)       (0.34)      (0.28)      (0.25)


NOTE 21 - SUBSEQUENT EVENTS

In July and August of 2002, the Board of Directors authorized an additional 1,000,000 and 1,500,000 shares, respectively, to be purchased under the buyback program. Subsequent to these additional authorizations, the Company had 2,972,000 shares authorized for repurchase under its buyback program.

In August 2002, MemberWorks announced that it, along with certain of the other former shareholders of iPlace, had settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs is $23,000,000 of which MemberWorks will receive approximately $19,200,000. MemberWorks still owns 1,601,000 shares of Homestore.com, Inc. common stock, including 367,000 shares held in escrow. These shares are currently unregistered.


                            MemberWorks Incorporated
                 Schedule II - Valuation and Qualifying Accounts



                                               Balance at      Charged to    Charged to Other
                                              Beginning of     Costs and   Accounts -- Describe  Deductions --   Balance at End
Description                                      Period         Expense                            Describe        of Period
-----------                                   -------------   -----------  -------------------  -------------    ---------------
Year Ended June 30, 2002
Allowance for cancellations                   $  30,004,000    $         -  $   277,412,000 A   $ 283,663,000 B    $  23,753,000
Valuation allowance for deferred tax assets      22,690,000              -      (16,109,000)D               -          6,581,000

Year Ended June 30, 2001
Allowance for cancellations                   $  33,477,000    $         -  $   362,623,000 A   $ 366,096,000 B    $  30,004,000
Valuation allowance for deferred tax assets      10,175,000              -       12,515,000 C               -         22,690,000

Year Ended June 30, 2000
Allowance for cancellations                   $  24,811,000    $         -  $   282,301,000 A   $ 273,635,000 B    $  33,477,000
Valuation allowance for deferred tax assets      14,284,000              -       (4,109,000)D               -         10,175,000

(A) Charged to balance sheet account "Deferred membership fees."
(B) Charges for refunds upon membership cancellations. In addition, the allowance was reduced by $2,082,000 in connection with the sale of iPlace in fiscal year 2002.
(C) Increase in the valuation allowance for deferred tax assets is due to an increase in deferred tax assets.
(D) Decrease in the valuation allowance for deferred tax assets is due to a decrease in deferred tax assets.


EXHIBIT 21


                            MEMBERWORKS INCORPORATED
                            SIGNIFICANT SUBSIDIARIES



                                                          STATE OF INCORPORATION
SUBSIDIARY                                                    OR ORGANIZATION
----------                                                    ---------------

Coverdell & Company, Inc.                                           Georgia
Discount Development Services, L.L.C.                               Illinois
MemberWorks Canada Corporation                                      Canada
Quota-Phone, Inc.                                                   New York

EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-20235, 333-20237, 333-20241, 333-23161 and
333-86698) and on Form S-3 (Nos. 333-48762, 333-77077 and 333-47619) of
MemberWorks Incorporated of our report dated July 29, 2002, except for Note 21, which is as of August 12, 2002, relating to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K.



PricewaterhouseCoopers LLP
New York, New York
August 20, 2002