Form 10-Q
period 2002-09-30
MEMBERWORKS INC
filed 2002-11-14
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                           Commission File No. 0-21527


                            MEMBERWORKS INCORPORATED
             (Exact name of registrant as specified in its charter)


DELAWARE                                             06-1276882
------------                                     ------------------
(State of Incorporation)                          (I.R.S. Employer
                                                 Identification No.)

680 Washington Boulevard
Stamford, Connecticut                                    06901
--------------------------------------              --------------
(Address of principal executive offices)                (Zip Code)

                                 (203) 324-7635
                                 ---------------
                          (Registrant's telephone number,
                                including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X     No
                           ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                 ---    ---

Indicate the number of shares outstanding of each of the registrant's class of common stock as of the latest practicable date: 12,752,047 shares of Common Stock, $0.01 par value as of October 25, 2002.




                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                                           PAGE

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2002
           and June 30, 2002                                                                  2

           Condensed Consolidated Statements of Operations for the three
           months ended September 30, 2002 and 2001                                           3

           Condensed Consolidated Statements of Cash Flows for the three
           months ended September 30, 2002 and 2001                                           4

           Notes to Condensed Consolidated Financial Statements                               5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                9

           Forward Looking Statements                                                        14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        15

Item 4.    Controls and Procedures                                                           15

PART II.   Other Information

Item 1.    Legal Proceedings                                                                 16

Item 6.    Exhibits and Reports on Form 8-K                                                  16

Signatures                                                                                   17

Certifications                                                                               18


                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                          September 30,        June 30,
                                                                                              2002               2002
                                                                                         --------------     -------------
                                Assets                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                                            $     66,522       $    51,185
    Marketable securities                                                                          -                912
    Accounts receivable                                                                         9,225             9,831
    Prepaid membership materials                                                                2,415             2,061
    Prepaid expenses                                                                            3,897             4,325
    Membership solicitation and other deferred costs                                          118,361           129,085
                                                                                         --------------     -------------
             Total current assets                                                             200,420           197,399
Fixed assets, net                                                                              29,510            31,420
Goodwill                                                                                       42,039            42,039
Intangible assets, net                                                                          7,656             8,049
Other assets                                                                                    2,334             1,910
                                                                                         --------------     -------------
             Total assets                                                                $    281,959       $   280,817
                                                                                         ==============     =============

                Liabilities and Shareholders' Deficit
Current liabilities:
    Current maturities of long-term obligations                                          $        286       $     1,070
    Accounts payable                                                                           32,519            32,769
    Accrued liabilities                                                                        55,929            57,709
    Deferred membership fees                                                                  199,299           206,272
                                                                                         --------------     -------------
             Total current liabilities                                                        288,033           297,820
Deferred income taxes                                                                           2,286                 -
Long-term liabilities                                                                           3,365             3,627
                                                                                         --------------     -------------
             Total liabilities                                                                293,684           301,447


Shareholders' deficit:
    Preferred stock, $0.01 par value -- 1,000 shares
       authorized; no shares issued                                                                 -                 -
    Common stock, $0.01 par value -- 40,000 shares
       authorized; 17,500 shares issued (17,493 shares
       at June 30, 2002)                                                                          175               175
    Capital in excess of par value                                                            109,260           109,254
    Accumulated deficit                                                                       (24,372)          (42,185)
    Accumulated other comprehensive loss                                                         (458)             (373)
                                                                                         --------------     -------------
             Total shareholders' equity before treasury stock                                  84,605            66,871
    Treasury stock, 4,675 shares at cost (4,139 shares at June 30, 2002)                      (96,330)          (87,501)
                                                                                         --------------     -------------
             Total shareholders' deficit                                                      (11,725)          (20,630)
                                                                                         --------------     -------------
             Total liabilities and shareholders' deficit                                 $    281,959       $   280,817
                                                                                         ==============     =============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.





                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                              For the three months ended
                                                                                    September 30,
                                                                          -----------------------------------
                                                                              2002                  2001
                                                                          -------------         -------------

Revenues                                                                $     105,004         $     118,964

Expenses:
    Operating                                                                  18,074                21,068
    Marketing                                                                  65,549                76,790
    General and administrative                                                 18,863                23,009
    Amortization of intangible assets                                             393                   675
                                                                          -------------         -------------

Operating income (loss)                                                         2,125                (2,578)
Settlement of investment related litigation (Note 4)                           19,148                     -
(Loss) gain on sale of subsidiary (Note 3)                                       (959)               65,608
Net loss on investment                                                           (206)              (22,296)
Other income (expense), net                                                       119                   (90)
                                                                          -------------         -------------

Income before minority interest                                                20,227                40,644
Minority interest (Note 3)                                                          -                   450
                                                                          -------------         -------------

Income before income taxes                                                     20,227                41,094
Provision for income taxes                                                     (2,414)                 (743)
                                                                          -------------         -------------

Income before cumulative effect of accounting change                           17,813                40,351
Cumulative effect of accounting change (Note 2)                                     -                (5,907)
                                                                          -------------         -------------
Net income                                                              $      17,813         $      34,444
                                                                          =============         =============

Basic earnings per share:
     Income before cumulative effect of accounting change               $        1.35         $        2.62
     Cumulative effect of accounting change                                         -                 (0.38)
                                                                          -------------         -------------
     Basic earnings per share                                           $        1.35         $        2.24
                                                                          =============         =============

Diluted earnings per share:
     Income before cumulative effect of accounting change               $        1.30         $        2.51
     Cumulative effect of accounting change                                         -                 (0.37)
                                                                          -------------         -------------
     Diluted earnings per share                                         $        1.30         $        2.14
                                                                          =============         =============


Weighted average common shares used in earnings per share calculations:
     Basic                                                                     13,164                15,379
                                                                          =============         =============
     Diluted                                                                   13,669                16,077
                                                                          =============         =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.




                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                    For the three months ended
                                                                                          September 30,
                                                                                 ---------------------------------
                                                                                     2002                2001
                                                                                 --------------      -------------
Operating activities
    Net income                                                                 $      17,813       $      34,444
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
        Revenues before deferral                                                      98,114             105,496
        Marketing costs before deferral                                              (54,909)            (70,386)
        Revenues recognized                                                         (105,004)           (118,964)
        Marketing costs expensed                                                      65,549              76,790
        Depreciation and amortization                                                  3,129               3,428
        Deferred income taxes                                                          2,286                   -
        Gain on settlement                                                           (19,148)                  -
        Net loss (gain) on sale of subsidiary                                            959             (65,608)
        Net loss on investment                                                           206              22,296
        Minority interest                                                                  -                (450)
        Cumulative effect of accounting change                                             -               5,907
        Other                                                                            362                  42
                                                                                 --------------      -------------
                                                                                       9,357              (7,005)
    Change in assets and liabilities:
        Accounts receivable                                                            1,103               4,053
        Prepaid membership materials                                                    (354)               (638)
        Prepaid expenses                                                                 428                  61
        Other assets                                                                    (425)                 23
        Related party payables                                                             -                  12
        Accounts payable                                                                (280)               (748)
        Accrued liabilities                                                           (1,832)             (8,483)
                                                                                 --------------      -------------
Net cash provided by (used in) operating activities                                    7,997             (12,725)
                                                                                 --------------      -------------

Investing activities
    Acquisition of fixed assets                                                       (1,321)             (1,890)
    Settlement of investment related litigation                                       19,148                   -
    (Purchase price adjustments) proceeds from sale of subsidiary, net of
      cash sold                                                                         (750)             45,997
                                                                                 --------------      -------------
Net cash provided by investing activities                                             17,077              44,107
                                                                                 --------------      -------------

Financing activities
    Net proceeds from issuance of stock and warrants                                      21                 886
    Treasury stock purchases                                                          (8,869)             (7,330)
    Payments of long-term obligations                                                   (849)               (191)
                                                                                 --------------      -------------
Net cash used in financing activities                                                 (9,697)             (6,635)
                                                                                 --------------      -------------
Effect of exchange rate changes on cash and cash equivalents                             (40)               (132)
                                                                                 --------------      -------------
Net increase in cash and cash equivalents                                             15,337              24,615
Cash and cash equivalents at beginning of period                                      51,185              22,736
                                                                                 --------------      -------------
Cash and cash equivalents at end of period                                     $      66,522       $      47,351
                                                                                 ==============      =============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2002.

NOTE 2 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Adoption of SFAS 142
The Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective July 1, 2001. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company determined that at July 1, 2001, there was an impairment of goodwill of $5,907,000 at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with downward trends in the operations of the reporting unit. This amount was recorded as a cumulative effect of accounting change in the statement of operations for the three months ended September 30, 2001.

NOTE 3 - GAIN ON SALE OF SUBSIDIARY/LOSS ON INVESTMENT

During the quarter ended September 30, 2001, the Company sold its investment in iPlace, Inc. for $50,111,000 in cash and 1,601,000 shares of Homestore.com, Inc. stock. The Company reported a gain of $65,608,000 on the sale. During the quarter ended September 30, 2002, the Company settled with Homestore.com, Inc. all issues pending related to amounts held in escrow in connection with the sale. The Company reported a net loss of $959,000 related to the settlement.

During fiscal 2002, the investment in Homestore.com, Inc. declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com, Inc. to its fair value and recognized a loss of $22,296,000 in quarter ended September 30, 2002.

In addition, the Company sold all of its Homestore.com, Inc. common stock during the quarter ended September 30, 2002. The Company recognized a loss of $206,000 in connection with this sale.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - SETTLEMENT OF INVESTMENT RELATED LITIGATION

During the quarter ended September 30, 2002, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23,000,000 of which MemberWorks received $19,148,000.

NOTE 5 - INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income was approximately 12% for the three months ended September 30, 2002. The effective tax rate varied from the U.S. statutory rate for the quarter ended September 30, 2002 primarily due to the utilization of net operating loss carryforwards. During the quarter ended September 30, 2001, the Company recorded a provision for alternative minimum taxes of approximately $742,000 in connection with the gain on the sale of iPlace, Inc. This provision for alternative minimum taxes was later reversed in the June 2002 quarter due to a change in the tax laws.

NOTE 6 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                           Three months ended
                                                                               September 30,
                                                                          -----------------------
                                                                             2002        2001
                                                                          ----------   ----------
Numerator for basic and diluted earnings per share:
Net income before cumulative effect of accounting change                $    17,813  $    40,351
Cumulative effect of accounting change                                            -       (5,907)
                                                                          ----------   ----------
Net income                                                              $    17,813  $    34,444
                                                                          ==========   ==========

Denominator for basic earnings per share:
Weighted average number of common shares outstanding- basic                  13,164       15,379
Effect of dilutive securities:
   Options                                                                      505          698
                                                                          ----------   ----------
Weighted average number of common shares outstanding- diluted                13,669       16,077
                                                                          ==========   ==========

Basic earnings per share                                                $      1.35  $      2.24
                                                                          ==========   ==========
Diluted earnings per share                                              $      1.30  $      2.14
                                                                          ==========   ==========


The diluted earnings per share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. At September 30, 2002 and 2001 the Company had 3,331,000 and 2,027,000 shares, respectively, of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive.

NOTE 7 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                                              Three Months Ended
                                                                                 September 30,
                                                                           --------------------------
                                                                              2002           2001
                                                                           -----------    -----------
Net income                                                                 $   17,813     $   34,444
Foreign currency translation loss                                                 (85)          (164)
                                                                           -----------    -----------
Comprehensive income                                                       $   17,728     $   34,280
                                                                           ===========    ===========

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                  As of September 30, 2002                 As of June 30, 2002
                                             -----------------------------------   ------------------------------------
                                              Gross Carrying     Accumulated        Gross Carrying      Accumulated
                                                  Amount         Amortization           Amount          Amortization
                                             ----------------- -----------------   ------------------ -----------------
Amortized intangible assets:
   Membership and Client Relationships       $      13,195     $      (5,827)      $      13,195      $      (5,466)
   Non-Compete Agreements                              238              (238)                238               (238)
   Other                                               950              (662)                950               (630)
                                             ----------------- -----------------   ------------------ -----------------
      Total amortized intangible assets      $      14,383     $      (6,727)      $      14,383      $      (6,334)
                                             ================= =================   ================== =================

Unamortized intangible assets:
   Goodwill                                  $      42,039                         $      42,039


The future intangible amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Year:
     2003                                      $       1,393
     2004                                              1,045
     2005                                                840
     2006                                                695
     2007                                                554

Goodwill was tested for impairment during the quarter ended September 30, 2002 as required by SFAS 142. The Company has concluded that none of its goodwill is impaired. Fair value was estimated using discounted cash flow methodologies. In addition, the Company reassessed the useful lives of its indefinite intangible assets and determined that the lives were appropriate. The Company will test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

NOTE 9 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of September 30, 2002 and June 30, 2002 include an allowance for membership cancellations of $22,382,000 and $23,753,000, respectively.

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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The major components of the restructuring charges and the remaining accrual balances as of September 30, 2002 are as follows (in thousands):


                                                   Total           Non-cash         Cash Charges        Liability
                                                  Charges      Charges to date        to date            Balance
                                               --------------  -----------------   ---------------    --------------
Workforce reduction                            $     2,214     $          -        $      1,966       $       248
Lease obligations                                    3,094                -               1,300             1,794
Asset disposals                                      1,585            1,585                   -                 -
                                               --------------  -----------------   ---------------    --------------
  Total                                        $     6,893     $      1,585        $      3,266       $     2,042
                                               ==============  =================   ===============    ==============


NOTE 11 - LEGAL PROCEEDINGS

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject. The Company is involved in other lawsuits and claims generally incidental to its business including, but not limited to, various suits, including previously disclosed suits in the 2002 Annual Report filed on Form 10-K, brought against the Company by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's programs. In addition, from time to time, and in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory authorities. Management does not believe that there will be any material effect on the results of operations as a result of its outstanding litigation proceedings.

In March 2002, the Company and other plaintiffs filed suit against Homestore.com, Inc. in United States District Court for the District of Connecticut. The action was transferred to the United States District Court for the Central District of California. The suit, which sought injunctive and other relief, alleged securities fraud, negligent misrepresentation, breach of contract and other grounds in connection with the Company's sale of its interest in iPlace, Inc. In response to plaintiffs' preliminary motions, the court ordered Homestore.com, Inc. to place $58,000,000 in a constructive trust pending resolution of the lawsuit or further order of the court. During the quarter ended September 30, 2002, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23,000,000, of which MemberWorks received $19,148,000.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." MemberWorks does not believe that the adoption of SFAS 146 will have a material impact on the Company's financial statements.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MemberWorks addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors for an annual fee or a monthly fee. Membership service programs intend to enhance existing relationships between businesses and consumers. MemberWorks derives its revenues principally from annually renewable membership fees. The Company generally receives full payment of annual fees at or near the beginning of the membership period, but recognizes revenue as the member's refund privilege expires. Similarly, the costs associated with soliciting each new member, as well as the cost of royalties paid to clients, are recognized as the related revenue is recognized. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that are important to the Company's financial condition and results and involve subjective or complex judgments on the part of management, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: membership cancellation rates, deferred marketing costs, valuation of intangible assets, estimation of remaining useful lives of intangible assets, estimation of the effective tax rate and valuation of deferred tax assets. Estimates in each of these areas are based on historical experience and various assumptions that MemberWorks believes are appropriate. Actual results may differ from these estimates. MemberWorks believes the following represent the critical accounting policies of the Company as contemplated by Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies." For a summary of all of the Company's significant accounting policies, see Note 2 of the Notes to the consolidated financial statements of the Company's 2002 Annual Report filed on Form 10-K.

Revenue recognition
Membership fees are billed through clients of the Company primarily through credit cards. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program, either for a complete refund of the membership fee for that period or a prorata refund based on the remaining portion of the membership period depending upon the terms of the membership program. Deferred membership fees are recorded, net of estimated cancellations, after the trial period has expired, and are amortized as revenues upon the expiration of membership refund privileges. Revenue from members who are charged on a monthly payment program is recognized, net of estimated cancellations, as the membership fees are billed. An allowance for cancellations is established based on management's estimates and is updated regularly. In determining the estimate of allowance for cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products. Actual membership cancellations are charged against the allowance for cancellations on a current basis. If actual cancellations differ from the estimate, the results of operations would be impacted. Accrued liabilities set forth in the accompanying consolidated balance sheets as of September 30, 2002 and June 30, 2001 include an allowance for membership cancellations of $22.4 million and $23.8 million, respectively.

Membership solicitation and other deferred costs
Membership solicitation costs include marketing and direct mail costs related directly to membership solicitation (i.e., direct response advertising costs). In accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs," direct response advertising costs are deferred and charged to operations as revenues from membership fees are recognized. Other deferred costs consist of royalties paid to clients, which relate to the same revenue streams as the direct response advertising costs and are also charged to income over the membership period. Total membership solicitation costs incurred to obtain a new member generally are less than the estimated total membership fees. However, if total membership solicitation costs were to exceed total estimated membership fees, an adjustment would be made to the extent of any impairment.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Valuation of goodwill and other intangibles
MemberWorks reviews the carrying value of its goodwill and other intangible assets, and assesses the remaining useful lives of its intangible assets, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company reviews the carrying value of its goodwill and other intangible assets by comparing such amounts to their fair values. MemberWorks is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, MemberWorks would then be required to record a corresponding charge, which would impact earnings. Goodwill at July 1, 2002 and 2001, was tested for impairment during the quarters ended September 30, 2002 and 2001, respectively. The Company has concluded that none of its goodwill was impaired as of July 1, 2002. As of July 1, 2001, the Company determined that there was an impairment of goodwill of $5.9 million at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with downward trends in the operations of the reporting unit (see Note 2 to the Condensed Consolidated Financial Statements). This amount was recorded as a cumulative effect of accounting change in the statement of operations in the fiscal quarter ended September 30, 2001.

Income tax provision
MemberWorks estimates current tax provisions or benefits based on a projected effective tax rate for the fiscal year ended June 30, 2003 using the most currently available information and forecasts. The projected effective tax rate is updated for actual results and estimates when they become known. In addition, MemberWorks assesses the realization of deferred tax assets considering various assumptions, including estimates of future taxable income and ongoing tax strategies. A change in these underlying assumptions would impact the results of operations.


THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. Revenues decreased 12% to $105.0 million for the quarter ended September 30, 2002 from $119.0 million for the quarter ended September 30, 2001. The decrease in revenues is due to the effect of the sale of iPlace, Inc., the controlled slow down in new member marketing implemented in the beginning of fiscal 2002 and the closing of the United Kingdom operations. This controlled slow down was due to decreased response rates. Excluding iPlace, Inc., revenues were $105.0 million and $109.6 million during the quarter ended September 30, 2002 and 2001, respectively, and would have decreased 4%. As a percentage of total revenues, annual renewal revenues were 46% in 2002 and 48% in 2001. The decrease in annual renewal revenues as a percentage of total revenues is due to the increase in revenue from monthly members. Revenue from members who are charged on a monthly payment program increased to $16.3 million during the quarter ended September 30, 2002 from $7.7 million during the quarter ended September 30, 2001.

REVENUES BEFORE DEFERRAL. Revenues before deferral, which are revenues before the application of Staff Accounting Bulletin 101, "Revenue Recognition in the Financial Statements" ("SAB 101"), decreased 7% to $98.1 million for the quarter ended September 30, 2002 from $105.5 million for the quarter ended September 30, 2001. Revenues before deferral decreased compared to the prior year due to the effect of the sale of iPlace, Inc. and the closing of the United Kingdom operations. Excluding revenue from iPlace, Inc. and the United Kingdom from the prior year, revenue before deferral increased 5%. This increase was due to an increase in the average program price point. The Company's membership base decreased to approximately 6.3 million members at September 30, 2002 from 6.8 million members at September 30, 2001 due to the controlled slow down implemented in the beginning of fiscal 2002. As a percentage of total revenues before deferral, annual renewal revenues were 48% in 2002 and 50% in 2001. The decrease in annual renewal revenues as a percentage of total revenues is due to the increase in revenue from monthly members. Revenue from members who are charged on a monthly payment program increased to $16.3 million for the quarter ended September 30, 2002 from $7.7 million for the quarter ended September 30, 2001.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES. Operating expenses consist of member service call center costs, membership benefit costs and membership kit costs. Operating expenses decreased 14% to $18.1 million for the quarter ended September 30, 2002 from $21.1 million for the quarter ended September 30, 2001 primarily due to the sale of iPlace, Inc. As a percentage of revenues before deferral, operating expenses decreased to 18.4% for the quarter ended September 30, 2002 from 20.0% for the quarter ended September 30, 2001. Operating expenses decreased as a percentage of revenues before deferral primarily due to the sale of iPlace, Inc., which had higher operating costs as a percentage of revenue before deferral.

MARKETING EXPENSES. Marketing expenses consist of direct solicitation costs incurred to obtain new members and royalties paid to clients, which are generally amortized in the same manner as the related revenue. Marketing expenses decreased 15% to $65.5 million for the quarter ended September 30, 2002 from $76.8 million for the quarter ended September 30, 2001 primarily due to the effect of the controlled slowdown in new member marketing implemented in the beginning of fiscal 2002 and the effect of the sale of iPlace, Inc. As a percentage of revenue, marketing expenses decreased to 62.4% in 2002 from 64.5% in 2001 primarily due to a lower level of non-deferrable marketing expense in 2002.

MARKETING EXPENSES BEFORE DEFERRAL. Marketing expenses before deferral, which are marketing expenses before the application of SAB 101, decreased 22% to $54.9 million for the quarter ended September 30, 2002 from $70.4 million for the quarter ended September 30, 2001. As a percentage of revenues before deferral, marketing expenses before deferral decreased to 56.0% in 2002 from 66.7% in 2001. These decreases were due to an improvement in new and renewal member marketing expense ratios driven by the combination of price increases and marketing efficiencies as well as the effect of the sale of iPlace, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include personnel-related costs, occupancy costs and other overhead costs. General and administrative expenses decreased 18% to $18.9 million for the quarter ended September 30, 2002 from $23.0 million for the quarter ended September 30, 2001 and as a percentage of revenues before deferral, decreased to 19.2% in 2002 from 21.8% in 2001. These decreases were primarily due to the sale of iPlace, Inc., the closing of the United Kingdom operations and cost savings initiatives implemented in the beginning of the quarter ended December 31, 2001.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization decreased to $0.4 million during the quarter ended September 30, 2002 from $0.7 million for the quarter ended September 30, 2001 due to the effect of the sale of iPlace, Inc.

SETTLEMENT OF INVESTMENT RELATED LITIGATION. During the quarter ended September 30, 2002, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23.0 million of which MemberWorks received $19.1 million.

GAIN ON SALE OF SUBSIDIARY. During the quarter ended September 30, 2001, the Company sold its investment in iPlace, Inc. for $50.1 million in cash and 1.6 million shares of Homestore.com, Inc. stock. The Company reported a gain of $65.6 million on the sale. During the quarter ended September 30, 2002, the Company settled with Homestore.com, Inc. all issues pending related to amounts held in escrow in connection with the sale. The Company reported a net loss of $1.0 million related to the settlement.

NET LOSS INVESTMENT. During the quarter ended September 30, 2001, the Company reported a loss of $22.3 million reflecting the write-down of the Company's investment in Homestore.com, Inc. common stock to its fair market value. During the quarter ended September 30, 2002, the Company sold all of its Homestore.com, Inc. common stock and recognized a loss of $0.2 million.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME/EXPENSE, NET. Other income/expense, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit during the period. Other income was $0.1 million for the quarter ended September 30, 2002 versus other expense of $0.1 million for the quarter ended September 30, 2001. The increase in other income is due to an increased cash balance during the September 30, 2002 quarter.

PROVISION FOR INCOME TAXES. During the quarter ended September 30, 2002, the Company recorded a tax provision of $2.4 million based on an effective tax rate of approximately 12%. The effective tax rate varied from the U.S. statutory rate for the quarter ended September 30, 2002 primarily due to the utilization of net operating loss carryforwards. During the quarter ended September 30, 2001, the Company recorded a provision for alternative minimum taxes of approximately $0.7 million in connection with the gain on the sale of iPlace, Inc. This provision for alternative minimum taxes was later reversed in the June 2002 quarter due to a change in the tax laws.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow before changes in assets and liabilities was a positive $9.4 million for the quarter ended September 30, 2002 compared to a negative $7.0 million for the quarter ended September 30, 2001. The increase in operating cash flow before changes in assets and liabilities was primarily due to a decrease in marketing costs before deferral as a percentage of revenue before deferral, as well as the cost saving initiatives related to the restructuring plan.

Revenues before deferral were $98.1 million for the quarter ended September 30, 2002 versus $105.5 million for the quarter ended September 30, 2001. Revenues before deferral decreased compared to the prior year due to the effect of the sale of iPlace, Inc. and the closing of the United Kingdom operations. Excluding revenue from iPlace, Inc. and the United Kingdom from the prior year, revenue before deferral increased 5%. This increase was due to an increase in the average program price point. The Company's membership base was 6.3 million and
6.8 million at September 30, 2002 and 2001, respectively. The decrease in the membership base was due to a controlled slow down in new member marketing implemented in the beginning of the 2002 fiscal year.

Marketing expenses before deferral were $54.9 million for the quarter ended September 30, 2002 versus $70.4 million for the quarter ended September 30, 2001. As a percent of revenues before deferral, marketing expenses before deferral were 56.0% in 2002 and 66.7% in 2001. These decreases were due to an improvement in new and renewal member marketing expense ratios driven by the combination of price increases and marketing efficiencies as well as the effect of the sale of iPlace, Inc.

Changes in assets and liabilities decreased cash from operating activities by $1.4 million during the quarter ended September 30, 2002 versus $5.7 million during the quarter ended September 30, 2001. The negative effect of changes in assets and liabilities during the quarter ended September 30, 2002 was primarily due to the timing of the payment of certain expenses. In total, cash provided by operations was $8.0 million during the quarter ended September 30, 2002 versus cash used in operating activities of $12.7 million during the quarter ended September 30, 2001.

Net cash provided by investing activities was $17.1 million during the quarter ended September 30, 2002 versus $44.1 million during the quarter ended September 30, 2001. During the quarter ended September 30, 2002, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23.0 million of which MemberWorks received $19.1 million. In addition, during the quarter ended September 30, 2002, the Company settled with Homestore.com, Inc. all issues pending related to amounts held in escrow in connection with the sale. The Company paid $0.8 million from the escrow account related to the settlement. The net cash provided by investing activities during the quarter ended September 30, 2001 includes the receipt of $46.0 million in net proceeds from the sale of iPlace, Inc. in 2001. Capital expenditures were $1.3 million during the quarter ended September 30, 2002 and $1.9 million during the quarter ended September 30, 2001.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash used in financing activities was $9.7 million for the quarter ended September 30, 2002 versus $6.6 million for the quarter ended September 30, 2001 primarily due to the increase in the number of treasury stock shares repurchased in 2002. The Company purchased 537,000 shares of treasury stock during the quarter ended September 30, 2002 for $8.9 million and 315,000 shares during the quarter ended September 30, 2001 for $7.3 million. During the quarter ended September 30, 2002, the Board of Directors authorized an additional 2.5 million shares to be repurchased under the buyback program. As of September 30, 2002, the Company had 2.4 million shares available for repurchase under its buyback program.

As of September 30, 2002, the Company had cash and cash equivalents of $66.5 million. In addition, the Company has an $18 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. As of September 30, 2002, the effective interest rate for borrowings was 4.75%. There were no borrowings outstanding under this bank credit facility as of September 30, 2002. The bank credit facility has certain financial covenants, including a maximum debt coverage ratio, a minimum fixed charges coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. The Company believes that existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

The Company did not have any material commitments for capital expenditures as of September 30, 2002. The Company intends to utilize cash generated from operations to fulfill any capital expenditure requirements for the remainder of fiscal 2003.

COMMITMENTS

The Company is not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this Form 10-Q filing. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of September 30, 2002 are as follows (amounts in thousands):

                                                                  Payments Due by Period
                                      -------------------------------------------------------------------------------
                                                       Less than
                                          Total          1 year         1-3 years       4-5 years     After 5 years
                                      --------------  -------------   --------------  --------------  ---------------
Operating leases                      $     29,082    $     6,698     $     11,347    $      5,949    $      5,088
Capital leases                                  52             50                2               -               -
Notes payable                                    -              -                -               -               -
Other long-term obligations                    458            236              222               -               -
                                      --------------  -------------   --------------  --------------  ---------------
Total payments due                    $     29,592    $     6,984     $     11,571    $      5,949    $      5,088
                                      ==============  =============   ==============  ==============  ===============


The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

NEW ACCOUNTING PRONOUNCEMENTS

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which MemberWorks operates and the Company's management's beliefs and assumptions. These forward-looking statements include statements that do not relate solely to historical or current facts and can be identified by the use of words such as "believe," "expect," "estimate," "project," "continue" or "anticipate." These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

-    Higher than expected membership cancellations;

-    Lower than expected membership renewal rates;

-    Unanticipated changes in or termination of the Company's ability to process
     membership  fees  through  third  parties,   including   clients,   payment
     processors and bank card associations;

-    Changes in the marketing techniques of credit card issuers;

- Increases in the level of commission rates and other compensation required by marketing partners to actively market with MemberWorks;

- Potential reserve requirements by business partners such as the Company's payment processors;

- Unanticipated cancellation or termination of marketing agreements and the extent to which MemberWorks can continue successful development and marketing of new products and services;

-    The Company's ability to introduce new programs on a timely basis;

- The Company's ability to develop and implement operational and financial systems;

-    The Company's  ability to recover from a complete or partial system failure
     or  impairment,   other  hardware  or  software  related   malfunctions  or
     programming errors;

- The Company's ability to obtain financing on acceptable terms and to operate within the limitations imposed by financing arrangements;

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

MemberWorks cautions that such factors are not exclusive. All of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, MemberWorks does not have any intention or obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                            MEMBERWORKS INCORPORATED



Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate
The Company has an $18.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of September 30, 2002. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on April 1, 2003, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.

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

Fair Value
The Company does not have material exposure to market risk with respect to investments, as the Company does not hold any marketable securities as of September 30, 2002. MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.
The chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date") and have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective. The Company's disclosure controls are designed to ensure that material information relating to MemberWorks and its consolidated subsidiaries that are required to be disclosed in its reports under the Exchange Act is accumulated and communicated to the chief executive officer and chief financial officer.

Changes in internal controls.
There were no significant changes in the Company's internal controls or in other factors that could significantly affect our controls subsequent to the Evaluation Date.

                            MEMBERWORKS INCORPORATED

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject. The Company is involved in other lawsuits and claims generally incidental to its business including, but not limited to, various suits, including suits previously disclosed in the 2002 Annual Report filed on Form 10-K , brought against the Company by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's programs. In addition, from time to time, and in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory authorities. Management does not believe that there will be any material effect on the results of operations as a result of its outstanding litigation proceedings.

In March 2002, the Company and other plaintiffs filed suit against Homestore.com, Inc. in United States District Court for the District of Connecticut. The action was transferred to the United States District Court for the Central District of California. The suit, which sought injunctive and other relief, alleged securities fraud, negligent misrepresentation, breach of contract and other grounds in connection with the Company's sale of its interest in iPlace, Inc. In response to plaintiffs' preliminary motions, the court ordered Homestore.com, Inc. to place $58.0 million in a constructive trust pending resolution of the lawsuit or further order of the court. During the quarter ended September 30, 2002, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23.0 million, of which MemberWorks received $19.1 million.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits
    99.1 Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the President, Chief Executive Officer and Director of the Company
    99.2 Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer of the Company

b)  Reports on Form 8-K
    None

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEMBERWORKS INCORPORATED
                                       (Registrant)


Date:  November 14, 2002            By: /s/ Gary A. Johnson
                                        ----------------------------------------
                                        Gary A. Johnson, President, Chief
                                        Executive Officer and Director


       November 14, 2002            By: /s/ James B. Duffy
                                       -----------------------------------------
                                       James B. Duffy, Executive Vice President
                                       and Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Gary A. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MemberWorks
   Incorporated,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 14, 2002              By: /s/ Gary A. Johnson
                                          --------------------------------------
                                          Gary A. Johnson, President, Chief
                                          Executive Officer and Director

I, James B. Duffy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MemberWorks
   Incorporated,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 14, 2002        By: /s/ James B. Duffy
                                    --------------------------------------------
                                    James B. Duffy, Executive Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SABANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MemberWorks Incorporated (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary A. Johnson, President, Chief Executive Officer and Director of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Gary A. Johnson
------------------------
Gary A. Johnson
President, Chief Executive Officer and Director
MemberWorks Incorporated
November 14, 2002

                                                                    EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SABANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MemberWorks Incorporated (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James B. Duffy, Executive Vice President and Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ James B. Duffy
------------------------
James B. Duffy
Executive Vice President and Chief Financial Officer
MemberWorks Incorporated
November 14, 2002