Form 10-Q
period 2002-12-31
MEMBERWORKS INC
filed 2003-02-14
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X     No
                             ------     -------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes    X   No
                                                 -----     ------

Indicate the number of shares outstanding of each of the registrant's class of common stock as of the latest practicable date:
12,706,162 shares of Common Stock, $0.01 par value as of January 30, 2003.
--------------------------------------------------------------------------


                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


         PART I.    FINANCIAL INFORMATION                                                           PAGE

         Item 1.    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of December 31, 2002
                    and June 30, 2002                                                                  2

                    Condensed Consolidated Statements of Operations for the three and six
                    months ended December 31, 2002 and 2001                                            3

                    Condensed Consolidated Statements of Cash Flows for the six
                    months ended December 31, 2002 and 2001                                            4

                    Notes to Condensed Consolidated Financial Statements                               5


         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                               10

                    Forward Looking Statements                                                        18

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        19

         Item 4.    Controls and Procedures                                                           19

         PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                 20

         Item 4.    Submission of Matters to a Vote of Security Holders                               21

         Item 6.    Exhibits and Reports on Form 8-K                                                  21

         Signatures                                                                                   22

         Certifications                                                                               23


                                       MEMBERWORKS INCORPORATED

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands, except per share amounts)


                                                                                          December 31,         June 30,
                                                                                              2002              2002
                                                                                         --------------     -------------
                                Assets                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                                            $     82,792       $    51,185
    Marketable securities                                                                           -               912
    Accounts receivable                                                                        11,857             9,831
    Prepaid membership materials                                                                3,230             2,061
    Prepaid expenses                                                                            3,991             4,325
    Membership solicitation and other deferred costs                                          108,229           129,085
                                                                                         --------------     -------------
             Total current assets                                                             210,099           197,399
Fixed assets, net                                                                              28,235            31,420
Goodwill                                                                                       42,039            42,039
Intangible assets, net                                                                          7,310             8,049
Other assets                                                                                    2,333             1,910
                                                                                         --------------     -------------
             Total assets                                                                $    290,016       $   280,817
                                                                                         ==============     =============

                Liabilities and Shareholders' Deficit
Current liabilities:
    Current maturities of long-term obligations                                          $        268       $     1,070
    Accounts payable                                                                           33,878            32,769
    Accrued liabilities                                                                        64,212            57,709
    Deferred membership fees                                                                  196,290           206,272
                                                                                         --------------     -------------
             Total current liabilities                                                        294,648           297,820
Deferred income taxes                                                                           2,863                 -
Long-term liabilities                                                                           3,079             3,627
                                                                                         --------------     -------------
             Total liabilities                                                                300,590           301,447


Shareholders' deficit:
    Preferred stock, $0.01 par value -- 1,000 shares
       authorized; no shares issued                                                                 -                 -
    Common stock, $0.01 par value -- 40,000 shares
       authorized; 17,703 shares issued (17,493 shares
       at June 30, 2002)                                                                          177               175
    Capital in excess of par value                                                            111,094           109,254
    Accumulated deficit                                                                       (19,024)          (42,185)
    Accumulated other comprehensive loss                                                         (453)             (373)
                                                                                         --------------     -------------
             Total shareholders' equity before treasury stock                                  91,794            66,871
    Treasury stock, 5,008 shares at cost (4,139 shares at June 30, 2002)                     (102,368)          (87,501)
                                                                                         --------------     -------------
             Total shareholders' deficit                                                      (10,574)          (20,630)
                                                                                         --------------     -------------
             Total liabilities and shareholders' deficit                                 $    290,016       $   280,817
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


                                           MEMBERWORKS INCORPORATED

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    (In thousands, except per share data)

                                                                         Three months ended         Six months ended
                                                                            December 31,              December 31,
                                                                       ------------------------  ------------------------
                                                                          2002         2001         2002          2001
                                                                       -----------  -----------  -----------   ----------

Revenues                                                             $    114,045 $    102,684 $    219,049  $   221,648

Expenses:
    Operating                                                              19,178       19,508       37,252       40,576
    Marketing                                                              69,899       57,444      135,448      134,234
    General and administrative                                             18,764       18,570       37,627       41,579
    Restructuring and other charges                                             -        6,893            -        6,893
    Amortization of intangible assets                                         346          440          739        1,115
                                                                       -----------  -----------  -----------   ----------

Operating income (loss)                                                     5,858         (171)       7,983       (2,749)
Settlement of investment related litigation (Note 4)                            -            -       19,148            -
(Loss) gain on sale of subsidiary (Note 3)                                      -            -         (959)      65,608
Net loss on investment (Note 3)                                                 -       (9,043)        (206)     (31,339)
Other income (expense), net                                                   221           54          340          (36)
                                                                       -----------  -----------  -----------   ----------

Income (loss) before minority interest                                      6,079       (9,160)      26,306       31,484
Minority interest                                                               -            -            -          450
                                                                       -----------  -----------  -----------   ----------

Income (loss) before income taxes                                           6,079       (9,160)      26,306       31,934
Provision for income taxes                                                   (729)           -       (3,143)        (743)
                                                                       -----------  -----------  -----------   ----------

Income (loss) before cumulative effect of accounting change                 5,350       (9,160)      23,163       31,191
Cumulative effect of accounting change (Note 2)                                 -            -            -       (5,907)
                                                                       -----------  -----------  -----------   ----------
Net income (loss)                                                    $      5,350 $     (9,160)$     23,163  $    25,284
                                                                       ===========  ===========  ===========   ==========

Basic earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change     $       0.42 $      (0.62)$      1.79   $      2.07
     Cumulative effect of accounting change                                     -            -          -          (0.39)
                                                                      -----------  -----------   -----------   ----------
     Basic earnings (loss)  per share                                $       0.42 $      (0.62)$      1.79   $      1.68
                                                                       ===========  ===========  ===========   ==========

Diluted earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change     $       0.40 $      (0.62)$      1.71   $      2.01
     Cumulative effect of accounting change                                     -            -           -         (0.38)
                                                                       -----------   ----------  -----------  -----------
     Diluted earnings (loss) per share                               $       0.40 $      (0.62)$      1.71   $      1.63
                                                                       ===========  ===========  ===========   ==========

Weighted average common shares used in earnings (loss) per
share calculations:
     Basic                                                                 12,735       14,789       12,949       15,084
                                                                       ==========   ===========  ===========  ===========
     Diluted                                                               13,396       14,789       13,530       15,505
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




                                            MEMBERWORKS INCORPORATED

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 (In thousands)


                                                                                     For the six months ended
                                                                                           December 31,
                                                                                 ---------------------------------
                                                                                      2002                2001
                                                                                 --------------      -------------
Operating activities
    Net income                                                                 $      23,163       $      25,284
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
        Revenues before deferral                                                     209,140             206,697
        Marketing costs before deferral                                             (114,673)           (125,446)
        Revenues recognized                                                         (219,049)           (221,648)
        Marketing costs expensed                                                     135,448             134,234
        Depreciation and amortization                                                  6,169              6,677
        Deferred income taxes                                                          2,864                   -
        Gain on settlement                                                           (19,148)                  -
        Net loss (gain) on sale of subsidiary                                            959             (65,608)
        Net loss on investment                                                           206              31,339
        Restructuring and other charges                                                    -               1,585
        Minority interest                                                                  -                (450)
        Cumulative effect of accounting change                                             -               5,907
        Other                                                                            382                 688

    Change in assets and liabilities:
        Accounts receivable                                                           (1,529)              6,358
        Prepaid membership materials                                                  (1,169)             (1,173)
        Prepaid expenses                                                                 334              (2,087)
        Other assets                                                                    (424)                 32
        Related party payables                                                             -                  12
        Accounts payable                                                               1,044              (6,241)
        Accrued liabilities                                                            6,319                 455
                                                                                 --------------      -------------
Net cash provided by (used in) operating activities                                   30,036              (3,385)
                                                                                 --------------      -------------

Investing activities
    Acquisition of fixed assets                                                       (2,762)             (2,999)
    Settlement of investment related litigation                                       19,148                   -
    (Purchase price adjustments) proceeds from sale of subsidiary, net of
      cash sold                                                                         (750)             45,997
                                                                                 --------------      -------------
Net cash provided by investing activities                                             15,636              42,998
                                                                                 --------------      -------------

Financing activities
    Net proceeds from issuance of stock and warrants                                   1,851               1,196
    Treasury stock purchases                                                         (14,957)            (15,665)
    Payments of long-term obligations                                                   (927)               (359)
                                                                                 --------------      -------------
Net cash used in financing activities                                                (14,033)            (14,828)
                                                                                 --------------      -------------
Effect of exchange rate changes on cash and cash equivalents                             (32)               (221)
                                                                                 --------------      -------------
Net increase in cash and cash equivalents                                             31,607              24,564
Cash and cash equivalents at beginning of period                                      51,185              22,736
                                                                                 --------------      -------------
Cash and cash equivalents at end of period                                     $      82,792       $      47,300
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


                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2002.

NOTE 2 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Adoption of SFAS 142
Memberworks Incorporated ("the Company" or "MemberWorks") adopted Financial Accounting Standards Board Statement ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective July 1, 2001. With the adoption of SFAS 142, the Company reassessed the estimated useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization periods or residual values of other intangible assets. The Company determined that at July 1, 2001, there was an impairment of goodwill of $5,907,000 at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with downward trends in the operations of the reporting unit. This amount was recorded as a cumulative effect of accounting change in the statement of operations for the quarter ended September 30, 2001.

NOTE 3 - GAIN ON SALE OF SUBSIDIARY/LOSS ON INVESTMENT

During the quarter ended September 30, 2001, the Company sold its investment in iPlace, Inc. for $50,111,000 in cash and 1,601,000 shares of Homestore.com, Inc. stock. The Company reported a gain of $65,608,000 on the sale. During the quarter ended September 30, 2002, the Company settled with Homestore.com, Inc. all issues pending related to amounts held in escrow in connection with the sale. The Company recorded a net loss of $959,000 related to this purchase price adjustment in the quarter ended September 30, 2002.

During fiscal 2002, the investment in Homestore.com, Inc. declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com, Inc. to its fair value and recognized a loss of $22,296,000 in the quarter ended September 30, 2001 and a loss of $9,043,000 in the quarter ended December 31, 2001.

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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 5 - INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income was approximately 12% for the three and six months ended December 31, 2002. The effective tax rate varied from the U.S. statutory rate for the three and six months ended December 31, 2002 primarily due to the utilization of net operating loss carryforwards. During the quarter ended September 30, 2001, the Company recorded a provision for alternative minimum taxes of approximately $742,000 in connection with the gain on the sale of iPlace, Inc. This provision for alternative minimum taxes was later reversed in the June 2002 quarter due to a change in the tax laws.

NOTE 6 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                                          Three Months Ended         Six Months Ended
                                                                             December 31,              December 31,
                                                                       -----------------------   ------------------------
                                                                         2002         2001         2002          2001
                                                                       ----------   ----------   ----------    ----------
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change        $   5,350    $  (9,160)   $  23,163     $  31,191
Cumulative effect of accounting change                                     -            -            -            (5,907)
                                                                       ----------   ----------   ----------    ----------
Net income (loss)                                                      $   5,350    $  (9,160)   $  23,163     $  25,284
                                                                       ==========   ==========   ==========    ==========

Denominator for basic earnings (loss) per share:
Weighted average number of common shares outstanding - basic              12,735       14,789      12,949         15,084
Effect of dilutive securities:
     Options                                                                 661        -             581            421
                                                                       ----------   ----------   ----------    ----------
Weighted average number of common shares outstanding - diluted            13,396       14,789      13,530         15,505
                                                                       ==========   ==========   ==========    ==========


Basic earnings (loss) per share                                        $    0.42    $   (0.62)   $    1.79     $     1.68
                                                                       ==========   ==========   ==========    ==========
Diluted earnings (loss) per share                                      $    0.40    $   (0.62)   $    1.71     $     1.63
                                                                       ==========   ==========   ==========    ==========


The diluted earnings (loss) per share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. For the three months ended December 31, 2002 and 2001, the Company had 3,041,000 and 4,553,000 shares, respectively, of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive. For the six months ended December 31, 2002 and 2001, the Company had 3,112,000 and 3,479,000 shares, respectively, of potentially dilutive stock options that are not included in the calculations as they are antidilutive.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 7 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                                  Three months ended           Six months ended
                                                                     December 31,                December 31,
                                                               --------------------------  --------------------------
                                                                  2002          2001           2002         2001
                                                               ------------ -------------  ------------- ------------
Net income (loss)                                              $    5,350   $   (9,160)    $    23,163   $   25,284
Foreign currency translation gain (loss)                                5          (87)            (80)        (251)
                                                               ------------ -------------  ------------- ------------
Comprehensive income (loss)                                    $    5,355   $   (9,247)    $    23,083   $   25,033
                                                               ============ =============  ============= ============

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                  As of December 31, 2002                  As of June 30, 2002
                                             -----------------------------------   ------------------------------------
                                              Gross Carrying     Accumulated        Gross Carrying      Accumulated
                                                  Amount         Amortization           Amount          Amortization
                                             ----------------- -----------------   ------------------ -----------------
Amortized intangible assets:
   Membership and Client Relationships       $      13,195     $      (6,141)      $      13,195      $      (5,466)
   Other                                               950              (694)                950               (630)
                                             ----------------- -----------------   ------------------ -----------------
      Total amortized intangible assets      $      14,145     $      (6,835)      $      14,145      $      (6,096)
                                             ================= =================   ================== =================

Unamortized intangible assets:
   Goodwill                                  $      42,039                         $      42,039

The future intangible amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Year:
     2003                                      $       1,393
     2004                                              1,045
     2005                                                840
     2006                                                695
     2007                                                554

Goodwill was tested for impairment during the quarter ended September 30, 2002 as required by SFAS 142. The Company has concluded that none of its goodwill is impaired. Fair value was estimated using discounted cash flow methodologies. In addition, the Company reassessed the estimated useful lives of its indefinite intangible assets and determined that the lives were appropriate. The Company will test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

NOTE 9 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of December 31, 2002 and June 30, 2002 include an allowance for membership cancellations of $26,328,000 and $23,753,000, respectively.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



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

The major components of the restructuring charges and the remaining accrual balances as of December 31, 2002 are as follows (in thousands):

                                                   Total           Non-cash         Cash Charges        Liability
                                                  Charges      Charges to date        to date            Balance
                                               --------------  -----------------   ---------------    --------------
Workforce reduction                            $     2,214     $          -        $      2,053       $       161
Lease obligations                                    3,094                -               1,343             1,751
Asset disposals                                      1,585            1,585                   -                 -
                                               --------------  -----------------   ---------------    --------------
  Total                                        $     6,893     $      1,585        $      3,396       $     1,912
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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that MemberWorks was not liable to MedVal for any compensatory damages, they awarded $5,495,000 in punitive damages and costs against MemberWorks solely under CUTPA. MemberWorks believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. However, the date that the judge will rule on the motion is unknown. While the Company intends to vigorously seek to vacate this award, as well as to take action to prevent the enforcement of the award by, among other things, seeking to prevent the confirmation of the award, there can be no assurance that MemberWorks will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." MemberWorks does not believe that the adoption of SFAS 146 will have a material impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. MemberWorks does not believe that the adoption of FIN 45 will have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition provisions of this statement shall be effective for financial statements with fiscal years ending after December 15, 2002. The disclosure provisions of this statement shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial positions or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. While it will continue to evaluate the requirements of FIN 46, MemberWorks does not believe that the adoption of FIN 46 will have a material impact on the Company's financial statements.

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

Revenue recognition
Membership fees are billed through clients of the Company primarily through credit cards. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program, either for a complete refund of the membership fee for that period or a prorata refund based on the remaining portion of the membership period depending upon the terms of the membership program. Deferred membership fees are recorded, net of estimated cancellations, after the trial period has expired, and are amortized as revenues from membership fees upon the expiration of membership refund privileges. Revenue from members who are charged on a monthly payment program is recognized, net of estimated cancellations, as the membership fees are billed. An allowance for cancellations is established based on management's estimates and is updated regularly. In determining the estimate of allowance for cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products. Actual membership cancellations are charged against the allowance for cancellations on a current basis. If actual cancellations differ from the estimate, the results of operations would be impacted. Accrued liabilities set forth in the accompanying consolidated balance sheets as of December 31, 2002 and June 30, 2002 include an allowance for membership cancellations of $26.3 million and $23.8 million, respectively.

Membership solicitation and other deferred costs
Membership solicitation costs include marketing and direct mail costs related directly to membership solicitation (i.e., direct response advertising costs). In accordance with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs," direct response advertising costs are deferred and charged to operations over the membership period. Other deferred costs consist of royalties paid to clients, which relate to the same revenue streams as the direct response advertising costs and are also charged to income over the membership period. Total membership solicitation costs incurred to obtain a new member generally are less than the estimated total membership fees. However, if total membership solicitation costs were to exceed total estimated membership fees, an adjustment would be made to the extent of any impairment.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Valuation of goodwill and other intangibles
MemberWorks reviews the carrying value of its goodwill and other intangible assets, and assesses the remaining estimated useful lives of its intangible assets, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company reviews the carrying value of its goodwill and other intangible assets by comparing such amounts to their fair values. MemberWorks is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, MemberWorks would then be required to record a corresponding charge, which would negatively impact earnings. Goodwill at July 1, 2002 and 2001, was tested for impairment during the quarters ended September 30, 2002 and 2001, respectively. The Company concluded that none of its goodwill was impaired as of July 1, 2002. As of July 1, 2001, the Company determined that there was an impairment of goodwill of $5.9 million at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with downward trends in the operations of the reporting unit (see Note 2 to the Condensed Consolidated Financial Statements). This amount was recorded as a cumulative effect of accounting change in the statement of operations in the fiscal quarter ended September 30, 2001.

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


THREE MONTHS ENDED DECEMBER 31, 2002 VS. THREE MONTHS ENDED DECEMBER 31, 2001

REVENUES. Revenues increased 11% to $114.0 million for the quarter ended December 31, 2002 from $102.7 million for the quarter ended December 31, 2001. The increase in revenues is due to the Company's strategic initiative to migrate its members that participate in a full-money-back refund policy program to a prorata refund policy program, in addition to an increase in the average program price point. As of December 31, 2002, virtually all of the Company's membership base is enrolled in a prorata refund policy program. As a result of the Company's strategic initiative to move its members to a prorata refund policy program, revenues which would have been recognized at the end of a membership year are now recognized ratably during the membership year as the refund privileges expire in accordance with Staff Accounting Bulleting 101, "Revenue Recognition in the Financial Statements" ("SAB 101"). As a percentage of total revenues, annual renewal revenues were 50% in 2002 and 50% in 2001. Revenue from members who are charged on a monthly payment program increased to $17.4 million for the quarter ended December 31, 2002 from $7.8 million for the quarter ended December 31, 2001 due to an increase in members enrolled in a monthly payment plan.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


REVENUES BEFORE DEFERRAL. Revenues before deferral, which are revenues before the application of SAB 101, are an important measure of the Company's performance during the reporting period because they represent the actual membership fees billed during the current reporting period less an allowance for cancellations. The Company's management utilizes revenues before deferral to measure the Company's current performance. In contrast, revenue, as recognized under SAB 101, represents the membership fees billed in prior periods less an allowance for cancellations that have been amortized and recognized as the refund privileges expire. Revenues before deferral increased 10% to $111.0 million for the quarter ended December 31, 2002 from $101.2 million for the quarter ended December 31, 2001. Revenues before deferral increased compared to the prior year primarily due to an increase in the average program price point. The Company's membership base decreased to approximately 6.3 million members at December 31, 2002 from 6.5 million members at December 31, 2001 due to the controlled marketing slow down implemented in the beginning of fiscal 2002. This controlled marketing slow down was due to decreased response rates in certain distribution channels. As a percentage of total revenues before deferral, annual renewal revenues were 49% in 2002 and 50% in 2001. Members who are billed on a monthly payment plan are billed each month until the member cancels and the revenues from these members are excluded from the calculation of annual renewal revenues. Revenue from members who are charged on a monthly payment program increased to $17.4 million for the quarter ended December 31, 2002 from $7.8 million for the quarter ended December 31, 2001 due to an increase in members enrolled in a monthly payment plan.

OPERATING EXPENSES. Operating expenses consist of member service call center costs, membership benefit costs and membership program fulfillment costs. Operating expenses decreased 2% to $19.2 million for the quarter ended December 31, 2002 from $19.5 million for the quarter ended December 31, 2001. As a percentage of revenues, operating expenses decreased to 16.8% for the quarter ended December 31, 2002 from 19.0% for the quarter ended December 31, 2001 due to cost control measures and operating expense leverage gained from increased revenues.

MARKETING EXPENSES. Marketing expenses consist of direct solicitation costs incurred to obtain new members and royalties paid to clients, which are generally amortized in the same manner as the related revenue. Marketing expenses increased 22% to $69.9 million for the quarter ended December 31, 2002 from $57.4 million for the quarter ended December 31, 2001 due to an increased mix of non-deferred marketing costs expensed in 2002. As a percentage of revenue, marketing expenses increased to 61.3% in 2002 from 55.9% in 2001.

MARKETING COSTS BEFORE DEFERRAL. Marketing costs before deferral, which are marketing costs before the application of SAB 101, are an important measure of the Company's performance during the reporting period because they represent the actual marketing costs incurred during the current reporting period. The Company's management utilizes marketing costs before deferral to measure the Company's current performance. In contrast, marketing expenses, as recognized under SAB 101, represent the marketing costs incurred in prior periods that have been amortized and recognized in the same manner as the related revenues. Marketing costs before deferral increased 9% to $59.8 million for the quarter ended December 31, 2002 from $55.1 million for the quarter ended December 31, 2001 primarily due to the 10% increase in revenue before deferral. As a percentage of revenues before deferral, marketing costs before deferral decreased to 53.8% in 2002 from 54.4% in 2001 primarily due to an improvement in new member marketing efficiencies.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include personnel-related costs, occupancy costs and other overhead costs. General and administrative expenses increased 1% to $18.8 million for the quarter ended December 31, 2002 from $18.6 million for the quarter ended December 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 16.5% in 2002 from 18.1% in 2001 primarily due to leverage gained from increased revenues.

AMORTIZATION OF OTHER INTANGIBLES. Intangible amortization decreased to $0.3 million during the quarter ended December 31, 2002 from $0.4 million for the quarter ended December 31, 2001.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit during the period. Other income was $0.2 million for the quarter ended December 31, 2002 versus $0.1 million for the quarter ended December 31, 2001. The increase in other income is due to an increased cash balance during the December 31, 2002 quarter.

PROVISION FOR INCOME TAXES. During the quarter ended December 31, 2002, the Company recorded a tax provision of $0.7 million based on an effective tax rate of approximately 12%. The effective tax rate varied from the U.S. statutory rate for the quarter ended December 31, 2002 primarily due to the utilization of net operating loss carryforwards. The Company was not required to record a provision for income taxes for the quarter ended December 31, 2001 due to a tax loss realized in that period.

SIX MONTHS ENDED DECEMBER 31, 2002 VS. SIX MONTHS ENDED DECEMBER 31, 2001

REVENUES. Revenues decreased 1% to $219.0 million for the six months ended December 31, 2002 from $221.6 million for the six months ended December 31, 2001. The decrease in revenues is due to the sale of iPlace, Inc. and the closing of the United Kingdom operations. Excluding iPlace, Inc. from the prior year, revenues were $219.0 million and $212.3 million during the six months ended December 31, 2002 and 2001, respectively. The increase in revenues is due to the Company's strategic initiative to migrate its members that participate in a full-money-back refund policy program to a prorata refund policy program, in addition to an increase in the average program price point. As of December 31, 2002, virtually all of the Company's membership base is enrolled in a prorata refund policy program. As a result of the Company's strategic initiative to move its members to a prorata refund policy program, revenues which were recognized at the end of a membership year are now recognized ratably during the membership year as the refund privileges expire in accordance with SAB 101. As a percentage of total revenues, annual renewal revenues were 48% in 2002 and 49% in 2001. Members who are billed on a monthly payment plan are billed each month until the member cancels and the revenues from these members are excluded from the calculation of annual renewal revenues. The decrease in annual renewal revenues as a percentage of total revenues is due to the increase in revenue from monthly members. Revenue from members who are charged on a monthly payment program increased to $33.8 million during the six months ended December 31, 2002 from $15.5 million during the six months ended December 31, 2001 due to an increase in members enrolled in a monthly payment plan.

REVENUES BEFORE DEFERRAL. Revenues before deferral increased 1% to $209.1 million for the six months ended December 31, 2002 from $206.7 million for the six months ended December 31, 2001. Excluding revenue from iPlace, Inc. and the United Kingdom from the prior year, revenue before deferral increased 8%. Revenues before deferral increased compared to the prior year due to an increase in the average program price points as more members move to the premium products. The Company's membership base decreased to approximately 6.3 million members at December 31, 2002 from 6.5 million members at December 31, 2001 due to the controlled marketing slow down implemented in the beginning of fiscal 2002. As a percentage of total revenues before deferral, annual renewal revenues were 49% in 2002 and 49% in 2001. Revenue from members who are charged on a monthly payment program increased to $33.8 million during the six months ended December 31, 2002 from $15.5 million during the six months ended December 31, 2001 due to an increase in members enrolled in a monthly payment plan.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING EXPENSES. Operating expenses decreased 8% to $37.3 million for the six months ended December 31, 2002 from $40.6 million for the six months ended December 31, 2001 primarily due to sale of iPlace, Inc. As a percentage of revenues, operating expenses decreased to 17.0% for the six months ended December 31, 2002 from 18.3% for the six months ended December 31, 2001 primarily due to the sale of iPlace, Inc. which had higher operating costs as a percentage of revenue, the cost savings initiatives implemented in the beginning of the December 2001 quarter and operating expense leverage gained from increased revenues.

MARKETING EXPENSES. Marketing expenses increased 1% to $135.4 million for the six months ended December 31, 2002 from $134.2 million for the six months ended December 31, 2001. As a percentage of revenue, marketing expenses increased to 61.8% in 2002 from 60.6% in 2001. These increases are primarily due to a higher level of non-deferrable marketing expenses in six months ended December 31, 2002.

MARKETING COSTS BEFORE DEFERRAL. Marketing costs before deferral decreased 9% to $114.7 million for the six months ended December 31, 2002 from $125.4 million for the six months ended December 31, 2001. As a percentage of revenues before deferral, marketing costs before deferral decreased to 54.8% in 2002 from 60.7% in 2001. These decreases were primarily due to an improvement in new member marketing efficiencies and the sale of iPlace, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 10% to $37.6 million for the six months ended December 31, 2002 from $41.6 million for the six months ended December 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 17.2% in 2002 and 18.8% in 2001. These decreases were primarily due to the sale of iPlace, Inc., the closing of the United Kingdom operations and cost savings initiatives implemented in the beginning of the quarter ended December 31, 2001.

AMORTIZATION OF OTHER INTANGIBLES. Intangible amortization decreased to $0.7 million during the six months ended December 31, 2002 from $1.1 million for the six months ended December 31, 2001 due to the effect of the sale of iPlace, Inc.

SETTLEMENT OF INVESTMENT RELATED LITIGATION. During the quarter ended September 30, 2002, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23.0 million of which MemberWorks received $19.1 million.

GAIN ON SALE OF SUBSIDIARY. During the quarter ended September 30, 2001, the Company sold its investment in iPlace, Inc. for $50.1 million in cash and 1.6 million shares of Homestore.com, Inc. stock. The Company reported a gain of $65.6 million on the sale. During the quarter ended September 30, 2002, the Company settled with Homestore.com, Inc. all issues pending related to amounts held in escrow in connection with the sale. The Company recorded a net loss of $1.0 million related to this purchase price adjustment in the quarter ended September 30, 2002.

NET LOSS ON INVESTMENT. During the quarter ended September 30, 2001, the Company reported a loss of $22.3 million reflecting the write-down of the Company's investment in Homestore.com, Inc. common stock to its fair market value. During the quarter ended September 30, 2002, the Company sold all of its Homestore.com, Inc. common stock and recognized a loss of $0.2 million.

OTHER INCOME/EXPENSE, NET. Other income/expense, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit. Other income increased to $0.3 million in 2002 from expense of less than $0.1 million in 2001 due to the increase in the Company's cash balance.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PROVISION FOR INCOME TAXES. During the six months ended December 31, 2002, the Company recorded a tax provision of $3.1 million based on an effective tax rate of approximately 12%. The effective tax rate varied from the U.S. statutory rate for the six months ended December 31, 2002 primarily due to the utilization of net operating loss carryforwards. During the quarter ended September 30, 2001, the Company recorded a provision for alternative minimum taxes of approximately $0.7 million in connection with the gain on the sale of iPlace, Inc. this provision for alternative minimum taxes was later reversed in the June 2002 quarter due to a change in the tax laws.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $30.0 million for the six months ended December 31, 2002 versus cash used in operating activities of $3.4 million for the six months ended December 31, 2001. Net cash provided by operating activities is comprised of operating cash flow before changes in assets and liabilities and changes in assets and liabilities.

Operating cash flow before changes in assets and liabilities was positive $25.5 million for the six months ended December 31, 2002 compared to negative $0.7 million for the six months ended December 31, 2001. The increase in operating cash flow before changes in assets and liabilities was due to a decrease in marketing costs before deferral as a percentage of revenue before deferral, cost savings as a result of the restructuring plan and the actual costs incurred in December 2001 related to the restructuring plan. Revenues before deferral were $209.1 million for the six months ended December 31, 2002 versus $206.7 million for the six months ended December 31, 2001. Marketing expenses before deferral were $114.7 million for the six months ended December 31, 2002 versus $125.4 million for the six months ended December 31, 2001. As a percent of revenues before deferral, marketing expenses before deferral were 54.8% in 2002 and 60.7% in 2001. These decreases were primarily due to an improvement in new member marketing efficiencies and the sale of iPlace, Inc. Revenues before deferral increased 8% excluding revenue from iPlace, Inc., which was sold in August 2001, and the United Kingdom operating subsidiary, which was closed in October 2001, from the prior year. Excluding marketing expenses from iPlace, Inc., marketing expenses before deferral decreased 4%.

Changes in assets and liabilities increased cash from operating activities by $4.6 million in 2002 versus a decrease of $2.6 million in 2001. The positive effect of changes in assets and liabilities during the six months ended December 31, 2002 was primarily due to an increase in the cancellation liability related to the increase in revenue before deferral and the timing of the payment of certain expenses which the Company expects will reverse in the March 2003 quarter.

Net cash provided by investing activities was $15.6 million in 2002 versus $43.0 million in 2001. During the six months ended December 31, 2002, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23.0 million of which MemberWorks received $19.1 million. In addition, during the six months ended December 31, 2002, the Company settled with Homestore.com, Inc. all issues pending related to amounts held in escrow in connection with the sale. The Company paid $0.8 million from the escrow account related to the settlement. The net cash provided by investing activities during the six months ended December 31, 2001 includes the receipt of $46.0 million in net proceeds from the sale of iPlace, Inc. in 2001. Capital expenditures were $2.8 million during the six months ended December 31, 2002 and $3.0 million during the six months ended December 31, 2001.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net cash used in financing activities was $14.0 million for the six months ended December 31, 2002 versus $14.8 million for the six months ended December 31, 2001 primarily due to the repurchase of treasury stock. The Company purchased 873,000 shares of treasury stock in 2002 for $15.0 million, an average price of $17.13, and 1,142,000 shares in 2001 for $15.7 million, an average price of $13.72. During the quarter ended September 30, 2002, the Board of Directors authorized an additional 2.5 million shares to be repurchased under the buyback program. As of December 31, 2002, the Company had 2.1 million shares available for repurchase under its buyback program.

As of December 31, 2002, the Company had cash and cash equivalents of $82.8 million. In addition, the Company has an $18 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. As of December 31, 2002, the effective interest rate for borrowings was 6.16%. There were no borrowings outstanding under this bank credit facility as of December 31, 2002. The bank credit facility has certain financial covenants, including a maximum debt coverage ratio, a minimum fixed charges coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. The Company believes that existing cash balances, cash generated from its operations and its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

The Company did not have any material commitments for capital expenditures as of December 31, 2002. The Company intends to utilize cash generated from operations to fulfill any capital expenditure requirements for the remainder of fiscal 2003.


COMMITMENTS

The Company is not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this Form 10-Q filing. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of December 31, 2002 are as follows (amounts in thousands):

                                                                  Payments Due by Period
                                      -------------------------------------------------------------------------------
                                                        Less than
                                          Total           1 year         1-3 years       4-5 years     After 5 years
                                      --------------  -------------   --------------  --------------  ---------------
Operating leases                      $     27,645    $     6,424     $     11,135    $      5,346    $      4,740
Capital leases                                  33             33                -               -               -
Notes payable                                    -              -                -               -               -
Other long-term obligations                    262            235               27               -               -
                                      --------------  -------------   --------------  --------------  ---------------
Total payments due                    $     27,940    $     6,692     $     11,162    $      5,346    $      4,740
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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. MemberWorks does not believe that the adoption of FIN 45 will have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition provisions of this statement shall be effective for financial statements with fiscal years ending after December 15, 2002. The disclosure provisions of this statement shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not yet completed its analysis of the effects of adopting this statement on its consolidated financial positions or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. While it will continue to evaluate the requirements of FIN 46, MemberWorks does not believe that the adoption of FIN 46 will have a material impact on the Company's financial statements.

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

Forward-looking statements are not guarantees of future performance and are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

     --   Higher than expected membership cancellations;
     --   Lower than expected membership renewal rates;
     --   Changes in the marketing techniques of credit card issuers;
     -- Increases in the level of commission rates and other compensation required by marketing partners to actively market with MemberWorks;
     -- Potential reserve requirements by business partners such as the Company's payment processors;
     -- Unanticipated cancellation or termination of marketing agreements and the extent to which MemberWorks can continue successful development and marketing of new products and services;
     -- Unanticipated changes in or termination of the Company's ability to process membership fees through third parties, including clients, payment processors and bank card associations;
     --   The Company's ability to introduce new programs on a timely basis;
     -- The Company's ability to develop and implement operational and financial systems to manage growing operations;
     -- The Company's ability to recover from a complete or partial system failure or impairment, other hardware or software related malfunctions or programming errors;
     -- The Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;
     -- The Company's ability to integrate acquired businesses into the Company's management and operations and operate successfully;
     -- Further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;
     -- Changes in the growth rate of the overall U.S. economy, or the international economy where MemberWorks does business, such that credit availability, interest rates, consumer spending and related consumer debt are impacted;
     -- Additional government regulations and changes to existing government regulations of the Company's industry; and
     --   New accounting pronouncements

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

                            MEMBERWORKS INCORPORATED



Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate
The Company has an $18.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of December 31, 2002. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on April 1, 2003, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates.

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

Fair Value
The Company does not have material exposure to market risk with respect to investments, as the Company does not hold any marketable securities as of December 31, 2002. MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.
The chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing of this quarterly report (the "Evaluation Date") and have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective. The Company's disclosure controls and procedures are designed to ensure that material information relating to MemberWorks and its consolidated subsidiaries that are required to be disclosed in its reports under the Exchange Act is accumulated and communicated to the chief executive officer and chief financial officer.

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

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that MemberWorks was not liable to MedVal for any compensatory damages, they awarded $5.5 million in punitive damages and costs against MemberWorks solely under CUTPA. MemberWorks believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. However, the date that the judge will rule on the motion is unknown. While the Company intends to vigorously seek to vacate this award, as well as to take action to prevent the enforcement of the award by, among other things, seeking to prevent the confirmation of the award, there can be no assurance that MemberWorks will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable.

                            MEMBERWORKS INCORPORATED

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

a) MemberWorks Incorporated's 2002 Annual Meeting of Stockholders was held on November 21, 2002.

b) At the annual meeting the following Class III Directors were elected to the Board of Directors as follows:

        Gary A. Johnson:        For -       10,187,494
                                Against -    1,537,987
                                Abstain -            0
                                Nonvotes -           0
        Robert Kamerschen:      For -       11,415,592
                                Against -      309,889
                                Abstain -            0
                                Nonvotes -           0

   Class I Directors, Alec L. Ellison and Marc S. Tesler, and Class II Directors, Scott N. Flanders, Michael T. McClorey and Edward M. Stern, continue to serve as Directors of the Company.

c) The ratification of PricewaterhouseCoopers LLP as the Company's independent auditors was also approved at the annual meeting as follows:

                           For -            11,288,501
                           Against -           435,870
                           Abstain -             1,110
                           Nonvotes -                0


Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

    None.

b) Reports on Form 8-K
   On December 23, 2002, the Company filed on Form 8-K under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits" a Press Release announcing the completion of a marketing agreement with America Online, Inc.

                            MEMBERWORKS INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MEMBERWORKS INCORPORATED
                                  (Registrant)


Date:  February 14, 2003      By: /s/ Gary A. Johnson
                                  ---------------------------------------------
                                  Gary A. Johnson, President, Chief
                                  Executive Officer and Director


       February 14, 2003      By: /s/ James B. Duffy
                                  -----------------------------------
                                  James B. Duffy, Executive Vice President and
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)

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



Dated: February 14, 2003               By:    /s/ Gary A. Johnson
                                              ---------------------------------
                                              Gary A. Johnson, President, Chief
                                              Executive Officer and Director

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



Dated: February 14, 2003    By:  /s/ James B. Duffy
                                 -----------------------------------
                                 James B. Duffy, Executive Vice President and
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)