Form 10-Q/A
period 2002-09-30
MEMBERWORKS INC
filed 2003-05-06
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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
Yes   X     No
     ----       ----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes    X     No
                                                      -----      -----

Indicate the number of shares outstanding of each of the registrant's class of common stock as of the latest practicable date:
12,752,047 shares of Common Stock, $0.01 par value as of October 25, 2002.

                                EXPLANATORY NOTE

As previously announced, the Company is filing this amendment to Form 10-Q to restate its condensed consolidated financial statements (as more fully discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements) for the three months ended September 30, 2002. This amendment corrects the Company's first quarter 2003 financial statements to reflect the impact of accounting for the tax effect of disqualifying dispositions as a credit to capital in excess of par value in accordance with Statement of Financial Accounting Standards No.109. This amendment has no impact on cash flow, cash to be paid for taxes or pre-tax income.

This Form 10-Q/A amends and restates Items 1 and 2 of Part I of the original Form 10-Q only for the effects of the restatement, and no other information included in the original Form 10-Q is amended hereby.

                            MEMBERWORKS INCORPORATED
                              INDEX TO FORM 10-Q/A



PART I.    FINANCIAL INFORMATION                                                           PAGE

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2002
           and June 30, 2002                                                                  2

           Condensed Consolidated Statements of Operations for the three
           months ended September 30, 2002 and 2001                                           3

           Condensed Consolidated Statements of Cash Flows for the three
           months ended September 30, 2002 and 2001                                           4

           Notes to Condensed Consolidated Financial Statements                               5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               10

           Forward Looking Statements                                                        17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        18

Item 4.    Controls and Procedures                                                           18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 19

Item 6.    Exhibits and Reports on Form 8-K                                                  19

Signatures                                                                                   20

Certifications                                                                               21


                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                          September 30,        June 30,
                                                                                              2002              2002
                                                                                         --------------     -------------
                                Assets                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                                            $     66,522       $    51,185
    Marketable securities                                                                          -                912
    Accounts receivable                                                                         9,225             9,831
    Prepaid membership materials                                                                2,415             2,061
    Prepaid expenses                                                                            3,897             4,325
    Membership solicitation and other deferred costs                                          118,361           129,085
                                                                                         --------------     -------------
             Total current assets                                                             200,420           197,399
Fixed assets, net                                                                              29,510            31,420
Goodwill                                                                                       42,039            42,039
Intangible assets, net                                                                          7,656             8,049
Other assets                                                                                    2,334             1,910
                                                                                         --------------     -------------
             Total assets                                                                $    281,959       $   280,817
                                                                                         ==============     =============

                Liabilities and Shareholders' Deficit
Current liabilities:
    Current maturities of long-term obligations                                          $        286       $     1,070
    Accounts payable                                                                           32,519            32,769
    Accrued liabilities                                                                        56,217            57,709
    Deferred membership fees                                                                  199,299           206,272
    Deferred income taxes                                                                       1,824                 -
                                                                                         --------------     -------------
             Total current liabilities                                                        290,145           297,820
Long-term liabilities                                                                           3,365             3,627
                                                                                         --------------     -------------
             Total liabilities                                                                293,510           301,447


Shareholders' deficit:
    Preferred stock, $0.01 par value -- 1,000 shares
       authorized; no shares issued                                                                 -                 -
    Common stock, $0.01 par value -- 40,000 shares
       authorized; 17,500 shares issued (17,493 shares
       at June 30, 2002)                                                                          175               175
    Capital in excess of par value                                                            115,111           109,254
    Accumulated deficit                                                                       (30,049)          (42,185)
    Accumulated other comprehensive loss                                                         (458)             (373)
                                                                                         --------------     -------------
             Total shareholders' equity before treasury stock                                  84,779            66,871
    Treasury stock, 4,675 shares at cost (4,139 shares at June 30, 2002)                      (96,330)          (87,501)
                                                                                         --------------     -------------
             Total shareholders' deficit                                                      (11,551)          (20,630)
                                                                                         --------------     -------------
             Total liabilities and shareholders' deficit                                 $    281,959       $   280,817
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

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                              For the three months ended
                                                                                    September 30,
                                                                          -----------------------------------
                                                                              2002                  2001
                                                                          -------------         -------------

Revenues                                                                $     105,004         $     118,964

Expenses:
    Operating                                                                  18,074                21,068
    Marketing                                                                  65,549                76,790
    General and administrative                                                 18,863                23,009
    Amortization of intangible assets                                             393                   675
                                                                          -------------         -------------

Operating income (loss)                                                         2,125                (2,578)
Settlement of investment related litigation (Note 5)                           19,148                     -
(Loss) gain on sale of subsidiary (Note 4)                                       (959)               65,608
Net loss on investment (Note 4)                                                  (206)              (22,296)
Other income (expense), net                                                       119                   (90)
                                                                          -------------         -------------

Income before minority interest                                                20,227                40,644
Minority interest                                                                   -                   450
                                                                          -------------         -------------

Income before income taxes                                                     20,227                41,094
Provision for income taxes                                                     (8,091)                 (743)
                                                                          -------------         -------------

Income before cumulative effect of accounting change                           12,136                40,351
Cumulative effect of accounting change (Note 3)                                     -                (5,907)
                                                                          -------------         -------------
Net income                                                              $      12,136         $      34,444
                                                                          =============         =============

Basic earnings per share:
     Income before cumulative effect of accounting change               $        0.92         $        2.62
     Cumulative effect of accounting change                                         -                 (0.38)
                                                                          -------------         -------------
     Basic earnings per share                                           $        0.92         $        2.24
                                                                          =============         =============

Diluted earnings per share:
     Income before cumulative effect of accounting change               $        0.89         $        2.51
     Cumulative effect of accounting change                                         -                 (0.37)
                                                                          -------------         -------------
     Diluted earnings per share                                         $        0.89         $        2.14
                                                                          =============         =============


Weighted average common shares used in earnings per share calculations:
     Basic                                                                     13,164                15,379
                                                                          =============         =============

     Diluted                                                                   13,669                16,077
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

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                    For the three months ended
                                                                                          September 30,
                                                                                 ---------------------------------
                                                                                     2002                2001
                                                                                 --------------      -------------
Operating activities
    Net income                                                                 $      12,136       $      34,444
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
        Revenues before deferral                                                      98,114             105,496
        Marketing costs before deferral                                              (54,909)            (70,386)
        Revenues recognized                                                         (105,004)           (118,964)
        Marketing costs expensed                                                      65,549              76,790
        Depreciation and amortization                                                  3,129               3,428
        Tax benefit from employee stock plans                                          5,851                   -
        Deferred income taxes                                                          1,824                   -
        Gain on settlement                                                           (19,148)                  -
        Net loss (gain) on sale of subsidiary                                            959             (65,608)
        Net loss on investment                                                           206              22,296
        Minority interest                                                                  -                (450)
        Cumulative effect of accounting change                                             -               5,907
        Other                                                                            362                  42

    Change in assets and liabilities:
        Accounts receivable                                                            1,103               4,053
        Prepaid membership materials                                                    (354)               (638)
        Prepaid expenses                                                                 428                  61
        Other assets                                                                    (425)                 23
        Related party payables                                                             -                  12
        Accounts payable                                                                (280)               (748)
        Accrued liabilities                                                           (1,544)             (8,483)
                                                                                 --------------      -------------
Net cash provided by (used in) operating activities                                    7,997             (12,725)
                                                                                 --------------      -------------

Investing activities
    Acquisition of fixed assets                                                       (1,321)             (1,890)
    Settlement of investment related litigation                                       19,148                   -
    (Purchase price adjustments) proceeds from sale of subsidiary, net of
      cash sold                                                                         (750)             45,997
                                                                                 --------------      -------------
Net cash provided by investing activities                                             17,077              44,107
                                                                                 --------------      -------------

Financing activities
    Net proceeds from issuance of stock and warrants                                      21                 886
    Treasury stock purchases                                                          (8,869)             (7,330)
    Payments of long-term obligations                                                   (849)               (191)
                                                                                 --------------      -------------
Net cash used in financing activities                                                 (9,697)             (6,635)
                                                                                 --------------      -------------
Effect of exchange rate changes on cash and cash equivalents                             (40)               (132)
                                                                                 --------------      -------------
Net increase in cash and cash equivalents                                             15,337              24,615
Cash and cash equivalents at beginning of period                                      51,185              22,736
                                                                                 --------------      -------------
Cash and cash equivalents at end of period                                     $      66,522       $      47,351
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

NOTE 2 - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's consolidated financial statements for the quarter ended September 30, 2002, the Company determined that it had not properly recorded the tax impact of releasing the valuation allowance related to disqualifying dispositions as a credit to capital in excess of par value in accordance with Statement of Financial Accounting Standards No. 109. Accordingly, the Company revised its first quarter 2003 results to reflect the proper accounting treatment. As a result, these results reflect an effective tax rate of 40% rather than 12% as previously reported. This amendment has no impact on cash flow, cash to be paid for taxes or pre-tax income. The following chart summarizes the impact of this restatement on the September 30, 2002 results:

                                 As Previously Reported          As Revised
                                   September 30, 2002        September 30, 2002
                                 -----------------------     ------------------

  Accrued liabilities                  $   55,929               $    56,217
  Deferred income taxes                $    2,286               $     1,824
  Capital in excess of par             $  109,260               $   115,111
  Accumulated deficit                  $  (24,372)              $   (30,049)

                                    Three Months Ended        Three Months Ended
                                    September 30, 2002        September 30, 2002
                                    ------------------        ------------------

  Comprehensive income                  $   17,728               $    12,051
  Provision for income taxes            $    2,414               $     8,091
  Net income                            $   17,813               $    12,136
  Basic earnings per share              $    1.35                $     0.92
  Diluted earnings per share            $    1.30                $     0.89

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

NOTE 4 - GAIN ON SALE OF SUBSIDIARY/LOSS ON INVESTMENT

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

During fiscal 2002, the investment in Homestore.com, Inc. declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com, Inc. to its fair value and recognized a loss of $22,296,000 in the quarter ended September 30, 2002.

In addition, the Company sold all of its Homestore.com, Inc. common stock during the quarter ended September 30, 2002. The Company recognized a loss of $206,000 in connection with this sale.

NOTE 5- SETTLEMENT OF INVESTMENT RELATED LITIGATION

During the quarter ended September 30, 2002, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23,000,000 of which MemberWorks received $19,148,000.

NOTE 6 - INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income was approximately 40% for the three months ended September 30, 2002. The effective tax rate is higher than the U.S. federal statutory rate for the quarter ended September 30, 2002 primarily due to state taxes and other non-deductible items. During the quarter ended September 30, 2001, the Company recorded a provision for alternative minimum taxes of approximately $743,000 in connection with the gain on the sale of iPlace, Inc. This provision for alternative minimum taxes was later reversed in the June 2002 quarter due to a change in the tax laws.

In prior years, the Company recorded a full valuation allowance against deferred tax assets from net operating losses attributable to disqualifying dispositions. A portion of the valuation allowance associated with the deferred tax assets from net operating losses attributable to disqualifying dispositions was reversed to equity during the quarter ended September 30, 2002. Future reversals of the valuation allowance associated with net operating losses attributable to disqualifying dispositions will be recorded in equity and will not provide an income tax benefit for financial statement reporting purposes.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                           Three months ended
                                                                             September 30,
                                                                          -----------------------
                                                                             2002        2001
                                                                          ----------   ----------
Numerator for basic and diluted earnings per share:
Net income before cumulative effect of accounting change                $    12,136  $    40,351
Cumulative effect of accounting change                                            -       (5,907)
                                                                          ----------   ----------
Net income                                                              $    12,136  $    34,444
                                                                          ==========   ==========

Denominator for basic earnings per share:
Weighted average number of common shares outstanding- basic                  13,164       15,379
Effect of dilutive securities:
   Options                                                                      505          698
                                                                          ----------   ----------
Weighted average number of common shares outstanding- diluted                13,669       16,077
                                                                          ==========   ==========

Basic earnings per share                                                $      0.92  $      2.24
                                                                          ==========   ==========
Diluted earnings per share                                              $      0.89  $      2.14
                                                                          ==========   ==========

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The diluted earnings per share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. At September 30, 2002 and 2001 the Company had 3,331,000 and 2,027,000 shares, respectively, of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive.

NOTE 8 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                 Three Months Ended
                                                    September 30,
                                              --------------------------
                                                 2002           2001
                                              -----------    -----------
Net income                                    $   12,136     $   34,444
Foreign currency translation loss                    (85)          (164)
                                              -----------    -----------
Comprehensive income                          $   12,051     $   34,280
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

NOTE 11 - RESTRUCTURING CHARGES

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

NOTE 12 - LEGAL PROCEEDINGS

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

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Valuation of goodwill and other intangibles
MemberWorks reviews the carrying value of its goodwill and other intangible assets, and assesses the remaining useful lives of its intangible assets, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company reviews the carrying value of its goodwill and other intangible assets by comparing such amounts to their fair values. MemberWorks is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, MemberWorks would then be required to record a corresponding charge, which would impact earnings. Goodwill at July 1, 2002 and 2001, was tested for impairment during the quarters ended September 30, 2002 and 2001, respectively. The Company has concluded that none of its goodwill was impaired as of July 1, 2002. As of July 1, 2001, the Company determined that there was an impairment of goodwill of $5.9 million at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with downward trends in the operations of the reporting unit (see Note 3 to the Condensed Consolidated Financial Statements). This amount was recorded as a cumulative effect of accounting change in the statement of operations in the fiscal quarter ended September 30, 2001.

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


THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. Revenues decreased 12% to $105.0 million for the quarter ended September 30, 2002 from $119.0 million for the quarter ended September 30, 2001. The decrease in revenues is due to the effect of the sale of iPlace, Inc., the controlled slow down in new member marketing implemented in the beginning of fiscal 2002 and the closing of the United Kingdom operations. This controlled slow down was due to decreased response rates. Excluding revenues for the quarter ended September 30, 2001 of $9.4 million related to iPlace, Inc., revenues were $105.0 million and $109.6 million during the quarter ended September 30, 2002 and 2001, respectively, and would have decreased 4%. As a percentage of total revenues, annual renewal revenues were 46% in 2002 and 48% in 2001. The decrease in annual renewal revenues as a percentage of total revenues is due to the increase in revenue from monthly members. Revenue from members who are charged on a monthly payment program increased to $16.3 million during the quarter ended September 30, 2002 from $7.7 million during the quarter ended September 30, 2001.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES BEFORE DEFERRAL. Revenues before deferral, which are revenues before the application of Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), are an important measure of the Company's performance during the reporting period because they represent the actual membership fees billed during the current reporting period less an allowance for cancellations. The Company's management utilizes revenues before deferral to measure the Company's current performance. In contrast, revenue, as recognized under SAB 101, represents the membership fees billed in prior periods less an allowance for cancellations that have been amortized and recognized as the refund privileges expire. Revenues before deferral decreased 7% to $98.1 million for the quarter ended September 30, 2002 from $105.5 million for the quarter ended September 30, 2001. Revenues before deferral decreased compared to the prior year due to the effect of the sale of iPlace, Inc. and the closing of the United Kingdom operations. Excluding revenue from iPlace, Inc. of $11.0 million and the United Kingdom of $1.2 million from the prior year, revenue before deferral increased 5%. This increase was due to an increase in the average program price point. The Company's membership base decreased to approximately 6.3 million members at September 30, 2002 from 6.8 million members at September 30, 2001 due to the controlled slow down implemented in the beginning of fiscal 2002. As a percentage of total revenues before deferral, annual renewal revenues were 48% in 2002 and 50% in 2001. The decrease in annual renewal revenues as a percentage of total revenues is due to the increase in revenue from monthly members. Revenue from members who are charged on a monthly payment program increased to $16.3 million for the quarter ended September 30, 2002 from $7.7 million for the quarter ended September 30, 2001.

The following information provides a reconciliation of revenues before deferral to revenues reported for the quarter ended September 30:


                                                                             2003            2002
                                                                         -------------   --------------
 Revenues before deferral                                               $    98,114     $    105,496
 Deferred membership fees at beginning of period                            206,275          243,024
 Deferred membership fees at end of period                                 (199,299)        (209,797)
 Sale of iPlace, Inc.                                                             -          (19,784)
 Effect of changes in foreign exchange rates                                    (86)              25
                                                                         -------------   --------------
 Revenues reported                                                      $   105,004     $    118,964
                                                                         =============   ==============


OPERATING EXPENSES. Operating expenses consist of member service call center costs, membership benefit costs and membership kit costs. Operating expenses decreased 14% to $18.1 million for the quarter ended September 30, 2002 from $21.1 million for the quarter ended September 30, 2001 primarily due to the sale of iPlace, Inc. As a percentage of revenues operating expenses decreased to 17.2% for the quarter ended September 30, 2002 from 17.7% for the quarter ended September 30, 2001. Operating expenses decreased as a percentage of revenues primarily due to the sale of iPlace, Inc., which had higher operating costs as a percentage of revenue.

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MARKETING COSTS BEFORE DEFERRAL. Marketing costs before deferral, which are marketing costs before the application of SAB 101, are an important measure of the Company's performance during the reporting period because they represent the actual marketing costs incurred during the current reporting period. The Company's management utilizes marketing costs before deferral to measure the Company's current performance. In contrast, marketing expenses, as recognized under SAB 101, represent the marketing costs incurred in prior periods that have been amortized and recognized in the same manner as the related revenues. Marketing costs before deferral decreased 22% to $54.9 million for the quarter ended September 30, 2002 from $70.4 million for the quarter ended September 30, 2001. As a percentage of revenues before deferral, marketing costs before deferral decreased to 56.0% in 2002 from 66.7% in 2001. These decreases were due to an improvement in new and renewal member marketing expense ratios driven by the combination of price increases and marketing efficiencies as well as the effect of the sale of iPlace, Inc.

The following information provides a reconciliation of marketing costs before deferral to marketing expense reported for the quarter ended September 30:


                                                                                            2003            2002
                                                                                        -------------   --------------
 Marketing costs before deferral                                                       $    54,909     $     70,386
 Membership solicitation and other deferred costs at beginning of period                   129,085          154,059
 Membership solicitation and other deferred costs at end of period                        (118,361)        (137,651)
 Sale of iPlace, Inc.                                                                            -          (10,003)
 Effect of changes in foreign exchange rates                                                   (84)              (1)
                                                                                        -------------   --------------
 Marketing expenses reported                                                           $    65,549     $     76,790
                                                                                        =============   ==============


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include personnel-related costs, occupancy costs and other overhead costs. General and administrative expenses decreased 18% to $18.9 million for the quarter ended September 30, 2002 from $23.0 million for the quarter ended September 30, 2001 and as a percentage of revenues decreased to 18.0% in 2002 from 19.3% in 2001. These decreases were primarily due to the sale of iPlace, Inc., the closing of the United Kingdom operations and cost savings initiatives implemented in the beginning of the quarter ended December 31, 2001.

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

PROVISION FOR INCOME TAXES. During the quarter ended September 30, 2002, the Company recorded a tax provision of $8.1 million based on an effective tax rate of approximately 40%. The effective tax rate is higher than the U.S. federal statutory rate for the quarter ended September 30, 2002 primarily due to state taxes and other non-deductible items. During the quarter ended September 30, 2001, the Company recorded a provision for alternative minimum taxes of approximately $0.7 million in connection with the gain on the sale of iPlace, Inc. This provision for alternative minimum taxes was later reversed in the June 2002 quarter due to a change in the tax laws.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.0 million for the quarter ended September 30, 2002 versus cash used in operating activities of $12.7 million for the quarter ended September 30, 2001. Net cash provided by operating activities is comprised of operating cash flow before changes in assets and liabilities and changes in assets and liabilities.

Operating cash flow before changes in assets and liabilities is a measure of the Company's operating performance during the period based on revenues before deferral and marketing expenses before deferral. The following information provides a reconciliation of operating cash flow before changes in assets and liabilities to net cash provided by operating activities:


                                                                                  2002               2001
                                                                             ----------------   ---------------
Operating cash flow before changes in assets and liabilities                $     9,069        $     (7,005)
Changes in assets and liabilities                                                (1,072)             (5,720)
                                                                             ----------------   ---------------
Net cash provided by operating activities                                   $     7,997        $    (12,725)
                                                                             ================   ===============


Operating cash flow before changes in assets and liabilities was a positive $9.1 million for the quarter ended September 30, 2002 compared to a negative $7.0 million for the quarter ended September 30, 2001. The increase in operating cash flow before changes in assets and liabilities was primarily due to a decrease in marketing costs before deferral as a percentage of revenue before deferral, as well as the cost saving initiatives related to the restructuring plan.

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Changes in assets and liabilities decreased cash from operating activities by $1.1 million during the quarter ended September 30, 2002 versus $5.7 million during the quarter ended September 30, 2001. The negative effect of changes in assets and liabilities during the quarter ended September 30, 2002 was primarily due to the timing of the payment of certain expenses.

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

COMMITMENTS

The Company is not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this Form 10-Q/A filing. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which MemberWorks operates and the Company's management's beliefs and assumptions. These forward-looking statements include statements that do not relate solely to historical or current facts and can be identified by the use of words such as "believe," "expect," "estimate," "project," "continue" or "anticipate." These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

MemberWorks cautions that such factors are not exclusive. All of the forward-looking statements made in this Quarterly Report on Form 10-Q/A are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q/A. Except as required by law, MemberWorks does not have any intention or obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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


                                    MEMBERWORKS INCORPORATED
                                    (Registrant)


Date:  May 6, 2003       By:        /s/ Gary A. Johnson
                                    --------------------------------------------
                                    Gary A. Johnson, President, Chief
                                    Executive Officer and Director


       May 6, 2003       By:        /s/ James B. Duffy
                                    -----------------------------------
                                    James B. Duffy, Executive Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                                 CERTIFICATIONS

I, Gary A. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of MemberWorks Incorporated,

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



Dated: May 6, 2003            By:      /s/ Gary A. Johnson
                                       -----------------------------------
                                       Gary A. Johnson, President, Chief
                                       Executive Officer and Director

I, James B. Duffy, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of MemberWorks Incorporated,

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



Dated: May 6, 2003         By:      /s/ James B. Duffy
                                    -----------------------------------
                                    James B. Duffy, Executive Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)