Form 10-Q/A
period 2002-12-31
MEMBERWORKS INC
filed 2003-05-06
CIK 1020996

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

                                EXPLANATORY NOTE

As previously announced, the Company is filing this amendment to Form 10-Q to restate its condensed consolidated financial statements (as more fully discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements) for the three and six months ended December 31, 2002. This amendment corrects the Company's second quarter and six month financial statements to reflect the impact of accounting for the tax effect of disqualifying dispositions as a credit to capital in excess of par value in accordance with Statement of Financial Accounting Standards No.109. This amendment has no impact on cash flow, cash to be paid for taxes or pre-tax income.


This Form 10-Q/A amends and restates Items 1 and 2 of Part I of the original Form 10-Q only for the effects of the restatement, and no other information included in the original Form 10-Q is amended hereby.

                            MEMBERWORKS INCORPORATED
                              INDEX TO FORM 10-Q/A


PART I.    FINANCIAL INFORMATION                                                           PAGE

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of December 31, 2002
           and June 30, 2002                                                                  2

           Condensed Consolidated Statements of Operations for the three and six
           months ended December 31, 2002 and 2001                                            3

           Condensed Consolidated Statements of Cash Flows for the six
           months ended December 31, 2002 and 2001                                            4

           Notes to Condensed Consolidated Financial Statements                               5


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               11

           Forward Looking Statements                                                        20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        21

Item 4.    Controls and Procedures                                                           21

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 22

Item 4.    Submission of Matters to a Vote of Security Holders                               23

Item 6.    Exhibits and Reports on Form 8-K                                                  23

Signatures                                                                                   24

Certifications                                                                               25


                            MEMBERWORKS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                          December 31,        June 30,
                                                                                              2002              2002
                                                                                         --------------     -------------
                                Assets                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                                            $     82,792       $    51,185
    Marketable securities                                                                           -               912
    Accounts receivable                                                                        11,857             9,831
    Prepaid membership materials                                                                3,230             2,061
    Prepaid expenses                                                                            3,991             4,325
    Membership solicitation and other deferred costs                                          108,229           129,085
                                                                                         --------------     -------------
             Total current assets                                                             210,099           197,399
Fixed assets, net                                                                              28,235            31,420
Goodwill                                                                                       42,039            42,039
Intangible assets, net                                                                          7,310             8,049
Other assets                                                                                    2,333             1,910
                                                                                         --------------     -------------
             Total assets                                                                $    290,016       $   280,817
                                                                                         ==============     =============

                Liabilities and Shareholders' Deficit
Current liabilities:
    Current maturities of long-term obligations                                          $        268       $     1,070
    Accounts payable                                                                           33,878            32,769
    Accrued liabilities                                                                        64,412            57,709
    Deferred membership fees                                                                  196,290           206,272
    Deferred income taxes                                                                       1,875                 -
                                                                                         --------------     -------------
             Total current liabilities                                                        296,723           297,820
Long-term liabilities                                                                           3,079             3,627
                                                                                         --------------     -------------
             Total liabilities                                                                299,802           301,447


Shareholders' deficit:
    Preferred stock, $0.01 par value -- 1,000 shares
       authorized; no shares issued                                                                 -                 -
    Common stock, $0.01 par value -- 40,000 shares
       authorized; 17,703 shares issued (17,493 shares
       at June 30, 2002)                                                                          177               175
    Capital in excess of par value                                                            119,260           109,254
    Accumulated deficit                                                                       (26,402)          (42,185)
    Accumulated other comprehensive loss                                                         (453)             (373)
                                                                                         --------------     -------------
             Total shareholders' equity before treasury stock                                  92,582            66,871
    Treasury stock, 5,008 shares at cost (4,139 shares at June 30, 2002)                     (102,368)          (87,501)
                                                                                         --------------     -------------
             Total shareholders' deficit                                                       (9,786)          (20,630)
                                                                                         --------------     -------------
             Total liabilities and shareholders' deficit                                 $    290,016       $   280,817
                                                                                         ==============     =============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                         Three months ended         Six months ended
                                                                            December 31,              December 31,
                                                                       ------------------------  ------------------------
                                                                          2002         2001         2002          2001
                                                                       -----------  -----------  -----------   ----------

Revenues                                                             $    114,045 $    102,684 $    219,049  $   221,648

Expenses:
    Operating                                                              19,178       19,508       37,252       40,576
    Marketing                                                              69,899       57,444      135,448      134,234
    General and administrative                                             18,764       18,570       37,627       41,579
    Restructuring and other charges                                             -        6,893            -        6,893
    Amortization of intangible assets                                         346          440          739        1,115
                                                                       -----------  -----------  -----------   ----------

Operating income (loss)                                                     5,858         (171)       7,983       (2,749)
Settlement of investment related litigation (Note 5)                            -            -       19,148            -
(Loss) gain on sale of subsidiary (Note 4)                                      -            -         (959)      65,608
Net loss on investment (Note 4)                                                 -       (9,043)        (206)     (31,339)
Other income (expense), net                                                   221           54          340          (36)
                                                                       -----------  -----------  -----------   ----------

Income (loss) before minority interest                                      6,079       (9,160)      26,306       31,484
Minority interest                                                               -            -            -          450
                                                                       -----------  -----------  -----------   ----------

Income (loss) before income taxes                                           6,079       (9,160)      26,306       31,934
Provision for income taxes                                                 (2,432)           -      (10,523)        (743)
                                                                       -----------  -----------  -----------   ----------

Income (loss) before cumulative effect of accounting change                 3,647       (9,160)      15,783       31,191
Cumulative effect of accounting change (Note 3)                                 -            -            -       (5,907)
                                                                       -----------  -----------  -----------   ----------
Net income (loss)                                                    $      3,647 $     (9,160)$     15,783  $    25,284
                                                                       ===========  ===========  ===========   ==========

Basic earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change     $       0.29 $      (0.62)$      1.22   $      2.07
     Cumulative effect of accounting change                                     -            -          -          (0.39)
                                                                       -----------  -----------  -----------   ----------
     Basic earnings (loss)  per share                                $       0.29 $      (0.62)$      1.22   $      1.68
                                                                       ===========  ===========  ===========   ==========

Diluted earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change     $       0.27 $      (0.62)$      1.17   $      2.01
     Cumulative effect of accounting change                                     -            -           -         (0.38)
                                                                       -----------  -----------  -----------   ----------
     Diluted earnings (loss) per share                               $       0.27 $      (0.62)$      1.17   $      1.63
                                                                       ===========  ===========  ===========   ==========

Weighted average common shares used in earnings (loss) per share calculations:
     Basic                                                                 12,735       14,789       12,949       15,084
                                                                       ===========  ===========  ===========   ==========
     Diluted                                                               13,396       14,789       13,530       15,505
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

                            MEMBERWORKS INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                     For the six months ended
                                                                                           December 31,
                                                                                 ---------------------------------
                                                                                     2002                2001
                                                                                 --------------      -------------
Operating activities
    Net income                                                                 $      15,783       $      25,284
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
        Revenues before deferral                                                     209,140             206,697
        Marketing costs before deferral                                             (114,673)           (125,446)
        Revenues recognized                                                         (219,049)           (221,648)
        Marketing costs expensed                                                     135,448             134,234
        Depreciation and amortization                                                  6,169               6,677
        Deferred income taxes                                                          1,875                   -
        Tax benefit from employee stock plans                                          8,166                   -
        Gain on settlement                                                           (19,148)                  -
        Net loss (gain) on sale of subsidiary                                            959             (65,608)
        Net loss on investment                                                           206              31,339
        Restructuring and other charges                                                    -               1,585
        Minority interest                                                                  -                (450)
        Cumulative effect of accounting change                                             -               5,907
        Other                                                                            382                 688

    Change in assets and liabilities:
        Accounts receivable                                                           (1,529)              6,358
        Prepaid membership materials                                                  (1,169)             (1,173)
        Prepaid expenses                                                                 334              (2,087)
        Other assets                                                                    (424)                 32
        Related party payables                                                             -                  12
        Accounts payable                                                               1,044              (6,241)
        Accrued liabilities                                                            6,522                 455
                                                                                 --------------      -------------
Net cash provided by (used in) operating activities                                   30,036              (3,385)
                                                                                 --------------      -------------

Investing activities
    Acquisition of fixed assets                                                       (2,762)             (2,999)
    Settlement of investment related litigation                                       19,148                   -
    (Purchase price adjustments) proceeds from sale of subsidiary, net of
      cash sold                                                                         (750)             45,997
                                                                                 --------------      -------------
Net cash provided by investing activities                                             15,636              42,998
                                                                                 --------------      -------------

Financing activities
    Net proceeds from issuance of stock and warrants                                   1,851               1,196
    Treasury stock purchases                                                         (14,957)            (15,665)
    Payments of long-term obligations                                                   (927)               (359)
                                                                                 --------------      -------------
Net cash used in financing activities                                                (14,033)            (14,828)
                                                                                 --------------      -------------
Effect of exchange rate changes on cash and cash equivalents                             (32)               (221)
                                                                                 --------------      -------------
Net increase in cash and cash equivalents                                             31,607              24,564
Cash and cash equivalents at beginning of period                                      51,185              22,736
                                                                                 --------------      -------------
Cash and cash equivalents at end of period                                     $      82,792       $      47,300
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

NOTE 2 - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's consolidated financial statements for the quarter ended December 31, 2002, the Company determined that it had not properly recorded the tax impact of releasing the valuation allowance related to disqualifying dispositions as a credit to capital in excess of par value in accordance with Statement of Financial Accounting Standards No. 109. Accordingly, the Company revised its three and six month results to reflect the proper accounting treatment. As a result, these results reflect an effective tax rate of 40% rather than 12% as previously reported. This amendment has no impact on cash flow, cash to be paid for taxes or pre-tax income. The following chart summarizes the impact of this restatement:


                                                     As Previously Reported                 As Revised
                                                        December 31, 2002                December 31, 2002
                                                     ----------------------              -----------------
  Accrued liabilities                                     $   64,212                        $    64,412
  Deferred income taxes                                   $    2,863                        $     1,875
  Capital in excess of par                                $  111,094                        $   119,260
  Accumulated deficit                                     $  (19,024)                       $   (26,402)



                                                      As Previously Reported                 As Revised
                                                      ----------------------                 ----------
                                                   Three Months     Six Months      Three Months     Six Months
                                                      Ended            Ended           Ended            Ended
                                                   December 31,    December 31,     December 31,    December 31,
                                                       2002            2002             2002            2002
                                                       ----            ----             ----            ----
  Comprehensive income                              $    5,355     $   23,083        $    3,652      $ 15,703
  Provision for income taxes                        $      729     $    3,143        $    2,432      $ 10,523
  Net income                                        $    5,350     $   23,163        $    3,647      $ 15,783
  Basic earnings per share                          $     0.42     $     1.79        $     0.29      $   1.22
  Diluted earnings per share                        $     0.40     $     1.71        $     0.27      $   1.17



NOTE 3 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

NOTE 5 - SETTLEMENT OF INVESTMENT RELATED LITIGATION

During the quarter ended September 30, 2002, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23,000,000 of which MemberWorks received $19,148,000.

NOTE 6 - INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income was approximately 40% for the three and six months ended December 31, 2002. The effective tax rate was higher than the U.S. federal statutory rate for the three and six months ended December 31, 2002 primarily due to state taxes and other non-deductible items. During the quarter ended September 30, 2001, the Company recorded a provision for alternative minimum taxes of approximately $743,000 in connection with the gain on the sale of iPlace, Inc. This provision for alternative minimum taxes was later reversed in the June 2002 quarter due to a change in the tax laws.

In prior years, the Company recorded a full valuation allowance against deferred tax assets from net operating losses attributable to disqualifying dispositions. A portion of the valuation allowance associated with the deferred tax assets from net operating losses attributable to disqualifying dispositions was reversed to equity during the quarter and six months ended December 31, 2002. Future reversals of the valuation allowance associated with net operating losses attributable to disqualifying dispositions will be recorded in equity and will not provide an income tax benefit for financial statement reporting purposes.

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                         Three Months Ended         Six Months Ended
                                                                            December 31,              December 31,
                                                                       -----------------------   ------------------------
                                                                         2002         2001         2002          2001
                                                                       ----------   ----------   ----------    ----------
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change        $   3,647    $  (9,160)   $  15,783     $  31,191
Cumulative effect of accounting change                                     -            -            -            (5,907)
                                                                       ----------   ----------   ----------    ----------
Net income (loss)                                                      $   3,647    $  (9,160)   $  15,783     $  25,284
                                                                       ==========   ==========   ==========    ==========

Denominator for basic earnings (loss) per share:
Weighted average number of common shares outstanding - basic              12,735       14,789      12,949         15,084
Effect of dilutive securities:
     Options                                                                 661        -             581            421
                                                                       ----------   ----------   ----------    ----------
Weighted average number of common shares outstanding - diluted            13,396       14,789      13,530         15,505
                                                                       ==========   ==========   ==========    ==========

Basic earnings (loss) per share                                        $    0.29    $   (0.62)   $    1.22     $     1.68
                                                                       ==========   ==========   ==========    ==========
Diluted earnings (loss) per share                                      $    0.27    $   (0.62)   $    1.17     $     1.63
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

NOTE 8 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):


                                                                  Three months ended           Six months ended
                                                                     December 31,                December 31,
                                                               --------------------------  --------------------------
                                                                  2002          2001           2002         2001
                                                               ------------ -------------  ------------- ------------
Net income (loss)                                              $    3,647   $   (9,160)    $    15,783   $   25,284
Foreign currency translation gain (loss)                                5          (87)            (80)        (251)
                                                               ------------ -------------  ------------- ------------
Comprehensive income (loss)                                    $    3,652   $   (9,247)    $    15,703   $   25,033
                                                               ============ =============  ============= ============


                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

                            MEMBERWORKS INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following information provides a reconciliation of revenues before deferral to revenues reported for the quarter ended December 31:

                                                       2003            2002
                                                   -------------   ------------
Revenues before deferral                          $   111,026     $    101,201
Deferred membership fees at beginning of period       199,299          209,797
Deferred membership fees at end of period            (196,290)        (208,273)
Effect of changes in foreign exchange rates                10              (41)
                                                   -------------   ------------
Revenues reported                                 $   114,045     $    102,684
                                                   =============   ============

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following information provides a reconciliation of marketing costs before deferral to marketing expense reported for the quarter ended December 31:


                                                                                            2003            2002
                                                                                        -------------   --------------
Marketing costs before deferral                                                        $    59,764     $     55,060
Membership solicitation and other deferred costs at beginning of period                    118,361          137,651
Membership solicitation and other deferred costs at end of period                         (108,229)        (135,223)
Effect of changes in foreign exchange rates                                                      3              (44)
                                                                                        -------------   --------------
Marketing expenses reported                                                            $    69,899     $     57,444
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

PROVISION FOR INCOME TAXES. During the quarter ended December 31, 2002, the Company recorded a tax provision of $2.4 million based on an effective tax rate of approximately 40%. The effective tax rate was higher than the U.S. federal statutory rate for the quarter ended December 31, 2002 primarily due to state taxes and other non-deductible items. The Company was not required to record a provision for income taxes for the quarter ended December 31, 2001 due to the utilization of net operating loss carryforwards.

SIX MONTHS ENDED DECEMBER 31, 2002 VS. SIX MONTHS ENDED DECEMBER 31, 2001

REVENUES. Revenues decreased 1% to $219.0 million for the six months ended December 31, 2002 from $221.6 million for the six months ended December 31, 2001. The decrease in revenues is due to the sale of iPlace, Inc. and the closing of the United Kingdom operations. Excluding revenues of iPlace, Inc. of $9.4 million from the prior year, revenues were $219.0 million and $212.3 million during the six months ended December 31, 2002 and 2001, respectively. The increase in revenues is due to the Company's strategic initiative to migrate its members that participate in a full-money-back refund policy program to a prorata refund policy program, in addition to an increase in the average program price point. As of December 31, 2002, virtually all of the Company's membership base is enrolled in a prorata refund policy program. As a result of the Company's strategic initiative to move its members to a prorata refund policy program, revenues which were recognized at the end of a membership year are now recognized ratably during the membership year as the refund privileges expire in accordance with SAB 101. As a percentage of total revenues, annual renewal revenues were 48% in 2002 and 49% in 2001. Members who are billed on a monthly payment plan are billed each month until the member cancels and the revenues from these members are excluded from the calculation of annual renewal revenues. The decrease in annual renewal revenues as a percentage of total revenues is due to the increase in revenue from monthly members. Revenue from members who are charged on a monthly payment program increased to $33.8 million during the six months ended December 31, 2002 from $15.5 million during the six months ended December 31, 2001 due to an increase in members enrolled in a monthly payment plan.

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES BEFORE DEFERRAL. Revenues before deferral increased 1% to $209.1 million for the six months ended December 31, 2002 from $206.7 million for the six months ended December 31, 2001. Excluding revenue from iPlace, Inc. of $11.0 million and the United Kingdom of $1.2 million from the prior year, revenue before deferral increased 8%. Revenues before deferral increased compared to the prior year due to an increase in the average program price points as more members move to the premium products. The Company's membership base decreased to approximately 6.3 million members at December 31, 2002 from 6.5 million members at December 31, 2001 due to the controlled marketing slow down implemented in the beginning of fiscal 2002. As a percentage of total revenues before deferral, annual renewal revenues were 49% in 2002 and 49% in 2001. Revenue from members who are charged on a monthly payment program increased to $33.8 million during the six months ended December 31, 2002 from $15.5 million during the six months ended December 31, 2001 due to an increase in members enrolled in a monthly payment plan.

The following information provides a reconciliation of revenues before deferral to revenues reported for the six months ended December 31:

                                                       2003            2002
                                                   -------------   -------------
Revenues before deferral                          $   209,140     $    206,697
Deferred membership fees at beginning of period       206,275          243,024
Deferred membership fees at end of period            (196,290)        (208,273)
Sale of iPlace, Inc.                                        -          (19,784)
Effect of changes in foreign exchange rates               (76)             (16)
                                                   -------------   -------------
Revenues reported                                 $   219,049     $    221,648
                                                   =============   =============

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

The following information provides a reconciliation of marketing costs before deferral to marketing expense reported for the six months ended December 31:


                                                                                            2003            2002
                                                                                        -------------   --------------
Marketing costs before deferral                                                        $   114,673     $    125,446
Membership solicitation and other deferred costs at beginning of period                    129,085          154,059
Membership solicitation and other deferred costs at end of period                         (108,229)        (135,223)
Sale of iPlace, Inc.                                                                             -          (10,003)
Effect of changes in foreign exchange rates                                                    (81)             (45)
                                                                                        -------------   --------------
Marketing expenses reported                                                            $   135,448     $    134,234
                                                                                        =============   ==============


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

PROVISION FOR INCOME TAXES. During the six months ended December 31, 2002, the Company recorded a tax provision of $10.5 million based on an effective tax rate of approximately 40%. The effective tax rate was higher than the U.S. federal statutory rate for the six months ended December 31, 2002 primarily due to state taxes and other non-deductible items. During the six months ended September 30, 2001, the Company recorded a provision for alternative minimum taxes of approximately $0.7 million in connection with the gain on the sale of iPlace, Inc. This provision for alternative minimum taxes was later reversed in the June 2002 quarter due to a change in the tax laws.


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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating cash flow before changes in assets and liabilities is a measure of the Company's operating performance during the period based on revenues before deferral and marketing expenses before deferral. The following information provides a reconciliation of operating cash flow before changes in assets and liabilities to net cash provided by operating activities:


                                                                                  2002               2001
                                                                             ----------------   ---------------
Operating cash flow before changes in assets and liabilities                $    25,258        $       (741)
Changes in assets and liabilities                                                 4,778              (2,644)
                                                                             ----------------   ---------------
Net cash provided by operating activities                                   $    30,036        $     (3,385)
                                                                             ================   ===============


Operating cash flow before changes in assets and liabilities was positive $25.3 million for the six months ended December 31, 2002 compared to negative $0.7 million for the six months ended December 31, 2001. The increase in operating cash flow before changes in assets and liabilities was due to a decrease in marketing costs before deferral as a percentage of revenue before deferral, cost savings as a result of the restructuring plan and the actual costs incurred in December 2001 related to the restructuring plan. Revenues before deferral were $209.1 million for the six months ended December 31, 2002 versus $206.7 million for the six months ended December 31, 2001. Marketing expenses before deferral were $114.7 million for the six months ended December 31, 2002 versus $125.4 million for the six months ended December 31, 2001. As a percent of revenues before deferral, marketing expenses before deferral were 54.8% in 2002 and 60.7% in 2001. These decreases were primarily due to an improvement in new member marketing efficiencies and the sale of iPlace, Inc. Revenues before deferral increased 8% excluding revenue from iPlace, Inc., which was sold in August 2001, and the United Kingdom operating subsidiary, which was closed in October 2001, from the prior year. Excluding marketing expenses from iPlace, Inc., marketing expenses before deferral decreased 4%.

Changes in assets and liabilities increased cash from operating activities by $4.8 million in 2002 versus a decrease of $2.6 million in 2001. The positive effect of changes in assets and liabilities during the six months ended December 31, 2002 was primarily due to an increase in the cancellation liability related to the increase in revenue before deferral and the timing of the payment of certain expenses which the Company expects will reverse in the March 2003 quarter.

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

     - Additional government regulations and changes to existing government regulations of the Company's industry; and

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