Form 10-Q
period 2003-03-31
MEMBERWORKS INC
filed 2003-05-15
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                           Commission File No. 0-21527


                            MEMBERWORKS INCORPORATED
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      06-1276882
           --------                                    -------------------
     (State of Incorporation)                           (I.R.S. Employer
                                                       Identification No.)

                 680 Washington Boulevard
                   Stamford, Connecticut                    06901
          --------------------------------------         ------------
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

Indicate the number of shares outstanding of each of the registrant's class of common stock as of the latest practicable date: 12,050,619 shares of Common Stock, $0.01 par value as of April 30, 2003.


                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


         PART I.    FINANCIAL INFORMATION                                                           PAGE
         Item 1.    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets as of March 31, 2003
                    and June 30, 2002                                                                  2

                    Condensed Consolidated Statements of Operations for the three and nine
                    months ended March 31, 2003 and 2002                                               3

                    Condensed Consolidated Statements of Cash Flows for the nine
                    months ended March 31, 2003 and 2002                                               4

                    Notes to Condensed Consolidated Financial Statements                               5

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                               11

                    Forward Looking Statements                                                        20

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        22

         Item 4.    Controls and Procedures                                                           22

         PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                 23

         Item 6.    Exhibits and Reports on Form 8-K                                                  23

         Signatures                                                                                   24

         Certifications                                                                               25



                            MEMBERWORKS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                           March 31,           June 30,
                                                                                             2003               2002
                                                                                        --------------     -------------
                                Assets                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                                            $     70,679       $    51,185
    Marketable securities                                                                           -               912
    Accounts receivable                                                                        16,966             9,831
    Prepaid membership materials                                                                2,293             2,061
    Prepaid expenses                                                                            5,119             4,325
    Membership solicitation and other deferred costs                                           98,808           129,085
                                                                                         ------------       -----------
             Total current assets                                                             193,865           197,399
Fixed assets, net                                                                              26,801            31,420
Goodwill                                                                                       42,039            42,039
Intangible assets, net                                                                          6,974             8,049
Other assets                                                                                    2,684             1,910
                                                                                         ------------       -----------
             Total assets                                                                $    272,363       $   280,817
                                                                                         ============       ===========

                Liabilities and Shareholders' Deficit
Current liabilities:
    Current maturities of long-term obligations                                          $        253       $     1,070
    Accounts payable                                                                           30,529            32,769
    Accrued liabilities                                                                        62,629            57,709
    Deferred membership fees                                                                  187,011           206,272
    Deferred income taxes                                                                       3,587                 -
                                                                                         ------------       -----------
             Total current liabilities                                                        284,009           297,820
Long-term liabilities                                                                           3,082             3,627
                                                                                         ------------       -----------
             Total liabilities                                                                287,091           301,447


Shareholders' deficit:
    Preferred stock, $0.01 par value -- 1,000 shares
       authorized; no shares issued                                                                 -                 -
    Common stock, $0.01 par value -- 40,000 shares
       authorized; 17,790 shares issued (17,493 shares
       at June 30, 2002)                                                                          178               175
    Capital in excess of par value                                                            121,242           109,254
    Accumulated deficit                                                                       (23,070)          (42,185)
    Accumulated other comprehensive loss                                                         (381)             (373)
    Treasury stock, 5,565 shares at cost (4,139 shares at June 30, 2002)                     (112,697)          (87,501)
                                                                                         --------------     -------------
             Total shareholders' deficit                                                      (14,728)          (20,630)
                                                                                         --------------     -------------
             Total liabilities and shareholders' deficit                                 $    272,363       $   280,817
                                                                                         ==============     =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                            MEMBERWORKS INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                         Three months ended         Nine months ended
                                                                              March 31,                 March 31,
                                                                       ------------------------  ------------------------
                                                                          2003         2002         2003          2002
                                                                       -----------  -----------  -----------   ----------
Revenues                                                             $    118,647 $    100,800 $    337,696  $   322,448

Expenses:
    Operating                                                              20,653       19,069       57,905       59,645
    Marketing                                                              73,012       52,099      208,460      186,333
    General and administrative                                             19,130       18,385       56,757       59,964
    Restructuring and other charges                                             -            -            -        6,893
    Amortization of intangible assets                                         336          431        1,075        1,546
                                                                       -----------  -----------  -----------   ----------

Operating income                                                            5,516       10,816       13,499        8,067
Settlement of investment related litigation (Note 4)                            -            -       19,148            -
(Loss) gain on sale of subsidiary (Note 3)                                      -            -         (959)      65,608
Net loss on investment (Note 3)                                                 -            -         (206)     (31,339)
Other income (expense), net                                                    37         (321)         377         (357)
                                                                       -----------  -----------  -----------   ----------

Income before minority interest                                             5,553       10,495       31,859       41,979
Minority interest                                                               -            -            -          450
                                                                       -----------  -----------  -----------   ----------

Income  before income taxes                                                 5,553       10,495       31,859       42,429
Provision for income taxes                                                 (2,221)           -      (12,744)        (743)
                                                                       -----------  -----------  -----------   ----------

Income before cumulative effect of accounting change                        3,332       10,495       19,115       41,686
Cumulative effect of accounting change                                          -            -            -       (5,907)
                                                                       -----------  -----------  -----------   ----------
Net income                                                           $      3,332 $     10,495 $     19,115  $    35,779
                                                                       ===========  ===========  ===========   ==========

Basic earnings  per share:
     Income before cumulative effect of accounting change            $       0.27 $       0.74 $      1.49   $      2.82
     Cumulative effect of accounting change                                     -            -          -          (0.40)
                                                                      -----------   ----------   -----------  -----------
     Basic earnings  per share                                       $       0.27 $       0.74 $      1.49   $      2.42
                                                                       ===========  ===========  ===========   ==========

Diluted earnings  per share:
     Income before cumulative effect of accounting change            $       0.25 $       0.72 $      1.43   $      2.74
     Cumulative effect of accounting change                                     -            -           -         (0.39)
                                                                      -----------   ----------   -----------  -----------
     Diluted earnings per share                                      $       0.25 $       0.72 $      1.43   $      2.36
                                                                       ===========  ===========  ===========   ==========

Weighted average common shares used in earnings per share calculations:
     Basic                                                                 12,515       14,127       12,805       14,765
                                                                        ==========  ===========  ===========  ===========
     Diluted                                                               13,104       14,561       13,387       15,190
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




                            MEMBERWORKS INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                         For the nine months
                                                                                         ended March 31,
                                                                                 ---------------------------------
                                                                                     2003                2002
                                                                                 --------------      -------------
Operating activities
    Net income                                                                 $      19,115       $      35,779
    Adjustments to reconcile net income to net cash provided by operating activities:
        Revenues before deferral                                                     318,320             310,244
        Marketing costs before deferral                                             (178,143)           (182,465)
        Revenues recognized                                                         (337,696)           (322,448)
        Marketing costs expensed                                                     208,460             186,333
        Depreciation and amortization                                                  9,150              9,870
        Tax benefit from employee stock plans                                          8,782                   -
        Deferred income taxes                                                          3,587                   -
        Gain on settlement                                                           (19,148)                  -
        Net loss (gain) on sale of subsidiary                                            959             (65,608)
        Net loss on investment                                                           206              31,339
        Restructuring and other charges                                                    -               1,585
        Minority interest                                                                  -                (450)
        Cumulative effect of accounting change                                             -               5,907
        Other                                                                          1,609               1,887

    Change in assets and liabilities:
        Accounts receivable                                                           (7,495)             10,111
        Prepaid membership materials                                                    (232)               (961)
        Prepaid expenses                                                                (794)             (1,117)
        Other assets                                                                    (349)                 64
        Related party payables                                                             -                  12
        Accounts payable                                                              (2,334)            (11,910)
        Accrued liabilities                                                            4,788                 914
                                                                                 --------------      -------------
Net cash provided by operating activities                                             28,785               9,086
                                                                                 --------------      -------------

Investing activities
    Acquisition of fixed assets                                                       (4,099)             (4,419)
    Settlement of investment related litigation                                       19,148                   -
    (Purchase price adjustments) proceeds from sale of subsidiary,
      net of cash sold                                                                  (750)             45,997
    Other investments                                                                   (500)                  -
                                                                                 --------------      -------------
Net cash provided by investing activities                                             13,799              41,578
                                                                                 --------------      -------------

Financing activities
    Net proceeds from issuance of stock and warrants                                   3,177               1,305
    Treasury stock purchases                                                         (25,323)            (25,962)
    Payments of long-term obligations                                                 (1,001)               (520)
                                                                                 --------------      -------------
Net cash used in financing activities                                                (23,147)            (25,177)
                                                                                 --------------      -------------
Effect of exchange rate changes on cash and cash equivalents                              57                (229)
                                                                                 --------------      -------------
Net increase in cash and cash equivalents                                             19,494              25,258
Cash and cash equivalents at beginning of period                                      51,185              22,736
                                                                                 --------------      -------------
Cash and cash equivalents at end of period                                     $      70,679       $      47,994
                                                                                 ==============      =============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of MemberWorks Incorporated ("the Company" or "MemberWorks") to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2002.

NOTE 2 - STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally does not recognize compensation expense with respect to stock-based awards to employees. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," ("SFAS 148"), the Company's pro forma net income and earnings per share would have been as follows:

                                                                   Three months ended          Nine months ended
                                                                        March 31,                  March 31,
                                                                --------------------------  -------------------------
                                                                    2003         2002          2003         2002
                                                                --------------------------  ------------ ------------
Net income reported                                              $   3,332     $  10,495     $  19,115    $  35,779
Add: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related
   tax effects                                                           -            64             -            2
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of
   related tax effects                                               1,456         2,783         4,523        8,520
                                                                  -----------   ----------    ----------   ----------
Pro forma net income                                             $   1,876     $   7,776     $  14,592    $  27,261
                                                                  ===========   ==========    ==========   ==========

Earnings per share:
   As reported:
     Basic                                                       $    0.27     $    0.74     $   1.49     $   2.42
     Diluted                                                     $    0.25     $    0.72     $   1.43     $   2.36
   Pro forma:
     Basic                                                       $    0.15     $    0.55     $   1.14     $   1.85
     Diluted                                                     $    0.14     $    0.53     $   1.09     $   1.79

Under the stock option plans, the fair value of each option grant calculated under the provisions of SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods ended:




                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                            Three months ended              Nine months ended
                                                                March 31,                       March 31,
                                                      ------------------------------- -------------------------------
                                                          2003             2002           2003             2002
                                                      --------------   -------------- --------------   --------------
Dividend yield                                                   0%               0%             0%               0%
Expected volatility                                             50%              50%            50%              50%
Risk-free interest rate                                        3.0%             4.3%           3.5%             4.8%
Expected lives                                              5 years          5 years        5 years          5 years

The weighted average fair value per share of options granted at market value for the three months ended March 31, 2003 and 2002 was $6.53 and $6.92, respectively. The weighted average fair value per share of options granted at market value for the nine months ended March 31, 2003 and 2002 was $6.34 and $9.57, respectively. For unaudited pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period, four years, and the ESPP's look-back period, six-months.

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

NOTE 5 - INCOME TAX EXPENSE

Income tax expense as a percentage of pre-tax income was approximately 40% for the three and nine months ended March 31, 2003. The effective tax rate was higher than the U.S. statutory rate for the three and nine months ended March 31, 2003 primarily due to state taxes and other non-deductible items. During the quarter ended September 30, 2001, the Company recorded a provision for alternative minimum taxes of approximately $743,000 in connection with the gain on the sale of iPlace, Inc. This provision for alternative minimum taxes was later reversed in the June 2002 quarter due to a change in the tax laws.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions of Financial Accounting Standard Board Statement ("SFAS") No. 128, "Earnings Per Share." The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                      Three Months Ended       Nine Months Ended
                                                                           March 31,               March 31,
                                                                     ----------------------  -----------------------
                                                                       2003        2002        2003         2002
                                                                     ----------  ----------  ----------  -----------
Numerator for basic and diluted earnings per share:
Net income before cumulative effect of accounting change             $   3,332   $  10,495   $  19,115   $   41,686
Cumulative effect of accounting change                                   -           -           -           (5,907)
                                                                     ----------  ----------  ----------  -----------
Net income                                                           $   3,332   $  10,495   $  19,115   $   35,779
                                                                     ==========  ==========  ==========  ===========

Denominator for basic earnings per share:
Weighted average number of common shares outstanding - basic            12,515      14,127     12,805        14,765
Effect of dilutive securities:
     Options                                                               589         434        582           425
                                                                     ----------  ----------  ----------  -----------
Weighted average number of common shares outstanding - diluted          13,104      14,561     13,387        15,190
                                                                     ==========  ==========  ==========  ===========

Basic earnings per share                                             $    0.27   $    0.74   $    1.49   $     2.42
                                                                     ==========  ==========  ==========  ===========
Diluted earnings per share                                           $    0.25   $    0.72   $    1.43   $     2.36
                                                                     ==========  ==========  ==========  ===========


The diluted earnings per share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. For the three months ended March 31, 2003 and 2002, the Company had 2,812,000 and 3,311,000 shares, respectively, of stock options outstanding that are not included in the calculation as they are antidilutive. For the nine months ended March 31, 2003 and 2002, the Company had 3,108,000 and 3,077,000 shares, respectively, of stock options that are not included in the calculations as they are antidilutive.

NOTE 7 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                                                                  Three months ended           Nine months ended
                                                                       March 31,                   March 31,
                                                               --------------------------  --------------------------
                                                                  2003          2002           2003         2002
                                                               ------------ -------------  ------------- ------------
Net income                                                     $    3,332   $   10,495     $    19,115   $   35,779
Foreign currency translation gain (loss)                               72           (1)             (8)        (252)
                                                               ------------ -------------  ------------- ------------
Comprehensive income                                           $    3,404   $   10,494     $    19,107   $   35,527
                                                               ============ =============  ============= ============

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                    As of March 31, 2003                 As of June 30, 2002
                                             -----------------------------------  -----------------------------------
                                              Gross Carrying     Accumulated       Gross Carrying      Accumulated
                                                  Amount         Amortization          Amount          Amortization
                                             ----------------- -----------------  -----------------   ---------------
Amortized intangible assets:
   Membership and Client Relationships       $      13,195     $      (6,444)     $      13,195       $     (5,466)
   Other                                               950              (727)               950               (630)
                                             ----------------- -----------------  -----------------   ---------------
      Total amortized intangible assets      $      14,145     $      (7,171)     $      14,145       $     (6,096)
                                             ================= =================  =================   ===============

Unamortized intangible assets:
   Goodwill                                  $      42,039                        $      42,039

The future intangible amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Year:
     2003                                   $       1,393
     2004                                           1,045
     2005                                             840
     2006                                             695
     2007                                             554

Goodwill was tested for impairment during the quarter ended September 30, 2002 as required by SFAS 142. The Company concluded that none of its goodwill was impaired. Fair value was estimated using discounted cash flow methodologies. In addition, the Company reassessed the estimated useful lives of its indefinite-lived intangible assets and determined that the lives were appropriate. The Company will test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

NOTE 9 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS

Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of March 31, 2003 and June 30, 2002 include an allowance for membership cancellations of $22,502,000 and $23,753,000, respectively.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 - RESTRUCTURING CHARGES

The major components of the restructuring charges and the remaining accrual balances as of March 31, 2003 are as follows (in thousands):

                                                   Total           Non-cash         Cash Charges        Liability
                                                  Charges      Charges to date        to date            Balance
                                               --------------  -----------------   ---------------    --------------
Workforce reduction                            $     2,214     $          -        $      2,096       $       118
Lease obligations                                    3,094                -               1,364             1,730
Asset disposals                                      1,585            1,585                   -                 -
                                               --------------  -----------------   ---------------    --------------
  Total                                        $     6,893     $      1,585        $      3,460       $     1,848
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

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." The adoption of SFAS 146 did not have a material impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2002. The disclosure provisions of this statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

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

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

MemberWorks addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors for an annual fee or a monthly fee. Membership service programs intend to enhance existing relationships between businesses and consumers. MemberWorks derives its revenues principally from annually renewable membership fees. The Company generally receives full payment of annual fees at or near the beginning of the membership period, but recognizes revenue as the member's refund privilege expires. Similarly, the costs associated with soliciting each new member, as well as the cost of royalties paid to clients, are generally recognized as the related revenue is recognized. Profitability and cash flow generated from annual renewal memberships exceed that of annual new memberships due to the absence of solicitation costs associated with new member procurement. The Company recognizes revenue from members that are billed on a monthly payment plan in the month the billing occurs.

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


THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

REVENUES. Revenues increased 18% to $118.6 million for the quarter ended March 31, 2003 from $100.8 million for the quarter ended March 31, 2002. The increase in revenues is primarily due to an increase in the average program price point. In addition, as of December 31, 2002, virtually all of the Company's membership base was enrolled in a prorata refund policy program. As a result of the Company's strategic initiative to move its members to a prorata refund policy program, revenues which would have been recognized at the end of a membership year are now recognized ratably during the membership year as the refund privileges expire in accordance with Staff Accounting Bulleting 101, "Revenue Recognition in the Financial Statements" ("SAB 101"). As a percentage of total annual revenues, annual renewal revenues were 58% in 2003 and 55% in 2002. Revenue from members who are charged on a monthly payment program increased to $20.1 million for the quarter ended March 31, 2003 from $10.7 million for the quarter ended March 31, 2002 primarily due to an increase in members enrolled in a monthly payment plan.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES BEFORE DEFERRAL. Revenues before deferral, which are revenues before the application of SAB 101, are an important measure of the Company's performance during the reporting period because they represent the actual membership fees billed during the current reporting period less an allowance for cancellations. Revenue, as recognized under SAB 101, includes membership fees billed in prior periods less an allowance for cancellations that have been amortized and recognized during the current period as the refund privileges expire. Revenues before deferral increased 5% to $109.2 million for the quarter ended March 31, 2003 from $103.5 million for the quarter ended March 31, 2002. Revenues before deferral increased compared to the prior year primarily due to an increase in the average annual program price point. The average first year annual price point increased 17% to $111 as of March 31, 2003 from $95 as of March 31, 2002. Revenue from members who are charged on a monthly payment program also increased to $20.1 million for the quarter ended March 31, 2003 from $10.7 million for the quarter ended March 31, 2002. These increases were partially offset by a decrease in annual renewal revenue which represented 50% of total annual revenue before deferral in 2003 versus 60% in 2002. The Company's membership base also decreased to approximately 6.3 million members at March 31, 2003 from 6.6 million members at March 31, 2002. The decrease in annual renewal revenue and the decreased membership base are due to the controlled marketing slow down implemented in the beginning of fiscal 2002.

The following information provides a reconciliation of revenues before deferral to revenues reported for the quarter ended March 31:

                                                                                       2003              2002
                                                                                  ---------------   ----------------
Revenues before deferral                                                         $      109,180    $      103,547
Deferred membership fees at beginning of period                                         196,290           208,273
Deferred membership fees at end of period                                              (187,011)         (210,993)
Effect of changes in foreign exchange rates                                                 188               (27)
                                                                                  ---------------   ----------------
Revenues reported                                                                $      118,647    $      100,800
                                                                                  ===============   ================

OPERATING EXPENSES. Operating expenses consist of member service call center costs, membership benefit costs and membership program fulfillment costs. Operating expenses increased 8% to $20.7 million for the quarter ended March 31, 2003 from $19.1 million for the quarter ended March 31, 2002. As a percentage of revenues, operating expenses decreased to 17.4% for the quarter ended March 31, 2003 from 18.9% for the quarter ended March 31, 2002 due to operating expense leverage gained from increased revenues.

MARKETING EXPENSES. Marketing expenses consist of costs incurred to obtain new members and royalties paid to clients. Those costs that are considered direct response advertising costs and royalties paid to clients are generally amortized in the same manner as the related revenue as required by Statement of Position 93-7, "Reporting on Advertising Costs," ("SOP 93-7") and SAB 101. Marketing expenses increased 40% to $73.0 million for the quarter ended March 31, 2003 from $52.1 million for the quarter ended March 31, 2002 and, as a percentage of revenue, marketing expenses increased to 61.5% in 2003 from 51.7% in 2002. These increases are due to the 18% increase in revenue and an increased mix of non-deferred marketing costs expensed in 2003.

MARKETING COSTS BEFORE DEFERRAL. Marketing costs before deferral, which are marketing costs before the application of SAB 101 and SOP 93-7, are an important measure of the Company's performance during the reporting period because they represent the actual marketing costs incurred during the current reporting period. Marketing expenses, as recognized under SAB 101 and SOP 93-7, include marketing costs incurred in prior periods that have been amortized and recognized in the same manner as the related revenues. Marketing costs before deferral increased 11% to $63.5 million for the quarter ended March 31, 2003 from $57.0 million for the quarter ended March 31, 2002 due to increased levels of new member marketing. The Company increased its marketing for both new annual members and new monthly members. As a percentage of revenues before deferral, marketing costs before deferral increased to 58.1% in 2003 from 55.1% in 2002 due to the increased levels of monthly member marketing.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following information provides a reconciliation of marketing costs before deferral to marketing expense reported for the quarter ended March 31:

                                                                                 2003               2002
                                                                             --------------    ---------------
Marketing costs before deferral                                             $    63,470       $     57,019
Membership solicitation and other deferred costs at beginning of period         108,229            135,223
Membership solicitation and other deferred costs at end of period               (98,808)          (140,131)
Effect of changes in foreign exchange rates                                         121                (12)
                                                                             --------------    ---------------
Marketing expenses reported                                                 $    73,012       $     52,099
                                                                             ==============    ===============

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include personnel-related costs, occupancy costs and other overhead costs. General and administrative expenses increased 4% to $19.1 million for the quarter ended March 31, 2003 from $18.4 million for the quarter ended March 31, 2002. As a percentage of revenues, general and administrative expenses decreased to 16.1% in 2003 from 18.2% in 2002 primarily due to leverage gained from increased revenues.

AMORTIZATION OF OTHER INTANGIBLES. Intangible amortization decreased to $0.3 million during the quarter ended March 31, 2003 from $0.4 million for the quarter ended March 31, 2002.

OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents and interest expense on the Company's borrowings under its line of credit during the period. Other income increased to $37,000 for the quarter ended March 31, 2003 from other expense of $0.3 million for the quarter ended March 31, 2002. The increase in other income is due to an increased cash balance during the March 31, 2003 quarter.

PROVISION FOR INCOME TAXES. During the quarter ended March 31, 2003, the Company recorded a tax provision of $2.2 million based on an effective tax rate of approximately 40%. The effective tax rate was higher than the U.S. federal statutory rate for the quarter ended March 31, 2003 primarily due to state taxes and other non-deductible items. The Company was not required to record a provision for income taxes for the quarter ended March 31, 2002 due to the utilization of net operating losses during the period.

NINE MONTHS ENDED MARCH 31, 2003 VS. NINE MONTHS ENDED MARCH 31, 2002

REVENUES. Revenues increased 5% to $337.7 million for the nine months ended March 31, 2003 from $322.4 million for the nine months ended March 31, 2002. Excluding $9.4 million of revenue generated from iPlace, Inc., which was sold in the first quarter of fiscal 2002, revenues would have increased 8% over the prior year. The increase in revenues is due to the effects of the Company's strategic initiative to migrate its members that participate in a full-money-back refund policy program to a prorata refund policy program, in addition to increased levels of monthly member marketing and an increase in the average program price point. As of December 31, 2002, virtually all of the Company's membership base was enrolled in a prorata refund policy program. As a result of the Company's strategic initiative to move its members to a prorata refund policy program, revenues which would have been recognized at the end of a membership year are now recognized ratably during the membership year as the refund privileges expire in accordance with SAB 101. Revenue from members who are charged on a monthly payment program increased to $53.9 million during the nine months ended March 31, 2003 from $26.2 million during the nine months ended March 31, 2002 due to an increase in members enrolled in a monthly payment plan. As a percentage of total annual revenues, annual renewal revenues were 57% in 2003 and 53% in 2002.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES BEFORE DEFERRAL. Revenues before deferral increased 3% to $318.3 million for the nine months ended March 31, 2003 from $310.2 million for the nine months ended March 31, 2002. Excluding revenue from iPlace, Inc. of $11.0 million and the United Kingdom of $1.7 million from the prior year, revenue before deferral increased 7%. Revenues before deferral increased compared to the prior year due to increased revenue from members who are charged on a monthly payment program. Revenue from monthly members increased to $53.9 million during the nine months ended March 31, 2003 from $26.2 million during the nine months ended March 31, 2002. This increase was partially offset by a decrease in annual renewal revenues. As a percentage of total annual revenues before deferral, annual renewal revenues were 55% in 2003 and 57% in 2002. The decrease in annual renewal revenue is due to the controlled marketing slow down implemented in the beginning of fiscal 2002.

The following information provides a reconciliation of revenues before deferral to revenues reported for the nine months ended March 31:

                                                                                  2003              2002
                                                                             ----------------  ---------------
Revenues before deferral                                                    $   318,320       $    310,244
Deferred membership fees at beginning of period                                 206,272            243,024
Deferred membership fees at end of period                                      (187,011)          (210,993)
Sale of iPlace, Inc.                                                                  -            (19,784)
Effect of change in foreign exchange rates                                          115                (43)
                                                                             ----------------  ---------------
Revenues reported                                                           $   337,696       $    322,448
                                                                             ================  ===============

OPERATING EXPENSES. Operating expenses decreased 3% to $57.9 million for the nine months ended March 31, 2003 from $59.6 million for the nine months ended March 31, 2002 primarily due to the sale of iPlace, Inc. As a percentage of revenues, operating expenses decreased to 17.1% for the nine months ended March 31, 2003 from 18.5% for the nine months ended March 31, 2002 primarily due to the cost savings initiatives implemented in the beginning of the December 2001 quarter and operating expense leverage gained from increased revenues.

MARKETING EXPENSES. Marketing expenses increased 12% to $208.5 million for the nine months ended March 31, 2003 from $186.3 million for the nine months ended March 31, 2002 resulting in the increase in revenue reported for the nine months ended March 31, 2003. As a percentage of revenue, marketing expenses increased to 61.7% in 2003 from 57.8% in 2002 primarily due to a higher level of non-deferrable marketing expenses incurred in the nine months ended March 31, 2003.

MARKETING COSTS BEFORE DEFERRAL. Marketing costs before deferral decreased 2% to $178.1 million for the nine months ended March 31, 2003 from $182.5 million for the nine months ended March 31, 2002. As a percentage of revenues before deferral, marketing costs before deferral decreased to 56.0% in 2003 from 58.8% in 2002. These decreases were primarily due to an improvement in new member marketing efficiencies.

The following information provides a reconciliation of marketing costs before deferral to marketing expense reported for the nine months ended March 31:

                                                                                  2003              2002
                                                                             ----------------  ---------------
Marketing costs before deferral                                             $   178,143       $    182,465
Membership solicitation and other deferred costs at beginning of period         129,085            154,059
Membership solicitation and other deferred costs at end of period               (98,808)          (140,131)
Sale of iPlace, Inc.                                                                  -            (10,003)
Effect of changes in foreign exchange rates                                          40                (57)
                                                                             ----------------  ---------------
Marketing expenses reported                                                 $   208,460       $    186,333
                                                                             ================  ===============

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 5% to $56.8 million for the nine months ended March 31, 2003 from $60.0 million for the nine months ended March 31, 2002. As a percentage of revenues, general and administrative expenses decreased to 16.8% in 2003 and 18.6% in 2002. These decreases were primarily due to the sale of iPlace, Inc. and the closing of the United Kingdom operations.

AMORTIZATION OF OTHER INTANGIBLES. Intangible amortization decreased to $1.1 million during the nine months ended March 31, 2003 from $1.5 million for the nine months ended March 31, 2002 due to the effect of the sale of iPlace, Inc.

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

OTHER INCOME/EXPENSE, NET. Other income increased to $0.4 million in 2003 from expense of $0.4 million in 2002 due to the increase in the Company's cash balance.

PROVISION FOR INCOME TAXES. During the nine months ended March 31, 2003, the Company recorded a tax provision of $12.7 million based on an effective tax rate of approximately 40%. The effective tax rate was higher than the U.S. federal statutory rate for the nine months ended March 31, 2003 primarily due to state taxes and other non-deductible items. During the nine months ended September 30, 2002, the Company recorded a provision for alternative minimum taxes of approximately $0.7 million in connection with the gain on the sale of iPlace, Inc. This provision for alternative minimum taxes was later reversed in the June 2002 quarter due to a change in the tax laws.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $28.8 million for the nine months ended March 31, 2003 versus cash provided by operating activities of $9.1 million for the nine months ended March 31, 2002. The increase in operating cash flow was due to a decrease in marketing costs before deferral as a percentage of revenue before deferral, cost savings as a result of the restructuring plan and the actual costs incurred in December 2001 related to the restructuring plan, offset by the negative impact of changes in assets and liabilities. Revenues before deferral were $318.3 million for the nine months ended March 31, 2003 versus $310.2 million for the nine months ended March 31, 2002. Marketing expenses before deferral were $178.1 million for the nine months ended March 31, 2003 versus $182.5 million for the nine months ended March 31, 2002. As a percent of revenues before deferral, marketing expenses before deferral were 56.0% in 2003 and 58.8% in 2002. These decreases were primarily due to an improvement in new member marketing efficiencies achieved in fiscal 2003. Changes in assets and liabilities decreased cash from operating activities by $6.4 million in 2003 versus a decrease of $2.9 million in 2002. The negative effect of changes in assets and liabilities during the nine months ended March 31, 2003 was primarily due to the timing of the collection of certain receivables which the Company expects will reverse in the June 2003 quarter.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by investing activities was $13.8 million in 2003 versus $41.6 million in 2002. During the nine months ended March 31, 2003, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23.0 million of which MemberWorks received $19.1 million. In addition, during the nine months ended March 31, 2003, the Company settled with Homestore.com, Inc. all issues pending related to amounts held in escrow in connection with the sale. The Company paid $0.8 million from the escrow account related to the settlement. In March 2003, the Company made a $0.5 million investment in Small Business Worldwide, a small business outsource marketing company. The net cash provided by investing activities during the nine months ended March 31, 2002 includes the receipt of $46.0 million in net proceeds from the sale of iPlace, Inc. in August 2001. Capital expenditures were $4.1 million during the nine months ended March 31, 2003 and $4.4 million during the nine months ended March 31, 2002.

Net cash used in financing activities was $23.1 million for the nine months ended March 31, 2003 versus $25.2 million for the nine months ended March 31, 2002 primarily due to the repurchase of treasury stock. The Company purchased 1,432,000 shares of treasury stock in 2003 for $25.3 million, an average price of $17.69, and 1,752,000 shares in 2002 for $26.0 million, an average price of $14.82. During the quarter ended September 30, 2002, the Board of Directors authorized an additional 2.5 million shares to be repurchased under the buyback program. As of March 31, 2003, the Company had 1,540,000 shares available for repurchase under its buyback program.

As of March 31, 2003, the Company had cash and cash equivalents of $70.7 million and a $28 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. As of March 31, 2003, availability under the bank credit facility was reduced by an outstanding letter of credit of $5.5 million. As of March 31, 2003, the effective interest rate for borrowings was 4.25%. The bank credit facility has certain financial covenants, including a maximum debt coverage ratio, a minimum fixed charges coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. The Company believes that existing cash balances, cash generated from its operations and its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

The Company did not have any material commitments for capital expenditures as of March 31, 2003. The Company intends to utilize cash generated from operations to fulfill any capital expenditure requirements for the remainder of fiscal 2003.

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

Future minimum payments of contractual obligations as of March 31, 2003 are as follows (amounts in thousands):

                                                                  Payments Due by Period
                                      -------------------------------------------------------------------------------
                                                       Less than
                                          Total          1 year         1-3 years       4-5 years     After 5 years
                                      --------------  -------------   --------------  --------------  ---------------
Operating leases                      $     26,430    $     6,378     $     13,598    $      4,044    $      2,410
Capital leases                                  18             18                -               -               -
Notes payable                                    -              -                -               -               -
Purchase obligations                         3,000          3,000                -               -               -
Other long-term obligations                    340            235              105               -               -
                                      --------------  -------------   --------------  --------------  ---------------
Total payments due                    $     29,788    $     9,931     $     13,703    $      4,044    $      2,410
                                      ==============  =============   ==============  ==============  ===============

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.


NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." The adoption of SFAS 146 did not have a material impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial statements.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition provisions of this statement shall be effective for financial statements with fiscal years ending after December 15, 2002. The disclosure provisions of this statement shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

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

Forward-looking statements are not guarantees of future performance and are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

-    Higher than expected membership cancellations;
-    Lower than expected membership renewal rates;
-    Changes in the marketing techniques of credit card issuers;
- Increases in the level of commission rates and other compensation required by marketing partners to actively market with MemberWorks;
- Potential reserve requirements by business partners such as the Company's payment processors;
- Unanticipated cancellation or termination of marketing agreements and the extent to which MemberWorks can continue successful development and marketing of new products and services;
- Unanticipated changes in or termination of the Company's ability to process membership fees through third parties, including clients, payment processors and bank card associations;
-    The Company's ability to introduce new programs on a timely basis;
- The Company's ability to develop and implement operational and financial systems to manage growing operations;
- The Company's ability to recover from a complete or partial system failure or impairment, other hardware or software related malfunctions or programming errors;
- The Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;
- The Company's ability to integrate acquired businesses into the Company's management and operations and operate successfully;
- Further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;
- Changes in the growth rate of the overall U.S. economy, or the international economy where MemberWorks does business, such that credit availability, interest rates, consumer spending and related consumer debt are impacted;
- Additional government regulations and changes to existing government regulations of the Company's industry; and
-    New accounting pronouncements.

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

                            MEMBERWORKS INCORPORATED



Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate
As of March 31, 2003, the Company has a $28 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of March 31, 2003. As of March 31, 2003, availability under the bank credit facility was reduced by an outstanding letter of credit of $5.5 million. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on March 29, 2004, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates.

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

Fair Value
The Company does not have material exposure to market risk with respect to investments, as the Company does not hold any marketable securities as of March 31, 2003. MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

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


Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits
    99.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    99.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b) Reports on Form 8-K
On January 31, 2003, the Company filed on Form 8-K under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits" a Press Release announcing fiscal year 2003 second quarter and six month results.
    .

                            MEMBERWORKS INCORPORATED
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MEMBERWORKS INCORPORATED
                              (Registrant)


Date:  May 15, 2003           By:      /s/ Gary A. Johnson
                                   ------------------------------------
                                   Gary A. Johnson, President, Chief
                                   Executive Officer and Director


       May 15, 2003            By:      /s/ James B. Duffy
                                   -----------------------------------
                                   James B. Duffy, Executive Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

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



Dated: May 15, 2003              By:      /s/ Gary A. Johnson
                                          ------------------------------------
                                          Gary A. Johnson, President, Chief
                                          Executive Officer and Director

                                 CERTIFICATIONS

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



Dated: May 15, 2003           By:   /s/ James B. Duffy
                                 -----------------------------------
                                   James B. Duffy, Executive Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

                                                                EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SABANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MemberWorks Incorporated (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary A. Johnson, President, Chief Executive Officer and Director of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Gary A. Johnson
--------------------------
Gary A. Johnson
President, Chief Executive Officer and Director
MemberWorks Incorporated
May 15, 2003













A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SABANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MemberWorks Incorporated (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James
B. Duffy, Executive Vice President and Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ James B. Duffy
-------------------------
James B. Duffy
Executive Vice President and Chief Financial Officer
MemberWorks Incorporated
May 15, 2003











A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.