Form 10-K
period 2003-06-30
MEMBERWORKS INC
filed 2003-09-15
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year
-------  ended June 30, 2003
         or
____ Transition report pursuant to Section 13 or15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

                           Commission File No. 0-21527

                            MEMBERWORKS INCORPORATED
             (Exact name of registrant as specified in its charter)

DELAWARE                                                        06-1276882
-----------------------                                        ---------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)
680 Washington Boulevard
Stamford, Connecticut                                                06901
---------------------------------------                           -----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[X] Yes   [   ] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2002 was $147,737,111. The aggregate market value was computed by reference to the closing price of the Registrant's Common Stock as of that date. For purposes of calculating this amount only, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the Registrant's Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of August 15, 2003 was 11,658,284.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders of MemberWorks Incorporated are incorporated by reference in Part II and III of this report.




                                      Index



                                                                                                                Page

Part I   Item 1. Business                                                                                        1

         Item 2. Properties                                                                                      6

         Item 3. Legal Proceedings                                                                               6

         Item 4. Submission of Matters to a Vote of Security Holders                                             6

         Executive Officers of the Registrant                                                                    7

Part II  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters                        7

         Item 6. Selected Financial Data                                                                         8

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations           9

         Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                    16

         Item 8. Financial Statements and Supplementary Data                                                    16

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           16

         Item 9A. Controls and Procedures                                                                       16

Part III Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant                17

         Item 11. Executive Compensation                                                                        17

         Item 12. Security Ownership of Certain Beneficial Owners and Management                                17

         Item 13. Certain Relationships and Related Transactions                                                17

         Item 14. Principal Accountant Fees and Services                                                        17

Part IV  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                               17

Signatures                                                                                                      19

Exhibit listing                                                                                                 20


                                     Part I

Item 1.  Business

OVERVIEW
MemberWorks Incorporated ("MemberWorks" or the "Company"), a Delaware Corporation, was organized in 1996 and did business as CardMember Publishing Corporation from 1989 to 1996.

MemberWorks is a leader in bringing value to consumers by designing innovative membership programs that offer members easy access to significant savings at national brand name service providers and merchants. MemberWorks combines marketing innovation, entrepreneurial energy and consumer insight to create industry leading membership programs that provide substantial benefits to the Company's members, clients and vendors. The Company's members benefit by receiving significant discounts and insightful information on everyday items in the areas of healthcare, personal finance, insurance, travel, entertainment, fashion, personal security and more. In addition, members save time by purchasing goods and services and obtaining useful information over the telephone or the Internet. The Company's clients (organizations who offer the membership programs to their customers) benefit by receiving royalty payments in exchange for providing MemberWorks with members. Clients also benefit because the membership programs are designed to strengthen the client's relationship with its customers. For the participating vendors, the membership programs provide the opportunity for the vendor to reach a large number of demographically attractive members at a minimal incremental marketing cost.

The Company's programs are primarily marketed under the name of the membership program to customers through arrangements with its clients which include banks and other financial institutions, e-commerce companies, direct response television companies, catalog companies, retailers, major oil companies and other organizations with large numbers of individual customers. In many cases, these businesses lack the core competency to successfully design, market and manage membership programs. As a result, these businesses seek to outsource to companies that are able to apply advanced database systems to capture, process and store consumer and market information, are able to use their experience to provide effective programs and are able to realize economies of scale. In addition, businesses seeking to implement membership service programs demand that the provider of those programs has the expertise to continue to introduce innovative new programs and has resources such as extensive vendor networks and experienced management teams in order to market programs quickly and successfully. MemberWorks solicits members for its programs primarily by direct marketing methods and has been able to effectively diversify its distribution channels since its initial public offering in 1996 at which time the Company's primary method of solicitation was outbound telemarketing. Outbound telemarketing is currently the source for only 20% of the Company's new member enrollments. MemberWorks believes that it is the leading designer and provider of innovative membership programs due to its senior management's extensive knowledge of the industry, its extensive vendor network and its relationships with leading consumer-driven organizations with large numbers of individual account holders and customers.

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

Most of the membership programs are for one-year renewable terms and members are generally entitled to unlimited use of the service during the membership period. MemberWorks has traditionally marketed its membership programs which have an up-front annual membership fee. However, during fiscal 2003, the Company expanded its marketing of membership programs in which the membership fee is payable in monthly installments. During the fourth quarter of fiscal 2003, approximately half of the Company's new member enrollments were in a monthly payment program and it is the Company's intention to further increase the mix of monthly payment programs in fiscal 2004. In general, membership fees vary depending upon the particular membership program. During fiscal 2003, annual membership fees averaged approximately $112 per year and monthly membership fees averaged $10.22 per month. The Company's membership programs had approximately
6.3 million retail members as of June 30, 2003.

PRODUCT DESCRIPTION
MemberWorks believes that it was the first membership program company to introduce aggregated discount services in the areas of healthcare, travel and entertainment, shopping, home improvement, financial and personal security. MemberWorks also believes that all of its programs are innovative with respect to the variety and quality of particular services, discounts and other features offered. By bundling and reconfiguring various features of its standard programs, MemberWorks can customize a program to the particular needs and demands of its clients. MemberWorks employs a consultative process to understand and define client needs and to determine how those needs can be addressed by the membership service programs offered by MemberWorks. MemberWorks seeks to build upon its existing customer relationships by integrating and cross-selling its different membership service programs. MemberWorks continues to enhance its existing membership programs to add more member value which, in turn, enables the Company to increase the membership fee year over year. The Company's money-saving programs fall into the following four key categories:

    Health and Insurance
    The Health and Fitness membership programs offer significant savings on a comprehensive array of products including prescription drugs, vitamins and supplements, eye glasses and contact lenses, hearing aides, durable medical equipment and select consumer health products. Also offered are discounts on professional services including medical, dental, chiropractic, alternative medicine, elder care and personal health services.

    The Insurance membership programs offer competitively priced, guaranteed issue, insurance products including life, accidental death, short-term and catastrophic disability, supplemental medical, warranty and identity theft insurance coverage.

    Travel, Entertainment and Shopping
    These membership programs offer exclusive members-only savings with leading brand name partners. Members have multiple opportunities to save on airfare, hotel rates, car rental and cruise packages, theme and amusement parks, restaurants and movie theaters. Members also have access to savings on a wide range of merchandise, apparel and personal services.

    Privacy, Protection and Home Improvement
    These membership programs offer discounts on products and services that enhance and improve the member's sense of security and well being. Members have access to bundles of services that enable them to better manage their privacy and protection such as identity theft insurance, card registration, credit reporting, scoring and monitoring, and personal information monitoring services, as well as, savings on security systems, 24-hour protection services, roadside assistance, financial, tax and retirement planning and extended warranty protection. Members also have access to discounts on home improvement, consumer electronics and family entertainment.

    Specialty Markets and Custom Programs
    MemberWorks offers a full line of membership programs in Canada, as well as, Hispanic versions of most membership programs. Membership materials and customer service are offered in English, Spanish and French.

    MemberWorks also partners with large clients to offer custom, private label or co-branded membership programs to meet the specific needs of a defined customer base.

In general, members subscribe for renewable one-year memberships in the Company's programs. When consumers agree to enroll in a program, they generally receive a trial membership. During this time, the member may use the program's services without obligation, as outlined in the marketing solicitation. Membership materials, which includes a membership brochure and a membership card with a membership identification number, is mailed to the consumer during the trial period. The brochure outlines in detail the benefits offered and contains a toll-free number and a website address, which may be used to access membership benefits and information. In the event that a consumer elects not to participate in the membership program, he or she can call a toll-free number during the trial period to cancel the service without incurring any additional charges. Trial memberships are generally for a period of 30 days and there are no conditions with respect to the ability of the consumer to terminate a trial membership.

If the membership is not canceled during the trial period, the consumer is charged the annual or monthly membership fee, depending upon the applicable billing method. For annual members, in the event that the member does not cancel the membership after the initial one year membership term, he or she generally receives a renewal notice in the mail in advance of each membership year and is charged for the succeeding year's membership fee. During the course of an initial annual membership term or renewal term, a member may cancel his or her membership in the program generally for a pro-rata refund of the membership fee based on the remaining portion of the membership period. Monthly members are billed each month after the trial period ends and continue to be billed each month until the member cancels.

MEMBERSHIP BENEFITS
In most cases, the products and services offered to members through the Company's programs are provided directly to members by independent benefit providers or vendors. MemberWorks evaluates and engages only those vendors who can cost-effectively deliver high quality products and services. Vendors generally benefit by gaining significant volume with minimal marketing expense. Accordingly, vendors gain access and marketing exposure to the Company's membership base and in almost all cases, pursuant to contractual arrangements with MemberWorks, provide a members-only discount on products or services. MemberWorks generally does not receive payments from these vendors for rendering services to the Company's members and, in certain cases, MemberWorks pays its vendors a fee based on the volume of members in the Company's program or based on other agreed upon factors.

The Company's contracts with its vendors are generally for one year or more, with subsequent one-year renewal terms at the option of MemberWorks. Vendors may cancel contracts with MemberWorks, but in most cases, only for cause and subject to notice provisions to provide MemberWorks time to locate a substitute vendor. Most vendor contracts are non-exclusive, but have requirements that the vendors maintain the confidentiality of the terms of the contract.

MARKETING AND DISTRIBUTION
MemberWorks solicits members for its programs primarily by direct marketing methods, including inbound call marketing, referred to as MemberLinkSM, online marketing, outbound telemarketing, which it outsources to third party contractors, and direct mail, which is mailed either at MemberWorks' own expense or at its client's expense. MemberWorks has been able to effectively diversify its distribution channels since its initial public offering in 1996 at which time the Company's primary method of solicitation was outbound telemarketing. Outbound telemarketing is currently the source for approximately 20% of the Company's new member enrollments.

MemberLinkSM inbound call marketing occurs when inbound callers to a client meeting certain criteria are offered the Company's membership service programs by the client's service representative or by a MemberWorks membership service representative through a call transfer. This type of marketing method essentially turns the client call center into a profit center. MemberWorks pays the client either a royalty for initial and renewal membership fees or a fee per marketing pitch or per sale. Generally, MemberLinkSM arrangements serve as a more efficient and cost effective way to acquire members than the Company's traditional outbound telemarketing marketing model.

Online marketing is executed through arrangements with Internet service providers ("ISP's"), online retailers and online marketers. The marketing methods primarily include banner adds, pop-up boxes and e-commerce cross-sells. MemberWorks pays the client either a royalty for membership fees or a fee per impression or per sale.

All outbound telemarketing is outsourced to third party contractors. Under outbound telemarketing arrangements, participating marketing partners, such as banks and other financial institutions and other organizations with large numbers of individual account holders and customers, provide lists of consumers which MemberWorks inputs into its database management system to model, analyze and identify likely members. MemberWorks only collects and maintains customer data that is required to administer its business activities, such as a customer's name, address and encrypted billing information. MemberWorks pays its participating marketing partners an annual royalty for initial and renewal membership fees received from consumers who were provided to MemberWorks by the marketing partner.

Substantially all of the information necessary for the Company's marketing efforts are supplied by its clients in accordance with strict consumer privacy safeguards. As a result, the Company's ability to market a new program to an existing customer base or an existing program to a new customer base is generally dependent upon first obtaining client approval.

The Company's contracts with its clients typically grant MemberWorks the right to continue providing membership services directly to such clients' individual account holders even if the client terminates the contract. Many client relationships are pursuant to contracts that may be terminated by the client upon 30 to 90 days notice without cause and without penalty. Upon such termination, MemberWorks generally has the right to continue its relationship with the client's customers that have become program members either indefinitely or for a specified period of time, but may not re-solicit those members upon such member's cancellation or non-renewal of the membership.

In addition to marketing its programs directly to consumers through MemberLinkSM marketing, online marketing, outbound telemarketing and direct mail marketing, MemberWorks also delivers its membership service programs through its wholesale arrangements. MemberWorks works with a wholesale client to incorporate elements from one or more of its standard service programs and designs a custom program for the client. The client will then either provide the customized membership program to its customers as a value-added feature or resell the customized membership program. In some cases, the client may provide wholesale memberships to its customers free of charge and pay the periodic membership fee to MemberWorks for each customer's membership. In other cases, the client may charge a reduced fee to its customer. The client pays MemberWorks the membership fees for the customers who receive the customized membership program. Under the

Company's wholesale programs, MemberWorks does not pay for the marketing costs to solicit memberships. Instead, the client offering the memberships is responsible for marketing, usually with the assistance of MemberWorks. Since MemberWorks does not pay for the marketing costs, wholesale programs have substantially lower acquisition costs, which result in higher profit margins for MemberWorks. Notwithstanding that, MemberWorks provides membership in the service program for a reduced fee.

MemberWorks also provides its membership programs internationally through its subsidiary MemberWorks Canada. MemberWorks Canada provides retail membership programs similar to those offered in the U.S. as well as credit card enhancement services to Canadian financial institutions through wholesale arrangements. The Company's revenues from international operations represented 3%, 3% and 2% of total revenues for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Membership programs sponsored by the Company's two largest clients, Citibank and its affiliates and West Corporation, accounted for 21% and 16% of revenue, respectively, for the fiscal year ended June 30, 2003. A loss of either of these clients would have a material effect on the Company's results of operations.

MEMBERSHIP SERVICE
MemberWorks believes that providing high quality service to its members is extremely important in order to retain members and to strengthen the affinity of the clients' members that were offered the membership program. Currently, MemberWorks maintains four call centers located in Montreal, Canada; Houston, Texas; Omaha, Nebraska and Chicago, Illinois with a total of almost 900 membership service representatives. All new membership service representatives are required to attend on-the-job training. Through its training programs, systems and software, MemberWorks seeks to provide members with friendly, rapid and effective answers to questions. Members can access their benefits 24 hours a day via the program's web site or automated telephone response technology. MemberWorks also works closely with its clients' customer service staff to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by MemberWorks.

TECHNOLOGY
MemberWorks has invested substantially in new technology, including a state-of-the-art fulfillment center, a sophisticated customer service CRM platform, data warehousing and mining capabilities, and various Internet applications which work together to allow MemberWorks to effectively and efficiently service its members. MemberWorks receives new member information from its marketing partners daily, and that information is maintained on core infrastructure systems that drive information constantly to call center, fulfillment, billing and financial systems. This allows for rapid fulfillment of member information kits as well as other benefits. All membership information is maintained on a state-of-the-art CRM system, which allows extremely responsive targeted call center interactions. MemberWorks receives confirmation of billing data from the Company's merchant processors on a regular basis, permitting MemberWorks to update the status of each member, including member profile information.

In providing quality service to its members, the Company's management information systems interact with the Company's advanced call routing system in order to display member profile information prior to answering the call, allowing the Company's membership service representatives to have the best possible information prior to serving the members. The Company's telecommunications systems also monitor the performance quality of its membership service representatives and other aspects of its business through sophisticated reporting capabilities. In addition, the Company's marketing experts use proprietary systems in combination with advanced systems from outside vendors to review, analyze and model the demographics of lists of prospective members supplied by clients in order to determine which customers are most likely to respond to an offer and retain their membership.

GOVERNMENT REGULATION
MemberWorks markets its membership programs through various distribution channels including MemberLinkSM, online marketing, outbound telemarketing and direct mail. These channels are regulated on both the state and federal levels and the Company believes that these marketing methods will increasingly be subject to such regulation, particularly in the area of consumer privacy. Such regulation may limit our ability to solicit new members or to offer one or more products or services to existing members. The telemarketing industry has become subject to an increasing amount of federal and state regulation as well as general public scrutiny in the past several years. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. Additionally, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations, including the Telemarketing Sales Rule, as amended, promulgated thereunder prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent telemarketing activities deemed by them to be "unfair or deceptive acts or practices." Further, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. The Company's provision of membership programs requires the Company to comply with certain state regulations, changes in which could materially increase the Company's operating costs associated with complying with such regulations. The risk of noncompliance by the Company with any rules and regulations enforced by a federal or state consumer protection authority may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could have a material adverse affect on the Company's business, financial condition and results of operations. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with consumers, and the membership programs industry is susceptible to peremptory charges of regulatory noncompliance and unfair dealing by the media.

The Company currently maintains rigorous security and quality controls to ensure that all of its marketing practices meet or exceed industry standards and all applicable state and federal laws and regulations. The Company only collects and maintains customer data that is required to administer its business activities, such as a customer's name, address and encrypted billing information and only public information is used for marketing and modeling purposes, such as demographic, neighborhood and lifestyle data. The Company neither resells any confidential customer information that is obtained or derived in its marketing efforts nor purchases consumer information from financial institutions.

COMPETITION
MemberWorks believes that the principal competitive factors in the membership services industry include the ability to identify, develop and offer innovative membership programs, the quality and breadth of membership programs offered, competitive prices and in-house marketing expertise. The Company's competitors offer membership programs which provide services similar to, or which directly compete with, those provided by MemberWorks. Some of these competitors have substantially larger customer bases and greater financial and other resources than that of the Company. To date, MemberWorks has effectively competed with such competitors. However, there can be no assurance that the Company's competitors will not increase their emphasis on programs similar to those offered by MemberWorks to more directly compete with MemberWorks; provide programs comparable or superior to those provided by MemberWorks at lower membership prices; adapt more quickly than MemberWorks to evolving industry trends or changing market requirements; or that new competitors will not enter the market or that other businesses will not themselves introduce competing programs. Such increased competition may result in price reductions, reduced marketing margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, because contracts between clients and program providers are often exclusive with respect to a particular service, potential clients may be prohibited from contracting with MemberWorks to promote a program if the services provided by the Company's program are similar to, or merely overlap with, the services provided by an existing program of a competitor.

EMPLOYEES
As of June 30, 2003, MemberWorks employed 1,275 persons on a full-time basis and 135 on a part-time basis. None of the Company's employees are represented by a labor union. MemberWorks believes that its employee relations are good.

AVAILABLE INFORMATION
The Company makes available free of charge on or through its website the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). You may read and copy any document filed with the SEC at its public reference facility at 450 Fifth Street, N.W., Washington, D.C. 20459. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facility.

The Company's Internet address is http://www.memberworks.com. The reference to the Company's website does not constitute incorporation by reference of the information contained in the website.

Item 2.  Properties

A summary of key information with respect to the Company's leased facilities is as follows:

         Location                            Square Footage          Year of Lease Expiration
         --------                            --------------          ------------------------
         Omaha, NE                               93,123                  2009 through 2015
         Stamford, CT                            54,947                        2006
         Montreal, Canada                        48,193                        2011
         Houston, TX                             41,591                        2006
         Atlanta, GA                             13,717                        2005
         Chicago, IL                             11,676                        2005
         White Plains, NY                         4,193                        2004

The Stamford, Connecticut office serves as the Company's corporate headquarters. All other locations serve as the operational offices for MemberWorks. MemberWorks believes that its properties are generally in good condition, are well maintained and are suitable and adequate to carry on its business.

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

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The Court has announced that it will deny the motion for national class certification, but it has indicated that it would consider certifying a class of Michigan residents. A hearing has not yet been held on class certification, and no order has been issued. The Company believes that the claims made against Coverdell are unfounded and Coverdell and the Company will vigorously defend their interests against this suit.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that MemberWorks was not liable to MedVal for any compensatory damages, they awarded $5.5 million in punitive damages and costs against MemberWorks solely under CUTPA. MemberWorks believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. No briefing schedule has yet been set in the appeal. While the Company intends to take action to prevent the enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that MemberWorks will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company were ultimately unsuccessful on this or other available appeals, and a final non-appealable court order confirming the arbitration award is rendered, the payment of the award could have a material adverse effect on the Company's results of operations and liquidity in the period in which the final order is entered.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended June 30, 2003.

Executive Officers of the Registrant
The executive officers of the registrant of MemberWorks and their respective ages as of July 31, 2003 are as follows:

Name                      Age           Position
----                      ---           --------
Gary A. Johnson           48            President and Chief Executive Officer, Director
Vincent DiBenedetto       46            Executive Vice President, Health and Insurance Services
James B. Duffy            49            Executive Vice President and Chief Financial Officer
William Olson             45            Executive Vice President, Sales and Client Services
David Schachne            42            Executive Vice President, Business Development

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

                                                          High         Low
                                                          ----         ---
        Fiscal Year Ended June 30, 2003:
          First Quarter                                 $18.80       $12.48
          Second Quarter                                 19.53        16.65
          Third Quarter                                  20.71        14.00
          Fourth Quarter                                 24.00        19.30

                                                          High         Low
                                                          ----         ---
        Fiscal Year Ended June 30, 2002:
          First Quarter                                 $25.00       $17.90
          Second Quarter                                 21.00         7.98
          Third Quarter                                  18.93        14.26
          Fourth Quarter                                 18.53        16.27

As of August 15, 2003, there were 40,000,000 shares of the Company's Common Stock authorized of which 11,658,284 shares were outstanding, held by approximately 1,722 stockholders of record. MemberWorks has not declared or paid any cash dividends to date and anticipates that all of its earnings in the foreseeable future will be retained for use in its business and to repurchase its common stock under the stock repurchase program. The Company's future dividend policy will depend on the Company's earnings, capital requirements, financial condition, requirements of the financing agreements to which MemberWorks is a party and other factors considered relevant by the Board of Directors.

Equity Compensation Plan Information

The information contained in the Company's Proxy Statement under the section titled "Executive Compensation" is incorporated herein by reference in response to this item.

Item 6.  Selected Financial Data

The selected consolidated statements of operations data for each of the years ended June 30, 2003 through 1999 and the selected consolidated balance sheet data as of June 30, 2003 through 1999 set forth below are derived from the audited consolidated financial statements of MemberWorks. The selected consolidated financial information of MemberWorks is qualified by reference to and should be read in conjunction with Item 8, "Consolidated Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                                   Year Ended June 30,
                                                              --------------------------------------------------------------
                                                                  2003         2002        2001        2000        1999
                                                                  ----         ----        ----        ----        ----
                                                                          (In thousands, except per share data)
         CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues                                                       $   456,881  $  427,602  $  475,726  $  330,107   $  218,086
Total expenses                                                     434,595     415,713     509,050     331,547      212,292
                                                                ------------ ----------- ----------- -----------  ----------
Operating income (loss)                                             22,286      11,889     (33,324)     (1,440)       5,794
Settlement of investment related litigation                         19,148           -           -           -            -
(Loss) gain on sale of subsidiary                                     (959)     65,608           -           -            -
Net (loss) gain on investment                                         (206)    (33,628)     (2,172)      8,854            -
Other income (expense), net                                            326        (401)       (450)        873        2,154
                                                                ------------ ----------- ----------- -----------  ----------
Income (loss) before equity in affiliate and minority interest      40,595      43,468     (35,946)      8,287        7,948
Equity in income (loss) of affiliate                                     -           -          83          19       (1,912)
Minority interest                                                        -         450       9,106       2,027            -
                                                                ------------ ----------- ----------- -----------  ----------
Net income (loss) before provision for income taxes                 40,595      43,918     (26,757)     10,333        6,036
Provision for income taxes                                          16,239           -           -           -            -
                                                                ------------ ----------- ----------- -----------  ----------
Net income (loss) before cumulative effect of accounting
   change                                                           24,356      43,918     (26,757)     10,333        6,036
Cumulative effect of accounting change                                   -      (5,907)    (25,730)          -       (3,367)
                                                                ------------ ----------- ----------- -----------  ----------
Net income (loss)                                              $    24,356  $   38,011  $  (52,487) $   10,333   $    2,669
                                                                ============ =========== =========== ===========  ==========

Basic earnings (loss) per share:
   Income (loss) before cumulative effect of accounting
     change                                                    $       1.93 $     3.03  $    (1.75) $     0.68   $     0.39
   Cumulative effect of accounting change                                -       (0.41)      (1.69)          -        (0.22)
                                                                ------------ ----------- ----------- -----------  ----------
   Basic earnings (loss) per share                                     1.93 $     2.63  $    (3.44) $     0.68   $     0.17
                                                                ============ =========== =========== ===========  ==========

Diluted earnings (loss) per share:
   Income (loss) before cumulative effect of accounting
     change                                                    $       1.84 $     2.95  $    (1.75) $     0.61   $     0.35
   Cumulative effect of accounting change                                -       (0.40)      (1.69)          -        (0.20)
                                                                ------------ ----------- ----------- -----------  ----------
   Diluted earnings (loss) per share                           $       1.84 $     2.55  $    (3.44) $     0.61   $     0.16
                                                                ============ =========== =========== ===========  ==========

Weighted average common shares outstanding
Basic                                                               12,596      14,477      15,248      15,162       15,361
                                                                ============ =========== =========== ===========  ==========
Diluted                                                             13,233      14,909      15,248      16,993       17,124
                                                                ============ =========== =========== ===========  ==========

                                                                                        June 30,
                                                              --------------------------------------------------------------
                                                                  2003         2002        2001        2000        1999
                                                                  ----         ----        ----        ----        ----
               CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                                      $   72,260   $   45,502  $   21,745  $   30,169   $   50,939
Total assets                                                      248,505      280,817     348,461     316,772      209,827
Long-term liabilities                                               8,273        3,627       3,057       1,083            6
Shareholders' (deficit) equity                                    (20,283)     (20,630)    (25,965)     19,021       30,287
Cash flow provided by operating activities                         48,533       17,014      12,022      44,910       50,573


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------------

OVERVIEW

MemberWorks designs and manages innovative membership programs and provides organizations with an opportunity to leverage the expertise of an outside provider in offering these membership programs. Membership service programs offer selected products and services from a variety of vendors for an annual fee or a monthly fee. MemberWorks derives its revenues principally from annually renewable membership fees which are billed to the customer either on an annual or monthly basis. In the case of annually billed membership fees, the Company receives full payment at or near the beginning of the membership period, but recognizes the revenue as the member's refund privilege expires. Membership fees that are billed monthly are generally recognized when earned. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that are important to the Company's financial condition and results of operations and involve subjective or complex judgments on the part of management, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: membership cancellation rates, deferred marketing costs, valuation of intangible assets, estimation of remaining useful lives of intangible assets and valuation of deferred tax assets. Estimates in each of these areas are based on historical experience and various assumptions that MemberWorks believes are appropriate. Actual results may differ from these estimates. MemberWorks believes the following represent the critical accounting policies of the Company as contemplated by Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies." For a summary of all of the Company's significant accounting policies, see Note 2 of the Notes to the consolidated financial statements located in this 2003 Annual Report on Form 10-K.

Revenue recognition
Membership fees are billed through clients of the Company primarily through credit cards. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program generally for a prorata refund of the membership fee based on the remaining portion of the membership period. Revenue from members who are charged on a monthly payment program is recognized as the membership fees are earned. In accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), deferred membership fees are recorded, net of estimated cancellations, and are amortized as revenues from membership fees upon the expiration of membership refund privileges. An allowance for membership cancellations is established based on management's estimates and is updated regularly. In determining the estimate of allowance for membership cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products. Actual membership cancellations are charged against the allowance for membership cancellations on a current basis. If actual cancellations differ from the estimate, the results of operations would be impacted.

Membership solicitation and other deferred costs
The Company's marketing expenses are comprised of telemarketing, direct mail, refundable royalty payments, non- refundable royalty payments and advertising costs. Telemarketing and direct mail are direct response advertising costs which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). Under SOP 93-7, direct response advertising costs are deferred and charged to operations over the membership period as revenues from membership fees are recognized. Refundable royalty payments are also deferred and charged to operations over the membership period in order to match the marketing costs with the associated revenues from membership fees. Advertising costs and non-refundable royalty payments, which include fee per pitch, fee per sale and fee per impression marketing arrangements, are expensed when incurred.

Total membership solicitation costs incurred to obtain a new member are generally less than the estimated total membership fees. However, if total membership solicitation costs were to exceed total estimated membership margins, an adjustment would be made to the membership solicitation and other deferred costs balance to the extent of any impairment.

Valuation of goodwill and other intangibles
MemberWorks reviews the carrying value of its goodwill and other intangible assets, and assesses the remaining estimated useful lives of its intangible assets, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company reviews the carrying value of its goodwill and other intangible assets for impairment by comparing such amounts to their fair values. MemberWorks is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, MemberWorks would then be required to record a corresponding charge which would negatively impact earnings. Goodwill at July 1, 2002 and 2001, was tested for impairment during the quarters ended September 30, 2002 and 2001, respectively. The Company concluded that none of its goodwill was impaired as of July 1, 2002. As of July 1, 2001, the Company determined that there was an impairment of goodwill of $5.9 million at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with downward trends in the operations of the reporting unit. This amount was recorded as a cumulative effect of accounting change in the statement of operations in fiscal 2001.

Income Taxes
The Company accounts for income taxes under the provisions of FASB Statement No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

FISCAL 2003 COMPARED TO FISCAL 2002

REVENUES. Revenues increased 7% to $456.9 million in 2003 from $427.6 million in 2002. Excluding $9.4 million of revenue generated from iPlace, Inc., which was sold in the first quarter of fiscal 2002, revenues would have increased 9% over the prior year. The increase in revenues is due to the effect of the Company's strategic initiative to migrate its members that participate in a full-money-back refund policy program to a prorata refund policy program, in addition to increased levels of monthly member marketing and an increase in the average program price point. As of December 31, 2002, virtually all of the Company's membership base was enrolled in a prorata refund policy program. As a result of the Company's strategic initiative to move its members to a prorata refund policy program, revenues which would have been recognized at the end of a membership year are now recognized ratably during the membership year as the refund privileges expire in accordance with SAB 101. This strategic move to prorata refund policy programs increased the revenue recognized in fiscal 2003 under SAB 101. Revenue from members who are charged on a monthly payment program increased to $76.9 million from $41.3 million due to an increase in members enrolled in a monthly payment plan. As a percentage of total revenues, renewal revenues from annual payment programs were 45% in 2003 and 48% in 2002.

OPERATING EXPENSES. Operating expenses consist of member service call center costs, membership benefit costs and membership program fulfillment costs. Operating expenses decreased slightly to $78.4 million in 2003 from $78.7 million in 2002 primarily due to the sale of iPlace, Inc., offset by an increase in costs to support the Company's strategy to improve member satisfaction. As a percentage of revenues, operating expenses decreased to 17.2% in 2003 from 18.4% in 2002 primarily due to the cost savings initiatives implemented in the beginning of the December 2001 quarter and operating expense leverage gained from increased revenues.

MARKETING EXPENSES. Marketing expenses consist of costs incurred to obtain new members and royalties paid to clients. Those costs that are considered direct response advertising costs and refundable royalties paid to clients are generally amortized in the same manner as the related revenue as required by SOP 93-7 and SAB 101. Marketing expenses increased 13% to $280.7 million in 2003 from $249.0 million in 2002. As a percent of revenue, marketing expenses increased to 61.4% in 2003 from 58.2% in 2002 primarily due to a higher level of non-refundable royalties and advertising costs incurred during fiscal 2003 due to the Company's shift away from telemarketing.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include personnel-related costs, occupancy costs and other overhead costs. General and administrative expenses decreased 7% to $74.1 million in 2003 from $79.2 million in 2002. As a percentage of revenues, general and administrative expenses decreased to 16.2% in 2003 from 18.5% in 2002. These decreases were primarily due to the sale of iPlace, Inc. and the closing of the United Kingdom operations.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization decreased to $1.4 million in 2003 from $1.9 million in 2002 primarily due to the effect of the sale of iPlace, Inc.

Settlement of investment related litigation. During fiscal 2003, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23.0 million of which MemberWorks received $19.1 million.

GAIN ON SALE OF SUBSIDIARY. During fiscal 2002, the Company sold its investment in iPlace, Inc. for $50.1 million in cash and 1.6 million shares of Homestore.com, Inc. common stock. The Company reported a gain of $65.6 million on the sale. During fiscal 2003, the Company settled with Homestore.com, Inc. all issues pending related to amounts held in escrow in connection with the sale. The Company recorded a net loss of $1.0 million related to this settlement in fiscal 2003.

NET LOSS ON INVESTMENT. During fiscal 2002, the Company reported a loss of $33.6 million reflecting the write-down of the Company's investment in Homestore.com, Inc. common stock to its fair market value. During fiscal 2003, the Company sold all of its Homestore.com, Inc. common stock and recognized a loss of $0.2 million.

OTHER INCOME/EXPENSE, NET. Other income/expense, net is primarily composed of interest income from cash and cash equivalents and bank fees related to the Company's line of credit. Other income increased to $0.3 million in 2003 from expense of $0.4 million in 2002 due to the increase in the Company's cash balance.

PROVISION FOR INCOME TAXES. For the year ended June 30, 2003, the Company recorded a provision for income taxes of $16.2 million based on an effective tax rate of 40%. The effective tax rate was higher than the U.S. federal statutory rate for the year ended June 30, 2003 primarily due to state taxes and other non-deductible items. During fiscal 2002, MemberWorks was not required to record a provision for income taxes due to the ability to utilize net operating loss carryforwards against which the Company had carried a full valuation allowance. The valuation allowance recognized in prior periods has been fully reversed in 2003 based upon the Company's belief that it is more likely than not that it will realize its deferred tax assets. As of June 30, 2003, MemberWorks had accumulated federal net operating loss carryforwards of $41.4 million.

FISCAL 2002 COMPARED TO FISCAL 2001

REVENUES. Revenues decreased 10% to $427.6 million in 2002 from $475.7 million in 2001. Excluding iPlace, Inc. revenues of $9.4 million and $42.4 million in 2002 and 2001, respectively, revenues would have decreased 3%. The decrease in revenues is due to the controlled slow down in new member marketing implemented in the beginning of fiscal 2002. This controlled slow down was a reaction to decreased consumer response rates. Revenue from members who are charged on a monthly payment program increased to $41.3 million in 2002 from $27.6 million in 2001. As a percentage of total revenues, renewal revenues from annual payment programs were 48% in 2002 and 41% in 2001. The increase in renewal revenues as a percentage of total revenues is due to the controlled slow down in new member marketing implemented in the beginning of the fiscal year.

OPERATING EXPENSES. Operating expenses decreased 13% to $78.7 million in 2002 from $90.4 million in 2001 primarily due to the sale of iPlace, Inc., the closing of the United Kingdom operations and lower revenues during the year. As a percentage of revenues, operating expenses decreased to 18.4% in 2002 from 19.0% in 2001 primarily due to the effect of lower revenues reported in 2002 resulting from the sale of iPlace, Inc.

MARKETING EXPENSES. Marketing expenses decreased 18% to $249.0 million in 2002 from $305.0 million in 2001 primarily due to the effect of the controlled slow down in new member marketing implemented in the beginning of fiscal 2002 and the effect of the sale of iPlace, Inc. As a percent of revenue, marketing expenses decreased to 58.2% in 2002 from 64.1% in 2001 primarily due to the increase in the mix of renewal revenue as a percent of total revenue. The lower level of new member marketing resulted in an increase in the ratio of renewal member revenues to total revenues. Marketing expenses related to renewal revenues are typically significantly lower than expenses related to new member revenues. Expenses related to new member marketing, as a percent of new member revenues, increased in 2002 compared to 2001 primarily due to a decrease in consumer response rates.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 21% to $79.2 million in 2002 from $99.7 million in 2001, and as a percentage of revenues, decreased to 18.5% in 2002 from 21.0% in 2001. These decreases were primarily due to the sale of iPlace, Inc. and the effect of cost saving initiatives related to the restructuring, as described below.

RESTRUCTURING CHARGES. In October 2001, the Company implemented certain cost saving initiatives due to a slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program included a workforce reduction of approximately 190 employees, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company. As a result of this restructuring program, the Company recorded restructuring charges of $6.9 million during the second quarter ended December 31, 2001. See Note 12 of the condensed consolidated financial statements contained in the 2003 Annual Report filed on Form 10-K.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Intangible amortization decreased to $1.9 million in 2002 from $10.9 million in 2001 due to the adoption of SFAS 142, which no longer requires the amortization of indefinite lived intangible assets, and the sale of iPlace, Inc. Excluding the amortization of indefinite lived intangible assets of $7.8 million in 2001, amortization of goodwill and other intangibles would have been $3.1 million. This decrease was due to the sale of iPlace, Inc.

GAIN ON SALE OF SUBSIDIARY. During the quarter ended September 30, 2001, the Company sold its investment in iPlace, Inc. for $50.1 million in cash and 1.6 million shares of Homestore.com, Inc. stock. The Company reported a gain of $65.6 million on the sale.

NET LOSS ON INVESTMENT. During fiscal 2002, the Company reported a loss of $33.6 million reflecting the write-down of the Company's investment in Homestore.com, Inc. common stock to its fair market value.

OTHER EXPENSE, NET. Other expense, net is primarily composed of interest income from cash and cash equivalents, bank fees related to the Company's borrowings under its line of credit and interest expense related to its notes payable. Other expense decreased to $0.4 million in 2002 from $0.5 million in 2001. The Company had no borrowings outstanding under its line of credit as of June 30, 2002.

PROVISION FOR INCOME TAXES. MemberWorks was not required to record a provision for income taxes for the year ended June 30, 2002 due to the ability to utilize net operating loss carryforwards against which the Company had carried a full valuation allowance. MemberWorks was not required to record a provision for income taxes for the year ended June 30, 2001, due to tax losses realized. As of June 30, 2002, MemberWorks had accumulated federal net operating loss carryforwards of $68.7 million.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $48.5 million, $17.0 million and $12.0 million for the years ended June 30, 2003, 2002 and 2001, respectively. The increase in operating cash flow in fiscal 2003 was due to a shift in the marketing mix to more profitable marketing channels, cost savings as a result of the restructuring plan and the actual costs incurred in December 2001 related to the restructuring plan. The shift in marketing mix to more profitable marketing channels is demonstrated by the decrease in marketing costs before deferral as a percentage of revenues before deferral.

The Company's management believes that revenues before deferral and marketing costs before deferral are important measures of liquidity. Revenue before deferral are revenues before the application of SAB 101 and represent the actual membership fees billed during the current reporting period less an allowance for membership cancellations. Marketing costs before deferral are marketing costs before the application of SAB 101 and SOP 93-7 and represent the Company's obligation for marketing efforts that occurred during the current reporting period.

Revenues before deferral for the years ended June 30, 2003, 2002 and 2001 are calculated as follows:

                                                                                    2003           2002          2001
                                                                                -------------  -------------  ------------
Revenues                                                                       $   456,881    $   427,602    $  475,726
Change in deferred membership fees                                                 (39,003)       (17,116)        9,266
                                                                                -------------  -------------  ------------
Revenues before deferral                                                       $   417,878    $   410,486    $  484,992
                                                                                =============  =============  ============

Revenues before deferral were $417.9 million, $410.5 million and $485.0 million for the years ended June 30, 2003, 2002 and 2001, respectively. Revenues before deferral increased 2% in fiscal 2003 from the prior year. Excluding revenue from iPlace, Inc. of $11.0 million and the United Kingdom of $1.9 million from the prior year, revenue before deferral increased 5% in fiscal 2003. The United Kingdom operations were closed in fiscal 2002. Revenues before deferral increased in fiscal 2003 compared to the prior year primarily due to an increase in the average program price point. As a percentage of total revenues before deferral, renewal revenues from annual payment programs were 45% in 2003, 51% in 2002 and 44% in fiscal 2001. The decrease in renewal revenues from annual payment prgrams in fiscal 2003 is due to the controlled marketing slow down implemented in the beginning of fiscal 2002, the growth in monthly payment programs and the sale of iPlace, Inc. Revenue from members who are charged on a monthly payment program were $76.9 million, $41.3 million and $26.7 million in fiscal 2003, 2002 and 2001, respectively. This shift to monthly payment programs has a near-term negative impact on operating cash flow.

Marketing costs before deferral for the years ended June 30, 2003, 2002 and 2001 are calculated as follows:

                                                                                    2003           2002          2001
                                                                                -------------  -------------  ------------
Marketing expenses                                                             $   280,673    $    248,974   $  305,032
Change in membership solicitation and other deferred costs                         (51,411)        (15,038)     (17,177)
                                                                                -------------  -------------  ------------
Marketing costs before deferral                                                $   229,262    $    233,936   $  287,855
                                                                                =============  =============  ============

Marketing costs before deferral were $229.3 million, $233.9 million and $287.9 million in 2003, 2002 and 2001, respectively. Marketing costs before deferral decreased 2.0% in fiscal 2003 from the prior year. As a percent of revenues before deferral, marketing expenses before deferral were 54.9% in 2003, 57.0% in 2002 and 59.4% in 2001. These decreases were primarily due to a shift in the marketing mix to more profitable marketing channels and have a direct positive impact on the Company's net cash flow provided by operating activities.

Net cash provided by investing activities was $12.4 million in 2003 and $40.2 million in 2002, while net cash used in investing activities was $18.2 million in 2001. In fiscal 2003, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23.0 million of which MemberWorks received $19.1 million. In addition, in fiscal 2003, the Company settled with Homestore.com, Inc. all pending issues related to amounts held in escrow in connection with the sale and, as a result, the Company paid $0.8 million from the escrow account related to the settlement. In fiscal 2003, the Company made a $0.5 million investment in a small business outsource marketing company. Net cash provided by investing activities in 2002 reflects the receipt of $46.0 million in net proceeds from the sale of iPlace, Inc. In fiscal 2001, MemberWorks paid $8.2 million in cash to acquire the remaining 81% of DDS. In addition, during fiscal 2001, MemberWorks received $4.1 million in proceeds from the sale of its investment in 24/7 Media, Inc. Capital expenditures were $5.5 million, $5.8 million and $15.1 million in 2003, 2002 and 2001, respectively.

Net cash used in financing activities was $34.2 million, $33.5 million and $2.1 million in 2003, 2002 and 2001, respectively. The increase in cash used in financing activities was primarily due to an increase in spending under the Company's stock repurchase program. The Company purchased 2.0 million shares for $37.2 million, an average price of $18.67, during the year ended June 30, 2003 compared to 2.2 million shares for $34.3 million, an average price of $15.40, during the year ended June 30, 2002 and compared to 0.3 million shares for $8.9 million, an average price of $26.23, during the year ended June 30, 2001. The Company utilizes cash from operations to repurchase shares, as the Company believes this enhances shareholder value. During fiscal 2003, the Board of Directors authorized an additional 2.5 million shares to be repurchased under the buyback program. As of June 30, 2003, the Company had 1.0 million shares available for repurchase under its buyback program. In July 2003, the Board of Directors authorized an additional 1.0 million shares to be repurchased under its buyback program which increased the number of shares available for repurchase to 2.0 million.

As of June 30, 2003, the Company had cash and cash equivalents of $72.3 million. In addition, the Company has a $28.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. As of June 30, 2003, availability under the bank credit facility was reduced by an outstanding letter of credit of $5.5 million. As of June 30, 2003, the effective interest rate for borrowings was 4.0%. The bank credit facility has certain financial covenants, including a maximum debt coverage ratio, a minimum fixed charge ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. As of June 30, 2003, the Company was in compliance with all such debt covenants. The Company believes that existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

The Company did not have any material commitments for capital expenditures as of June 30, 2003. The Company intends to utilize cash generated from operations to fulfill any capital expenditure requirements during fiscal 2004.

COMMITMENTS

The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this 2003 Annual Report on Form 10-K. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of June 30, 2003 are as follows (amounts in thousands):

                                                                  Payments Due by Period
                                      -------------------------------------------------------------------------------
                                                       Less than
                                          Total          1 year         1-3 years       4-5 years     After 5 years
                                      --------------  -------------   --------------  --------------  ---------------
Operating leases                            27,162          6,620           11,137          4,909            4,496
Capital leases                                   8              8                -              -                -
Notes payable                                    -              -                -              -                -
Purchase obligations                         1,000          1,000                -              -                -
Other obligations                              299            236               63              -                -
                                      --------------  -------------   --------------  --------------  ---------------
Total payments due                          28,469          7,864           11,200          4,909            4,496
                                      ==============  =============   ==============  ==============  ===============

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. See Notes 10 and 11 of the consolidated financial statements contained in this 2003 Annual Report filed on Form 10-K.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2002. The disclosure provisions of this statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity " ("SFAS 150"). This statement requires that certain financial instruments that were accounted for as equity under previous guidance be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. MemberWorks does not believe that the adoption of SFAS 150 will have a material impact on Company's financial statements.

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

Forward-looking statements are not guarantees of future performance and are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

     o    Higher than expected membership cancellations;

     o    Lower than expected membership renewal rates;

     o    Changes in the marketing techniques of credit card issuers;

     o Increases in the level of commission rates and other compensation required by marketing partners to actively market with MemberWorks;

     o Potential reserve requirements by business partners such as the Company's payment processors;

     o Unanticipated cancellation or termination of marketing agreements and the extent to which MemberWorks can continue successful development and marketing of new products and services;

     o Unanticipated changes in or termination of the Company's ability to process membership fees through third parties, including clients, payment processors and bank card associations;

     o    The Company's ability to introduce new programs on a timely basis;

     o The Company's ability to develop and implement operational and financial systems to manage growing operations;

     o The Company's ability to recover from a complete or partial system failure or impairment, other hardware or software related malfunctions or programming errors;

     o The Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;

     o The Company's ability to integrate acquired businesses into the Company's management and operations and operate successfully;

     o Further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;

     o Changes in the growth rate of the overall U.S. economy, or the international economy where MemberWorks does business, such that credit availability, interest rates, consumer spending and related consumer debt are impacted;

     o Additional government regulations and changes to existing government regulations of the Company's industry, including the Federal Trade Commission's 2003 Amendment to its Telemarketing Sales Rule which creates a national do-not-call list effective October 1, 2003; and

     o    New accounting pronouncements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate
The Company has a $28.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of June 30, 2003. As of June 30, 2003, availability under the bank credit facility was reduced by an outstanding letter of credit of $5.5 million. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on March 29, 2004, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates with respect to its outstanding debt.

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

Fair Value
The Company does not have material exposure to market risk with respect to investments, as the Company does not hold any marketable securities as of June 30, 2003. MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

Item 8.  Financial Statements and Supplementary Data

The financial statements and related notes and report of independent accountants for MemberWorks are included following Part IV, beginning on page F-1, and identified in the index appearing at Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A  Controls and Procedures

Evaluation of disclosure controls and procedures.
The chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures were effective. The Company's disclosure controls and procedures are designed to ensure that material information relating to MemberWorks and its consolidated subsidiaries that is required to be disclosed in its reports under the Exchange Act is accumulated and communicated to the chief executive officer and chief financial officer.

Notwithstanding the foregoing, although there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports, the Chief Executive Officer's and Chief Financial Officer's evaluation concluded that they are reasonably effective to do so.

Changes in internal control over financial reporting.
During the fourth quarter of fiscal 2003, there were no changes in the Company's internal control over financial reporting that could have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.





                                    Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

The information contained in the Company's Proxy Statement under the sections titled "Election of Directors" is incorporated herein by reference in response to this item. Information regarding the Executive Officers of MemberWorks is furnished in Part I of this Annual Report on form 10-K under the heading "Executive Officers of the Registrant."

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

Item 14.  Principal Accountant Fees and Services

The information contained in the Company's Proxy Statement under the section titled "Ratification of Selection of Independent Auditors" is incorporated herein by reference in response to this item.

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  Index to Financial Statements and Financial Statement Schedules                                    Page
     ---------------------------------------------------------------                                    ----
     Report of PricewaterhouseCoopers LLP, Independent Auditors                                          F-1
     Consolidated Balance Sheets as of June 30, 2003 and 2002                                            F-2
     Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001              F-3
     Consolidated Statements of Shareholders' Deficit for the years ended June 30, 2003,
      2002 and 2001                                                                                      F-4
     Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002 and 2001              F-5
     Notes to Consolidated Financial Statements                                                          F-6

     The following Financial Statement Schedule is included:

     Schedule II - Valuation and Qualifying Accounts - Years ended June 30, 2003, 2002 and 2001         F-20

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K
    On April 14, 2003, the Company filed on Form 8-K under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits" a Press Release providing additional financial details and announcing fiscal year 2003 third quarter conference call.

    On April 29, 2003, the Company filed on Form 8-K under Item 7
    "Financial Statements and Exhibits" and Item 9 "Regulation FD
    Disclosure (and information furnished under Item 12)" a Press Release announcing fiscal year 2003 third quarter and nine month results.

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


                                      Date: September 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                           Title                                               Date
-----------                         ------                                              -----

By: /s/ Gary A. Johnson             President, Chief Executive Officer and Director     September 15, 2003
--------------------------
Gary A. Johnson

By: /s/ James B. Duffy              Executive Vice President, Chief Financial Officer   September 15, 2003
---------------------------
James B. Duffy

By: /s/ Alec L. Ellison             Director                                            September 15, 2003
---------------------------
Alec L. Ellison

By: /s/ Scott N. Flanders           Director                                            September 15, 2003
---------------------------
Scott N. Flanders

By: /s/ Robert Kamerschen           Director                                            September 15, 2003
---------------------------
Robert Kamerschen

By: /s/ Michael T. McClorey         Director                                            September 15, 2003
---------------------------
Michael T. McClorey

By: /s/ Edward M. Stern             Director                                            September 15, 2003
---------------------------
Edward M. Stern

By: /s/ Marc S. Tesler              Director                                            September 15, 2003
---------------------------
Marc S. Tesler





Exhibit
No.        Description
-------    ------------

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

  *10.6    Amended and  Restated  401(k)  Profit  Sharing  Plan of the  Registrant,  dated July 1, 2000.  (filed as
            Exhibit 10.6 to the Company's  Annual Report on Form 10-K,  File No.  000-21527,  filed on September 6,
            2001)

   10.8    Credit  Agreement dated March 31, 2003 among  MemberWorks  Incorporated,  the Lenders Parties Hereto and
            Brown Brothers Harriman & Co.

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

  *10.23   Lease  Agreement  between  Stamford Towers Limited  Partnership and the Registrant,  dated May 20, 1997.
            (filed as Exhibit  10.23 to the  Company's  Annual Report on Form 10-K,  File No.  000-21527,  filed on
            September 29, 1997)

  *10.24   Second  Amendment to Lease  Agreement  between Arena Tower II Corporation  and Registrant  dated January
            24, 1997.  (filed as Exhibit 10.24 to the Company's  Annual  Report on Form 10-K,  File No.  000-21527,
            filed on September 29, 1997)

  *10.25   Third  Amendment to Lease  Agreement  between Arena Tower II Corporation  and Registrant  dated July 23,
            1997.  (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K, File No.  000-21527,  filed on September 29, 1997)

     *18   Letter re: Change in Accounting  Principle.  (filed as Exhibit 18 to the Company's Annual Report on Form
            10-K, File No. 000-21527, filed on October 8, 1998)

      21    Subsidiaries of the Registrant.

      23    Consent of PricewaterhouseCoopers LLP.



    31.1   Rule 13a-14(a)/15d-14(a) CEO Certification

    31.2   Rule 13a-14(a)/15d-14(a) CFO Certification

    32.1   CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2   CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------------------------------------

*Previously filed.

                            MEMBERWORKS INCORPORATED

                         Report of Independent Auditors


To the Board of Directors and Shareholders of MemberWorks Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) on page 17 present fairly, in all material respects, the financial position of MemberWorks Incorporated and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the aforementioned index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for membership fee revenue in fiscal 2001 and goodwill and other intangible assets in fiscal 2002.





PricewaterhouseCoopers LLP
New York, New York
July 28, 2003



                                                MEMBERWORKS INCORPORATED

                                              CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except per share amounts)

                                                                                                     June 30,
                                                                                            ---------------------------
                                                                                                2003          2002
                                                                                            ------------  -------------
                                       Assets
Current assets:
    Cash and cash equivalents                                                              $    72,260    $    45,502
    Restricted cash                                                                              2,732          5,683
    Marketable securities                                                                            -            912
    Accounts receivable (net of allowance for doubtful accounts of $1,743 and $914,
      at June 30, 2003 and 2002, respectively)                                                   8,713          9,831
    Prepaid membership materials                                                                 2,196          2,061
    Prepaid expenses                                                                             7,571          4,325
    Membership solicitation and other deferred costs                                            77,883        129,085
                                                                                           -------------  -------------
             Total current assets                                                              171,355        197,399
Fixed assets, net                                                                               24,969         31,420
Goodwill                                                                                        42,039         42,039
Intangible assets, net                                                                           6,656          8,049
Other assets                                                                                     3,486          1,910
                                                                                           -------------  -------------
             Total assets                                                                  $   248,505    $   280,817
                                                                                           =============  =============

                        Liabilities and Shareholders' Deficit
Current liabilities:
    Current maturities of long-term obligations                                            $       244    $     1,070
    Accounts payable                                                                            32,644         32,769
    Accrued liabilities                                                                         59,105         57,709
    Deferred membership fees                                                                   167,643        206,272
    Deferred income taxes                                                                          879              -
                                                                                           -------------  -------------
             Total current liabilities                                                         260,515        297,820
Deferred income taxes                                                                            5,145              -
Long-term liabilities                                                                            3,128          3,627
                                                                                           -------------  -------------
             Total liabilities                                                                 268,788        301,447
                                                                                           -------------  -------------

Commitments and contingencies (Note 11)                                                              -              -

Shareholders' deficit:
    Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued                    -              -
    Common stock, $0.01 par value -- 40,000 shares authorized;
       17,847 shares issued (17,493 shares at June 30, 2002)                                       178            175
    Capital in excess of par value                                                             122,425        109,254
    Accumulated deficit                                                                        (17,829)       (42,185)
    Accumulated other comprehensive loss                                                          (469)          (373)
    Treasury stock, 6,126 shares at cost (4,139 shares at June 30, 2002)                      (124,588)       (87,501)
                                                                                           -------------  -------------
             Total shareholders' deficit                                                       (20,283)       (20,630)
                                                                                           -------------  -------------
             Total liabilities and shareholders' deficit                                   $   248,505    $   280,817
                                                                                           =============  =============





                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                                             MEMBERWORKS INCORPORATED

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share amounts)

                                                                                 For the year ended June 30,
                                                                           ----------------------------------------
                                                                                2003          2002         2001
                                                                           -------------- ------------ ------------

Revenues                                                                   $   456,881    $   427,602  $  475,726

Expenses:
    Marketing                                                                  280,673        248,974     305,032
    Operating                                                                   78,444         78,694      90,368
    General and administrative                                                  74,085         79,211      99,732
    Restructuring charges (Note 12)                                                  -          6,893           -
    Non-recurring charge (Note 11)                                                   -              -       3,000
    Amortization of intangibles                                                  1,393          1,941      10,918
                                                                           -------------- ------------ ------------

Operating income (loss)                                                         22,286         11,889     (33,324)
Settlement of investment related litigation (Note 7)                            19,148              -           -
(Loss) gain on sale of subsidiary (Note 6)                                        (959)        65,608           -
Net (loss) gain on investment (Note 6)                                            (206)       (33,628)     (2,172)
Other income (expense), net                                                        326           (401)       (450)
                                                                           -------------- ------------ ------------

Income (loss) before equity in affiliate and minority interest                  40,595         43,468     (35,946)
Equity in income of affiliate                                                        -              -          83
Minority interest (Note 15)                                                          -            450       9,106
                                                                           -------------- ------------ ------------

Income (loss) before income taxes                                               40,595         43,918     (26,757)
Provision for income taxes                                                      16,239             -            -
                                                                           -------------- ------------ ------------

Income (loss) before cumulative effect of accounting change                     24,356         43,918     (26,757)
Cumulative effect of accounting change (Note 4)                                      -         (5,907)    (25,730)
                                                                           -------------- ------------ ------------
Net income (loss)                                                          $    24,356    $    38,011  $  (52,487)
                                                                           ============== ============ ============

Basic earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change           $      1.93    $      3.03  $    (1.75)
     Cumulative effect of accounting change                                          -          (0.41)      (1.69)
                                                                           -------------- ------------ ------------
     Basic earnings (loss) per share                                       $      1.93    $      2.63  $    (3.44)
                                                                           ============== ============ ============

Diluted earnings (loss) per share:
     Income (loss) before cumulative effect of accounting change           $      1.84    $      2.95  $    (1.75)
     Cumulative effect of accounting change                                          -          (0.40)      (1.69)
                                                                           -------------- ------------ ------------
     Diluted earnings (loss) per share                                     $      1.84    $      2.55  $    (3.44)
                                                                           ============== ============ ============

Pro forma assuming accounting changes are retroactively applied:
     Net income (loss)                                                     $    24,356    $    43,918  $  (18,978)
     Basic earnings (loss) per share                                              1.93           3.03       (1.24)
     Diluted earnings (loss) per share                                            1.84           2.95       (1.24)

Weighted average common shares used in earnings (loss) per share calculations:
     Basic                                                                      12,596         14,477      15,248
                                                                           ============== ============ ============

     Diluted                                                                    13,233         14,909      15,248
                                                                           ============== ============ ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                                                MEMBERWORKS INCORPORATED

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                        (In thousands)

                                                                                              Accumulated
                                                        Capital in                               Other
                                         Common Stock    Excess of    Deferred   Accumulated Comprehensive   Treasury
                                       ------------------
                                        Shares   Amount  Par Value  Compensation   Deficit       Loss          Stock      Total
                                       --------------------------------------------------------------------------------------------
Balance - June 30, 2000                  16,507   $  165  $ 91,398   $       (44)  $ (27,709)  $    (145)    $(44,644)   $ 19,021
Issuance of common stock                    376        4     3,234                                                          3,238
Issuance of common stock for
  an acquisition                            425        4    12,880                                                         12,884
Issuance of treasury stock to fund
  401K Plan                                                    (28)                                               154         126
Acquisition of treasury stock                                                                                  (8,917)     (8,917)
Deferred compensation                                          351            44                                              395
Comprehensive loss:
  Net loss                                                                           (52,487)
  Currency translation adjustment                                                                   (225)
  Total comprehensive loss                                                                                                (52,712)
                                       --------------------------------------------------------------------------------------------
Balance - June 30, 2001                  17,308      173   107,835             -     (80,196)       (370)     (53,407)    (25,965)
Issuance of common stock                    185        2     1,462                                                          1,464
Issuance of treasury stock to fund
  401K Plan                                                    (51)                                               207         156
Expense associated with the issuance
  of stock options to a non-employee                             8                                                              8
Acquisition of treasury stock                                                                                 (34,301)    (34,301)
Comprehensive income:
  Net income                                                                          38,011
  Currency translation adjustment                                                                     (3)
  Total comprehensive income                                                                                               38,008
                                       --------------------------------------------------------------------------------------------
Balance - June 30, 2002                  17,493      175   109,254             -     (42,185)       (373)     (87,501)    (20,630)
Issuance of common stock                    354        3     4,047                                                          4,050
Tax Benefit from employee stock options                      9,100                                                          9,100
Issuance of treasury stock to fund
  401K Plan                                                    (21)                                               127         106
Expense associated with the issuance
  of stock options to a non-employee                            45                                                             45
Acquisition of treasury stock                                                                                 (37,214)    (37,214)
Comprehensive income:
  Net income                                                                          24,356
  Currency translation adjustment                                                                    (96)
  Total comprehensive income                                                                                               24,260
                                       --------------------------------------------------------------------------------------------
Balance - June 30, 2003                  17,847   $  178  $122,425   $         -   $ (17,829)  $    (469)   $(124,588)   $(20,283)
                                       ==========================================================================================








                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                                                MEMBERWORKS INCORPORATED
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)

                                                                                         For the year ended June 30,
                                                                                   -----------------------------------------
                                                                                       2003          2002          2001
                                                                                   ------------  ------------  -------------
Operating activities
  Net income (loss)                                                                $    24,356   $    38,011   $    (52,487)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Change in deferred membership fees                                                (39,003)      (17,116)         9,266
     Change in membership solicitation and other deferred costs                         51,411        15,038         17,177
     Depreciation and amortization                                                      12,120        13,252         20,498
     Deferred income taxes                                                              14,182             -              -
     Tax benefit from employee stock plans                                                 942             -              -
     Gain on settlement of investment related litigation                               (19,148)            -              -
     Loss (gain) on sale of subsidiary                                                     959       (65,608)             -
     Net loss on investment                                                                206        33,628          2,172
     Equity in income of affiliate                                                           -             -            (83)
     Non-cash restructuring charges                                                          -         1,585              -
     Minority interest                                                                       -          (450)        (9,106)
     Cumulative effect of accounting change                                                  -         5,907         25,730
     Other                                                                               2,485         2,605          2,863

  Change in assets and liabilities:
     Restricted cash                                                                     2,951        (4,692)          (991)
     Accounts receivable                                                                   758         8,830         (2,299)
     Prepaid membership materials                                                         (135)          315            202
     Prepaid expenses                                                                   (3,246)       (2,217)        (2,938)
     Other assets                                                                       (1,331)         (251)           773
     Related party payables                                                                  -            12            176
     Accounts payable                                                                     (255)      (10,752)          (827)
     Accrued liabilities                                                                 1,281        (1,083)         1,896
                                                                                   ------------  ------------  -------------
Net cash provided by operating activities                                               48,533        17,014         12,022
                                                                                   ------------  ------------  -------------

Investing activities
  Acquisition of fixed assets                                                           (5,463)       (5,761)       (15,133)
  Settlement of investment related litigation                                           19,148             -              -
  Proceeds from sale of subsidiary, net of cash sold                                         -        45,997              -
  Other investing activities                                                            (1,250)            -          4,144
  Business combinations, net of cash acquired                                                -             -         (7,185)
                                                                                   ------------ ------------   -------------
Net cash provided by (used in) investing activities                                     12,435        40,236        (18,174)
                                                                                   ------------  ------------  -------------

Financing activities
  Net proceeds from issuance of stock                                                    4,050         1,515          8,059
  Net repayments of credit facility                                                          -             -           (526)
  Treasury stock purchases                                                             (37,214)      (34,301)        (8,917)
  Payments of long-term obligations                                                     (1,051)         (718)          (755)
                                                                                   ------------  ------------  -------------
Net cash used in financing activities                                                  (34,215)      (33,504)        (2,139)
                                                                                   ------------  ------------  -------------
Effect of exchange rate changes on cash and cash equivalents                                 5            11           (133)
                                                                                   ------------  ------------  -------------
Net increase (decrease) in cash and cash equivalents                                    26,758        23,757         (8,424)
Cash and cash equivalents at beginning of year                                          45,502        21,745         30,169
                                                                                   ------------  ------------  -------------
Cash and cash equivalents at end of year                                           $    72,260   $    45,502   $     21,745
                                                                                   ============  ============  =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

NOTE 1 - NATURE OF BUSINESS

MemberWorks Incorporated ("MemberWorks" or the "Company"), a Delaware Corporation organized in 1996 and did business as Card Member Publishing Corporation from 1989 to 1996, designs and manages membership programs that offer services and discounts on everyday needs in healthcare, personal finance, insurance, travel, entertainment, fashion, personal security and more. As of June 30, 2003, 6.3 million retail members are enrolled in MemberWorks programs, gaining convenient access to thousands of service providers and vendors. MemberWorks is the trusted marketing partner of leading consumer-driven organizations and offers them effective tools to enhance their market presence, strengthen customer affinity and generate additional revenue.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant judgments and estimates include: membership cancellation rates, deferred marketing costs, valuation of intangible assets, estimation of remaining useful lives of intangible assets and valuation of deferred tax assets.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current years presentation.

Foreign currency translation
Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect as of the balance sheet dates. Equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included as a component of comprehensive income in the consolidated statements of shareholders' deficit. Transaction gains and losses, if any, are included in the consolidated statements of operations.

Fair value of financial instruments and concentration of credit risk
All current assets and liabilities are carried at cost, which approximates fair value due to the short-term maturity of those instruments. The recorded amounts of the Company's long-term liabilities also approximate fair value. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from financial and other cardholder-based institutions (clients of the Company) whose cardholders constitute the Company's membership base. These entities include major banks, financial institutions, retailers and major oil companies located primarily in the United States.

Fixed assets
Fixed assets, capitalized software costs and capital leases are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Useful lives are generally 3 years for computer software and equipment, 5 years or the remaining life of the lease for leasehold improvements and 5 to 10 years for furniture and fixtures. Maintenance and repair expenditures are charged to operations as incurred.

Revenue recognition
Membership fees are billed through clients of the Company primarily through credit cards. During an initial annual membership term or renewal term, a member may cancel his or her membership in the program generally for a prorata refund of the membership fee based on the remaining portion of the membership period. Revenue from members who are charged on a monthly payment program is recognized as the membership fees are earned. In accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), deferred membership fees are recorded, net of estimated cancellations, and are amortized as revenues from membership fees upon the expiration of membership refund privileges. An allowance for membership cancellations is established based on management's estimates and is updated regularly. In determining the estimate of allowance for membership cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products. Actual membership cancellations are charged against the allowance for membership cancellations on a current basis. If actual cancellations differ from the estimate, the results of operations would be impacted. Accrued liabilities set forth in the accompanying consolidated balance sheets as of June 30, 2003 and 2002 include an allowance for membership cancellations of $20,934,000 and $23,753,000, respectively.

Membership programs sponsored by the Company's two largest clients in 2003 accounted for 21% and 16% of revenue, respectively. For the fiscal years ended June 30, 2002 and 2001, membership programs sponsored by the Company's largest client accounted for 16% and 13% of revenue, respectively.

Marketing Expenses
The Company's marketing expenses are comprised of telemarketing, direct mail, refundable royalty payments, non- refundable royalty payments and advertising costs. Telemarketing and direct mail are direct response advertising costs which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). Under SOP 93-7, direct response advertising costs are deferred and charged to operations over the membership period as revenues from membership fees are recognized. Refundable royalty payments are also deferred and charged to operations over the membership period in order to match the marketing costs with the associated revenues from membership fees. Advertising costs and non-refundable royalty payments, which include fee per pitch, fee per sale and fee per impression marketing arrangements, are expensed when incurred.

Total membership solicitation costs incurred to obtain a new member are generally less than the estimated total membership fees. However, if total membership solicitation costs were to exceed total estimated membership margins, an adjustment would be made to the membership solicitation and other deferred costs balance to the extent of any impairment.

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

Restricted cash
The Company excludes from cash and cash equivalents restricted cash which is held in an escrow account for the payment of commissions to a client and the related refunds to customers. In fiscal 2002, the Company held cash in an escrow account pursuant to the iPlace, Inc. merger agreement (see Note 6).

Marketable securities
Marketable securities are classified as available-for-sale. Unrealized gains and losses are excluded from earnings and are reported as a separate component of other comprehensive income in shareholders' equity. Losses incurred that are deemed to be other than temporary are charged to earnings. Realized gains and losses are included in income and are determined based on the specific identification method. As of June 30, 2003, the Company did not have any marketable securities. As of June 30, 2002, the Company had marketable securities of $912,000.

Income taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Valuation of goodwill and other intangibles
MemberWorks reviews the carrying value of its goodwill and other intangible assets, and assesses the remaining estimated useful lives of its intangible assets, in accordance with SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company reviews the carrying value of its goodwill and other intangible assets for impairment by comparing such amounts to their fair values.

MemberWorks is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, MemberWorks would then be required to record a corresponding charge which would negatively impact earnings. Goodwill at July 1, 2002 and 2001 was tested for impairment during the quarters ended September 30, 2002 and 2001, respectively. The Company concluded that none of its goodwill was impaired as of July 1, 2002. As of July 1, 2001, the Company determined that there was an impairment of goodwill of $5,907,000 at one of its reporting units (see Note 4) due to the change in methodology of calculating impairment under SFAS 142 concurrent with downward trends in the operations of the reporting unit. This amount was recorded as a cumulative effect of accounting change in the statement of operations in fiscal 2002.

Intangible assets principally include member and customer relationships that arose in connection with business acquisitions. Acquired intangibles, except member relationships, are recorded at cost and are amortized on a straight- line basis over their estimated useful lives ranging from 3 to 20 years. The value of member relationships is amortized using an accelerated method based on estimated future cash flows.

Impairment of long-lived assets
The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. As of June 30, 2003, no impairment has been indicated.

Treasury stock
Treasury stock is accounted for under the cost method.

Stock-based compensation
The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations.

As of June 30, 2003, the Company has five stock-based compensation plans which are described below. In accordance with APB 25, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally does not recognize compensation expense with respect to stock-based awards to employees. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"), the Company's pro forma net income and earnings per share would have been as follows:

                                                                                      Year ended June 30,
                                                                             ---------------------------------------
                                                                                2003          2002          2001
                                                                             ------------  -----------   -----------
                                                                             ($ in thousands, except per share data)

Net income (loss) reported:                                                $    24,356   $    38,011  $    (52,487)
Add: Stock-based employee compensation expense determined under the
   intrinsic value based method for all awards, net of related tax effects           -             8           395
Deduct: Stock-based employee compensation expense determined under the
   fair value based method for all awards, net of related tax effects           (6,055)      (11,406)      (11,310)
                                                                             ------------  -----------   -----------
     Pro forma net income                                                  $    18,301   $    26,613  $    (63,402)
                                                                             ============  ===========   ===========

Earnings (loss) per share:
     As reported
         Basic                                                             $      1.93   $      2.63  $      (3.44)
         Diluted                                                                  1.84          2.55         (3.44)
     Pro forma
         Basic                                                             $      1.45   $      1.84  $      (4.16)
         Diluted                                                                  1.38          1.79         (4.16)


Under the stock option plans and the agreement with an executive officer, the fair value of each option grant calculated under the provisions of SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30:

                                                               2003               2002              2001
                                                               ----               ----              ----
             Dividend yield                                       0%                 0%               0%
             Expected volatility                                 69%                50%              50%
             Risk free interest rate                            3.5%               4.8%             5.9%
             Expected lives                                  5 years            5 years          5 years

The weighted average fair value per share of options granted at market value were $7.95, $9.55 and $14.03 for the years ended June 30, 2003, 2002 and 2001, respectively. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period of four years and the Employee Stock Purchase Plan's look-back period of six-months.

For purposes of calculating the pro forma SFAS 123 compensation expense under the iPlace Inc. stock option plan, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended June 30, 2002: dividend yield of 0%; volatility of 50%; risk free interest rate of 4.6%; and expected life of 5.0 years. The weighted average fair value of options granted at market value during fiscal 2002 was $1.34. The following weighted average assumptions were used for the year ended June 30, 2001: dividend yield of 0%; volatility of 50%; risk free interest rate of 4.9%; and expected life of 5.0 years. The weighted average fair value of options granted at market value during fiscal 2001 was $2.07.

New accounting pronouncements
In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)." The adoption of SFAS 146 did not have a material impact on the Company's financial statements.

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

In December 2002, the FASB issued SFAS 148. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition provisions of this statement are effective for financial statements with fiscal years ending after December 15, 2002. The disclosure provisions of this statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity " ("SFAS 150"). This statement requires that certain financial instruments that were accounted for as equity under previous guidance be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. MemberWorks does not believe that the adoption of SFAS 150 will have a material impact on Company's financial statements.

NOTE 3 - STOCK- BASED COMPENSATION

Stock Compensation Plans
During fiscal 1997, the Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan"), which became effective upon the closing of the Company's initial public offering. Under the 1996 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted. During fiscal 1999, the Board of Directors and shareholders approved an increase in the number of shares of Common Stock reserved for issuance under the 1996 Stock Option Plan from 1,800,000 to 3,600,000. During fiscal 2002, the Company added an additional 2,000,000 options, which may be granted using treasury stock.

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

Under the stock option plans described above, options generally become exercisable over a four to five year period and expire at the earlier of termination of employment or between five to ten years from the date of grant.

The Company had an agreement with an executive officer, whereby the Company was required to grant options to purchase up to 144,000 shares of Common Stock to the executive for achievement of certain performance goals. These options have a stated exercise price of $2.78 per share and vest ratably over a four-year period from the date of grant. The Company recognized compensation expense related to those options of $44,000 for the year ended June 30, 2001.

At June 30, 2003, 5,508,000 shares of common stock were reserved for issuance under the stock option plans, of which 900,000 shares were available for future grant.

Information with respect to options to purchase shares issued under these plans is as follows:

                                                  2003                      2002                     2001
                                                  ----                      ----                     ----
                                                       Average                   Average                   Average
                                                       Exercise                 Exercise                  Exercise
(Shares in thousands)                     Shares        Price        Shares       Price       Shares        Price
                                          ------        -----        ------       -----       ------        -----
Outstanding at beginning of year          4,341        $  20.82      3,815       $  21.45      2,980       $  17.14
Granted at market value                     850           13.42      1,128          19.36      1,766          27.61
Exercised                                  (338)          11.30       (127)         21.29       (366)          7.78
Forfeited                                  (321)          24.53       (475)         25.31       (565)         26.32
                                       -------------               ------------            --------------
Outstanding at end of year                4,532         $ 19.88       4,341      $  20.82      3,815       $  21.45
                                       =============               ============            ==============

                                                Options Outstanding                           Options Exercisable
                                      -----------------------------------------            --------------------------
                                         Shares        Average       Average                  Shares       Average
                                       Outstanding    Remaining     Exercise                Outstanding   Exercise
(Shares in thousands)                  at 6/30/03    Life (Years)     Price                 at 6/30/03      Price
                                       ----------    ------------     -----                 ----------      -----
$2.78 to $13.00                               447          3.6       $   5.95                     392      $   5.67
$13.05 to $14.26                              773          9.1          13.10                       -          -
$15.00 to $19.38                              754          5.9          16.76                     599         16.42
$20.31 to $20.35                              988          8.0          20.34                     294         20.34
$20.81 to $29.00                              671          6.5          26.81                     534         26.53
$29.56 to $29.88                              899          6.9          29.59                     486         26.60
                                      --------------                                       --------------
                                            4,532          7.0       $  19.88                   2,305      $  20.21
                                      ==============                                       ==============

Options exercisable as of June 30, 2002 and 2001 were 1,876,000 and 1,345,000, respectively.

iPlace Stock Option Plan
In April 2001, the Board of Directors of iPlace approved a five-for-one stock split of iPlace's outstanding stock and options. The stock option split did not impact the value of outstanding options and all option share information has been adjusted to reflect the five-for-one stock split.

The iPlace options were issued at the estimated fair value of the underlying common stock and generally vested 25% per year beginning one year from the date of grant. During 2002, 470,000 options were granted at an average exercise price of $2.74 and 205,000 options were forfeited at an average exercise price of $2.40. In August 2001, MemberWorks sold iPlace (see Note 6). Therefore, there were no stock options outstanding under this plan as of June 30, 2003 or 2002. During 2001, 2,941,000 options were granted at an average exercise price of $4.20 and 482,000 options were forfeited at an average exercise price of $2.80. At June 30, 2001, options to purchase approximately 5,585,000 shares of iPlace stock remained outstanding at an average exercise price of $3.18 with 1,548,000 of those options exercisable at an average exercise price of $2.54.

Employee Stock Purchase Plan
During fiscal 1997, the Company adopted the 1996 Employee Stock Purchase Plan which provides for the issuance of up to 360,000 shares of common stock. The plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of (a) 85% of the closing price of the Common Stock on the day the purchase period commences or (b) 85% of the closing price of the Common Stock on the day the purchase period terminates. During fiscal 2003, 2002, and 2001, 16,000, 18,000 and 20,000 shares were purchased under the plan, respectively.

Warrants
During fiscal 2001, warrants to acquire 3,000 shares of Common Stock were exercised at $0.0014 per share. In addition, during fiscal 2001, warrants to acquire 4,000 shares of Common Stock at $0.0014 expired.

Warrants were issued to outside investors prior to fiscal 1997. As of June 30, 2003, 2002 and 2001, no warrants are outstanding to purchase Common Stock.

NOTE 4 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

                                                                                      2003       2002       2001
                                                                                   ---------------------------------
Net income (loss) before cumulative effect of accounting change:
   Reported income (loss) before cumulative effect of accounting change            $  24,356  $  43,918  $ (26,757)
   Indefinite lived intangible asset amortization                                          -          -      7,779
                                                                                   ---------------------------------
   Adjusted net income (loss) before cumulative effect of accounting change        $  24,356  $  43,918  $ (18,978)
                                                                                   =================================

Basic earnings (loss) before cumulative effect of accounting change per share:
   Reported earnings (loss) before cumulative effect of accounting change per share$    1.93  $    3.03  $   (1.75)
   Indefinite lived intangible asset amortization per share                               -          -        0.51
                                                                                   ---------------------------------
   Adjusted earnings (loss) before cumulative effect of accounting change per share$    1.93  $    3.03  $   (1.24)
                                                                                   =================================

Diluted earnings (loss) before cumulative effect of accounting change per share:
   Reported earnings (loss) before cumulative effect of accounting change per share$    1.84  $    2.95  $   (1.75)
   Indefinite lived intangible asset amortization per share                               -          -        0.51
                                                                                   ---------------------------------
   Adjusted earnings (loss) before cumulative effect of accounting change per share$    1.84  $    2.95  $   (1.24)
                                                                                   =================================

Net income (loss):
   Reported income (loss)                                                          $  24,356  $  38,011  $ (52,487)
   Indefinite lived intangible asset amortization                                         -          -       7,779
                                                                                   ---------------------------------
   Adjusted net income (loss)                                                      $  24,356  $  38,011  $ (44,708)
                                                                                   =================================

Basic earnings (loss) per share:
   Reported earnings (loss) per share                                              $    1.93  $    2.63  $   (3.44)
   Indefinite lived intangible asset amortization per share                               -          -        0.51
                                                                                   ---------------------------------
   Adjusted earnings (loss) per share                                              $    1.93  $    2.63  $   (2.93)
                                                                                   =================================

Diluted earnings (loss) per share:
   Reported earnings (loss) per share                                              $    1.84  $    2.55  $   (3.44)
   Indefinite lived intangible asset amortization per share                               -          -        0.51
                                                                                   ---------------------------------
   Adjusted earnings (loss) per share                                              $    1.84  $    2.55  $   (2.93)
                                                                                   =================================

Adoption of SAB 101
The Company adopted SAB 101 as of July 1, 2000. SAB 101 establishes the Security and Exchange Commission's (the "Staff") preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges. Effective July 1, 2000, the Company changed its method of accounting for membership fee revenue to comply with the Staff's preferred method as outlined in SAB 101. Membership fees, and the related direct costs associated with acquiring the underlying memberships, are no longer recognized on a prorata basis over the corresponding membership period, but instead are recognized in earnings upon the expiration of membership refund privileges. The cumulative effect of this change in accounting principle as of July 1, 2000 of $25,730,000 was recorded in the fiscal quarter ended September 30, 2000. The membership fees, net of estimated refunds and associated direct costs, which were deferred as part of the cumulative effect adjustment at July 1, 2000 were recognized in earnings during fiscal year 2001 as the underlying refund privileges expired. During the fiscal year ended June 30, 2001, the Company recognized $68,195,000 of revenue which was included as a component of the cumulative effect of accounting change booked July 1, 2000. The effect of the adoption of SAB 101 on reported revenue, loss before the cumulative effect of accounting change and loss per share before the cumulative effect of accounting change for the fiscal year ended June 30, 2001, is an increase of $13,470,000, $3,758,000 and $0.25, respectively.

NOTE 5 - BUSINESS COMBINATIONS

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

NOTE 6 - (LOSS) GAIN ON SALE OF SUBSIDIARY/LOSS ON INVESTMENT

During fiscal 2002, the Company sold its investment in and advances to iPlace,30, Inc. in exchange for $50,111,000 in cash, including $3,703,000 held in escrow, and2002 1,601,000 shares of Homestore.com, Inc. common stock, including 451,000 shares held in escrow. The Company reported a gain of $65,608,000 on the sale. Subsequent to the date of sale, the investment in Homestore.com, Inc. declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com, Inc. to its fair value and recognized a loss of $33,628,000 during fiscal 2002. As of June 30, 2002, the Company's investment in Homestore.com, Inc. was valued at $912,000. During fiscal 2002, 84,000 shares were released from the escrow. During fiscal 2003, the Company settled with Homestore.com, Inc. all pending issues related to amounts held in escrow in connection with the sale. The Company returned cash and stock to Homestore.com, Inc., which resulted in a net loss of $959,000. During fiscal 2003, the Company sold all of its Homestore.com, Inc. common stock and recognized a loss of $206,000 in connection with this sale (see Note 7).

During fiscal 2001, MemberWorks' investment in 24/7 Media, Inc., ("24/7") declined in value and management determined that the decline was other than temporary. As a result, MemberWorks wrote down its investment in 24/7 by $1,790,000. In addition, during fiscal 2001, MemberWorks sold its remaining shares of 24/7 stock. Proceeds from the sales were $4,144,000 and related realized losses were $382,000. The financial impact of the transactions on fiscal 2001 is a net loss of $2,172,000.

NOTE 7 - Settlement of investment related litigation

During fiscal 2003, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23,000,000 of which MemberWorks received $19,148,000 (see Note 6).

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                    As of June 30, 2003                   As of June 30, 2003
                                             -----------------------------------   -----------------------------------
                                              Gross Carrying     Accumulated        Gross Carrying      Accumulated
                                                  Amount         Amortization           Amount         Amortization
                                             ----------------- -----------------   ------------------ ----------------
Finite lived intangible assets:
   Membership and client relationships       $      13,195     $      (6,730)      $      13,195      $      (5,466)
   Other                                               950              (759)                950               (630)
                                             ----------------- -----------------   ------------------ ----------------
      Total amortized intangible assets      $      14,145     $      (7,489)      $      14,145      $      (6,096)
                                             ================= =================   ================== ================

Indefinite lived intangible assets:
     Goodwill                                $      42,039                         $      42,039
                                             =================                     ==================

The future intangible amortization expense for the next five fiscal years is estimated to be as follows (in thousands):

Fiscal Year:
     2004                                                                        1,045
     2005                                                                          840
     2006                                                                          695
     2007                                                                          554
     2008                                                                          485

Goodwill was tested for impairment during the quarter ended September 30, 2002 as required by SFAS 142. The Company concluded that none of its goodwill was impaired. Fair value was estimated using discounted cash flow methodologies. Goodwill was tested at July 1, 2001, for impairment during the quarter ended September 30, 2001, in connection with the adoption of SFAS 142 (see Note 4). In addition, the Company reassessed the estimated useful lives of its indefinite lived intangible assets and determined that the lives were appropriate. The Company will continue to test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

NOTE 9 - FIXED ASSETS

Fixed assets, net are comprised of the following at June 30, (in thousands):

                                                                             2003           2002
                                                                             ----           ----
        Computer software and equipment                                $     44,535   $     44,935
        Furniture and fixtures                                                8,161          8,103
        Leasehold improvements                                                6,356          6,895
                                                                          -----------    -----------
                                                                             59,052         59,933
        Accumulated depreciation and amortization                           (34,083)       (28,513)
                                                                          -----------    -----------
                                                                       $     24,969   $     31,420
                                                                          ===========    ===========

Depreciation and amortization expense was $10,818,000, $11,311,000 and $10,545,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

NOTE 10 - LONG-TERM LIABILITIES

Long-term liabilities are summarized as follows at June 30, (in thousands):

                                                                             2003           2002
                                                                             ----           ----
         Notes payable                                                 $         -    $       760
         Lease incentives                                                    1,466          1,519
         Other long-term obligations                                         1,898          2,355
                                                                          -----------    -----------
                                                                             3,364          4,634
         Less: current maturities                                              236          1,015
                                                                          -----------    -----------
         Long-term liabilities                                         $     3,128    $     3,619
                                                                          ===========    ===========

The Company has a bank credit facility that allows borrowings up to $28,000,000. Borrowings under the facility accrue interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. A commitment fee is charged based on the total facility at the rate of 0.50% per annum on the average daily unused portion of the facility. This bank credit facility matures on March 29, 2004. As of June 30, 2003, availability under the bank credit facility was reduced by an outstanding letter of credit of $5,495,000. There were no borrowings outstanding under this bank credit facility as of June 30, 2003 or 2002. The bank credit facility has certain financial covenants, including a maximum debt coverage ratio, a minimum fixed charge ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. For the periods ended June 30, 2003 and 2002, the Company was in compliance with all financial and restrictive loan covenants. The credit facility is secured by all of the Company's assets, including the stock of its subsidiaries.

As of June 30, 2002, the Company's subsidiary, DDS, had $760,000 outstanding under a note payable that had an interest rate of 5.0% per annum which was paid in full in fiscal 2003.

As of June 30, 2003 and 2002, MemberWorks Canada had $1,466,000 and $1,519,000, respectively, outstanding for lease incentives related to certain operating leases. These lease incentives are amortized as a reduction to rent expense over the terms of the leases.

Other long-term obligations are comprised of the long-term portion of the restructuring reserve (see note 12) and two consulting agreements entered into by DDS which expire during fiscal 2005.

Other income (expense) as shown in the statements of operations for the fiscal years ended June 30, 2003, 2002 and 2001, includes interest expense of $238,000, $435,000 and $1,263,000, respectively. Other income (expense) as shown in the statements of operations for the fiscal years ended June 30, 2003, 2002 and 2001, includes interest income of $808,000, $768,000 and $900,000, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Rent expense under operating leases was $7,671,000, $6,508,000 and $7,552,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

The Company entered into certain capital leases for certain equipment. Lease amortization for the years ended June 30, 2003, 2002 and 2001 was $55,000, $62,000 and $47,000, respectively, and is included in depreciation and amortization expense.

Future minimum lease payments under capital leases, including the present value of net minimum lease payments, as of June 30, 2003 are $8,000, which will be paid in fiscal 2004. Interest rates on these capital leases ranged from 9.9% to 31.6%.

The future minimum lease payments under operating leases as of June 30, 2003 are as follows (in thousands):

                                                                                          Operating
Fiscal Year                                                                                 Leases
-----------                                                                                 ------
2004                                                                                    $     6,620
2005                                                                                          6,160
2006                                                                                          4,977
2007                                                                                          2,516
2008                                                                                          2,393
Thereafter                                                                                    4,496
                                                                                         -------------
Total minimum lease payments                                                            $    27,162
                                                                                         =============

In fiscal 2003, the Company entered into an advertising agreement with one of its clients to promote products and services to prospective new members. Pursuant to the agreement, as of June 30, 2003, the Company has a purchase commitment of $1,000,000, that is payable in fiscal 2004

In fiscal 2001, the Company entered into a voluntary agreement with the State of California and Ventura and Orange Counties to implement certain marketing practices in the State of California. Pursuant to the agreement, the Company paid costs of investigation and civil penalties of $2,000,000, which were split between the state and the counties. The Company also established a reserve of $1,000,000 to cover specific costs related to the agreement. As a result of the agreement, the Company recorded a non-recurring charge of $3,000,000 during fiscal 2001. As of June 30, 2003, this obligation was $0.

Legal proceedings
Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties are subject. The Company is involved in other lawsuits and claims generally incidental to its business including, but not limited to, various suits, including previously disclosed suits in the 2002 Annual Report filed on Form 10-K, brought against the Company by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's programs. In addition, from time to time, and in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory authorities. Management does not believe that there will be any material effects on the results of operations as a result of its outstanding litigation proceedings.

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The Court has announced that it will deny the motion for national class certification, but it has indicated that it would consider certifying a class of Michigan residents. A hearing has not yet been held on class certification, and no order has been issued. The Company believes that the claims made against Coverdell are unfounded and Coverdell and the Company will vigorously defend their interests against this suit.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that MemberWorks was not liable to MedVal for any compensatory damages, they awarded $5,495,000 in punitive damages and costs against MemberWorks solely under CUTPA. MemberWorks believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. No briefing schedule has yet been set in the appeal. While the Company intends to take action to prevent the enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that MemberWorks will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company were ultimately unsuccessful on this or other available appeals, and a final non-appealable court order confirming the arbitration award is rendered, the payment of the award could have a material adverse effect on the Company's results of operations and liquidity in the period in which the final order is entered.


NOTE 12 - RESTRUCTURING CHARGES

During fiscal 2002, the Company announced the implementation of several cost saving initiatives due to a slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program included a workforce reduction, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company. As a result of the restructuring program, the Company recorded restructuring charges of $6,893,000 during the quarter ended December 31, 2001.

The following is a rollforward of the major components of the restructuring reserve (in thousands):

                                                 Workforce          Lease              Asset
                                                 Reduction       Obligations         Disposals            Total
                                               --------------  -----------------   ---------------    --------------
Additions to the reserve                       $     2,214     $      3,094        $      1,585       $     6,893
Charges to the reserve                               1,823              548               1,585             3,956
                                               --------------  -----------------   ---------------    --------------
Reserve balance at June 30, 2002                       391            2,546                   -             2,937
Additions to the reserve                                 -                -                   -                 -
Charges to the reserve                                 300              836                   -             1,136
                                               --------------  -----------------   ---------------    --------------
Reserve balance at June 30, 2003               $        91     $      1,710        $          -       $     1,801
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

NOTE 13- INCOME TAXES

The provision for income taxes is as follows as of June 30, (in thousands):

                                                                         2003         2002         2001
                                                                         ----         ----         ----
Current
  Federal                                                          $      1,635  $         -  $         -
  State                                                                     422            -            -
  Foreign                                                                     -            -            -
                                                                      ------------ ------------ ------------
Total                                                              $      2,057  $         -  $         -
                                                                      ============ ============ ============

Deferred
  Federal                                                          $     11,642  $         -  $         -
  State                                                                   2,540            -            -
  Foreign                                                                     -            -            -
                                                                      ------------ ------------ ------------
Total                                                              $     14,182  $         -  $         -
                                                                      ============ ============ ============

There was no current or deferred provision for income taxes for the years ended June 30, 2002 or 2001 due to the utilization of the Company's net operating loss carry forwards against which the Company had carried a full valuation allowance. Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes.

The tax effects of the basis differences and net operating loss carry forwards and the valuation allowance established in accordance with SFAS 109 are summarized below as of June 30, 2003 and 2002 (in thousands):

                                                                              2003             2002
                                                                              ----             ----
Deferred Tax Assets:
Benefit of federal and state net operating loss carry forwards         $       16,163   $      28,859
Deferred membership fees                                                        2,965          18,944
Allowance for membership cancellations                                          8,361           9,453
Sale of Homestore.com, Inc. marketable securities                                   -             335
Other deferred tax assets                                                       1,997           4,751
                                                                          -------------    -------------
Gross deferred tax assets                                                      29,486          62,342
Less: Valuation allowance                                                           -          (6,581)
                                                                          -------------    -------------
Deferred tax assets after valuation allowance                                  29,486          55,761
                                                                          -------------    -------------

Deferred Tax Liabilities:
Membership solicitation and other deferred costs                              (30,266)        (54,175)
Goodwill and other intangibles                                                 (3,204)           (992)
Depreciation                                                                   (2,040)           (594)
                                                                          -------------    -------------
Gross deferred tax liabilities                                                (35,510)        (55,761)
                                                                          -------------    -------------
Net deferred tax liability                                             $       (6,024)  $           -
                                                                          =============    =============

As of June 30, 2003, the Company had federal net operating loss carry forwards of $41,443,000 expiring at various dates from December 31, 2017 to June 30, 2021. The Company's ability to use these losses to offset future taxable income would be subject to limitations under the Internal Revenue Code if certain changes in the Company's ownership occur. The Company also has state net operating loss carry forwards available to reduce future state taxable income which expire beginning June 30, 2003 through June 30, 2022.

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock-based compensation plans reduced taxes payable by approximately $942,000 in 2003. Such benefits were credited to additional paid-in capital. There has been no tax benefit recognized into income in fiscal 2003 for the reversal of the valuation allowance of $8,157,000 that was attributable to prior period disqualifying dispositions. These amounts have been credited to additional paid-in capital. The amount credited to additional paid-in capital exceeds the June 30, 2002 valuation allowance due to the Company's revaluation of certain deferred tax assets.

Income tax expense as a percentage of pre-tax income was 40% for fiscal 2003. The effective tax rate was higher than the U.S. statutory rate primarily due to state taxes and other non-deductible items. During fiscal 2002, MemberWorks was not required to record a provision for income taxes due to the ability to utilize net operating loss carryforwards against which the Company had carried a full valuation allowance. MemberWorks was not required to record a provision for income taxes for the year ended June 30, 2001 due to tax losses incurred and the provision of a full valuation allowance against those losses. The valuation allowance recognized in prior periods has been fully reversed in fiscal 2003 based upon the Company's belief that it is more likely than not that it will realize its deferred tax assets.

NOTE 14 - RELATED PARTY OBLIGATIONS

As of June 30, 2001, the Company's majority-owned subsidiary, iPlace, Inc. had a note payable to the president of iPlace, Inc. for $1,973,000. The note bore interest at the Citibank, N.A. publicly announced interest rate plus 1% per annum and was due on demand. Other income, net for fiscal 2003, 2002 and 2001 included related party interest expense of $0, $12,000 and $176,000, respectively.

NOTE 15 - MINORITY INTEREST

Prior to the sale of iPlace, Inc. in August 2001, the Company was the majority shareholder of iPlace, Inc. with an approximate 58% ownership share. Minority interest in the statement of operations for the year ended June 30, 2002 and 2001 represents approximately 42% of iPlace's losses incurred through the date of the sale of iPlace, Inc. in August 2001.

NOTE 16 - SHAREHOLDERS' EQUITY

The Company has a stock repurchase program. During fiscal 2003, the Board of Directors authorized the Company to repurchase up to an additional 2,500,000 shares of the Company's Common Stock. As of June 30, 2003, approximately 979,000 shares were remaining for repurchase under the stock repurchase program. During fiscal 2003, the Company repurchased 1,993,000 shares for $37,214,000, an average price of $18.67 per share, compared to the repurchase of 2,227,000 shares for $34,301,000, an average price of $15.40 per share, in fiscal 2002 and 340,000 shares for $8,917,000, an average price of $26.23 per share, in fiscal 2001.

In July 2003, the Board of Directors authorized an additional 1,000,000 shares to be purchased under the stock repurchase program. Pursuant to the share repurchase program, the Company is authorized to repurchase approximately 1,979,000 additional shares as market conditions permit.

NOTE 17 - EMPLOYEE BENEFIT PLAN

All employees over the age of 18 may participate in the Company's 401(k) profit sharing plan. Employees may contribute up to 20% of their compensation subject to certain limitations. Effective July 1, 2000, MemberWorks began making quarterly matching contributions in Common Stock based on qualified employee contributions. Treasury stock, calculated under the cost method, was used to match qualified employee contributions. Effective January 1, 2003, MemberWorks began making matching contributions in cash. Matching contributions were $153,000, $156,000 and $126,000 for fiscal 2003, 2002 and 2001, respectively.

NOTE 18 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (in thousands):

                                                                           Year ended June 30,
                                                                   -------------------------------------
                                                                     2003        2002          2001
                                                                     ----        ----          ----
Cash paid during the period for interest                         $    241     $    377      $  1,246
Cash paid during the period for income taxes                          411           43           595


NOTE 19 - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share amounts are determined in accordance with the provisions SFAS 128. The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                                         2003        2002       2001
                                                                       ----------  ---------  ----------
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) before cumulative effect of accounting change      $    24,356 $   43,918 $   (26,757)
Cumulative effect of accounting change                                         -     (5,907)    (25,730)
                                                                       ---------- ----------  ---------
Net income (loss)                                                    $    24,356 $   38,011 $   (52,487)
                                                                       ==========  =========  ==========

Denominator for basic earnings (loss) per share:
Weighted average number of common shares outstanding- basic               12,596     14,477      15,248
Effect of dilutive securities:
   Options                                                                   637        432           -
                                                                       ---------- ----------  ---------
Weighted average number of common shares outstanding- diluted             13,233     14,909      15,248
                                                                       ==========  =========  ==========

Basic earnings (loss) per share                                      $      1.93 $     2.63 $     (3.44)
                                                                       ==========  =========  ==========
Diluted earnings (loss) per share                                    $      1.84 $     2.55 $     (3.44)
                                                                       ==========  =========  ==========

The diluted earnings (loss) per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the year ended June 30, 2003, 2002 and 2001 are incremental weighted average stock option shares of approximately 2,838,000, 3,383,000 and 2,870,000, respectively.

NOTE 20 - QUARTERLY FINANCIAL DATA (unaudited)

(In thousands, except per share amounts):

                                                                           Year ended June 30, 2003
                                                              ---------------------------------------------------
                                                                   First      Second       Third       Fourth
                                                                Quarter (a)   Quarter     Quarter     Quarter
                                                                -------------------------------------------------
Revenues                                                        $  105,004  $  114,045  $  118,647  $  119,185
Operating income                                                     2,125       5,858       5,516       8,787
Income before cumulative effect of accounting change                12,136       3,647       3,332       5,241
Net income                                                          12,136       3,647       3,332       5,241
Diluted earnings before cumulative effect of accounting
  change per share                                                    0.89        0.27        0.25        0.41
Diluted earnings per share                                            0.89        0.27        0.25        0.41

                                                                           Year ended June 30, 2002
                                                              ---------------------------------------------------
                                                                  First       Second       Third       Fourth
                                                               Quarter (b)  Quarter (c)   Quarter   Quarter (d)
                                                               --------------------------------------------------
Revenues                                                       $  118,964   $  102,684  $  100,800  $  105,154
Operating (loss) income                                            (2,578)        (171)     10,816       3,822
Income (loss) before cumulative effect of accounting change
                                                                   40,351       (9,160)     10,495       2,232
Net income (loss)                                                  34,444       (9,160)     10,495       2,232
Diluted earnings (loss) before cumulative effect of
  accounting change per share                                        2.51        (0.62)       0.72        0.16
Diluted earnings (loss) per share                                    2.14        (0.62)       0.72        0.16


(a) Results of operations for this period include a $19,148,000 gain related to the settlement of investment related litigation (see Note 7), a $959,000 loss related to the sale of iPlace, Inc. (see Note 6) and a $206,000 loss on investment (see Note 6).

(b) Results of operations for this period include a $65,608,000 gain related to the sale of iPlace, Inc. (see Note 6), a $22,296,000 loss on investment (see Note 6) and a $5,907,000 cumulative effect of accounting change (see
     Note 4).

(c) Results of operations for this period include a $9,043,000 loss on investment (see Note 6) and a $6,893,000 restructuring charge (see Note
     12).

(d) Results of operations for this period include a $2,289,000 loss on investment (see Note 6).

                            MemberWorks Incorporated
                 Schedule II - Valuation and Qualifying Accounts



                                               Balance at     Charged to   Charged to Other
                                              Beginning of    Costs and      Accounts --    Deductions --  Balance at End
Description                                      Period        Expense         Describe        Describe       of Period
-----------                                      ------        -------         --------        --------       ---------

Year Ended June 30, 2003
Allowance for membership cancellations        $   23,753,000 $         -  $  281,250,000 A  $ 284,069,000 B  $ 20,934,000
Valuation allowance for deferred tax assets        6,581,000           -      (6,581,000)D              -               -

Year Ended June 30, 2002
Allowance for membership cancellations        $   30,004,000 $         -  $  277,412,000 A  $ 283,663,000 B  $ 23,753,000
Valuation allowance for deferred tax assets       22,690,000           -     (16,109,000)D              -       6,581,000

Year Ended June 30, 2001
Allowance for membership cancellations        $   33,477,000 $         -  $  362,623,000 A  $ 366,096,000 B  $ 30,004,000
Valuation allowance for deferred tax assets       10,175,000           -      12,515,000 C              -      22,690,000

(A)  Charged to balance sheet account "Deferred membership fees."

(B) Charges for refunds upon membership cancellations. In addition, the allowance was reduced by $2,082,000 in connection with the sale of iPlace in fiscal 2002.

(C) Increase in the valuation allowance for deferred tax assets is due to an increase in deferred tax assets that management does not believe will be more likely than not realizable.

(D) Decrease in the valuation allowance is due to current utilization of deferred tax assets as well as management's belief that the Company will more likely than not realize its deferred tax assets in the future.