Form 10-Q
period 2003-09-30
MEMBERWORKS INC
filed 2003-11-13
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities
-------  Exchange  Act of 1934 for the  quarterly  period  ended September 30,
         2003
         or
         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 for the transition period from ______ to _____.


                           Commission File No. 0-21527

                            MEMBERWORKS INCORPORATED
             (Exact name of registrant as specified in its charter)


DELAWARE                                                          06-1276882
------------------------                                      ----------------
(State of Incorporation)                                         (IRS Employer
                                                           Identification No.)


680 Washington Boulevard
Stamford, Connecticut                                                  06901
---------------------------------------                        ----------------
(Address of principal executive offices)                             (Zip Code)


                                 (203) 324-7635
                      -------------------------------------
                        (Registrant's telephone number,
                              including area code)


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

Indicate the number of shares outstanding of each of the registrant's class of common stock as of the latest practicable date: 10,855,897 shares of Common Stock, $0.01 par value as of October 30, 2003.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION                                                           PAGE

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2003
           and June 30, 2003                                                                  2

           Condensed Consolidated Statements of Operations for the three
           months ended September 30, 2003 and 2002                                           3

           Condensed Consolidated Statements of Cash Flows for the three
           months ended September 30, 2003 and 2002                                           4

           Notes to Condensed Consolidated Financial Statements                               5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               10

           Forward Looking Statements                                                        15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        16

Item 4     Controls and Procedures                                                           16

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 17

Item 2     Changes in Securities and Use of Proceeds                                         18

Item 6.    Exhibits and Reports on Form 8-K                                                  18

Signatures                                                                                   19


                            MEMBERWORKS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                       September 30,      June 30,
                                                                                            2003            2003
                                                                                      ----------------  --------------
                                Assets                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                         $    122,012      $    72,260
    Restricted cash                                                                          2,528            2,732
    Accounts receivable (net of allowance for doubtful accounts of $1,743 and
      $1,743, at September 30, 2003 and June 2003, respectively)                             9,071            8,713
    Prepaid membership materials                                                             1,668            2,196
    Prepaid expenses                                                                         5,522            7,571
    Membership solicitation and other deferred costs                                        68,657           77,883
                                                                                      ----------------  --------------
             Total current assets                                                          209,458          171,355
Fixed assets, net                                                                           23,409           24,969
Debt issuance costs (Note 6)                                                                 2,555                -
Goodwill (Note 4)                                                                           42,039           42,039
Intangible assets, net (Note 4)                                                              6,338            6,656
Other assets                                                                                 3,352            3,486
                                                                                      ----------------  --------------
             Total assets                                                             $    287,151      $   248,505
                                                                                      ================  ==============

                        Liabilities and Shareholders' Deficit
Current liabilities:
    Current maturities of long-term obligations                                       $        236      $       244
    Accounts payable                                                                        29,073           32,644
    Accrued liabilities                                                                     52,949           59,105
    Deferred membership fees                                                               153,970          167,643
    Deferred income taxes                                                                    1,678              879
                                                                                      ----------------  --------------
             Total current liabilities                                                     237,906          260,515
Deferred income taxes                                                                        5,181            5,145
Long-term liabilities                                                                        3,009            3,128
Convertible debt (Note 6)                                                                   90,000                -
                                                                                      ----------------  --------------
             Total liabilities                                                             336,096          268,788
                                                                                      ----------------  --------------

Commitments and contingencies (Note 11)                                                          -                -

Shareholders' deficit:
    Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued                -                -
    Common stock, $0.01 par value -- 40,000 shares authorized;
       18,966 shares issued (17,847 shares at June 30, 2003)                                   190              178
    Capital in excess of par value                                                         146,206          122,425
    Accumulated deficit                                                                    (13,934)         (17,829)
    Accumulated other comprehensive loss                                                      (467)            (469)
    Treasury stock, 7,822 shares at cost (6,126 shares at June 30, 2003)                  (180,940)        (124,588)
                                                                                      ----------------  --------------
             Total shareholders' deficit                                                   (48,945)         (20,283)
                                                                                      ----------------  --------------
             Total liabilities and shareholders' deficit                              $    287,151      $    248,505
                                                                                      ================  ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                          Three months ended
                                                                             September 30,
                                                                       --------------------------
                                                                          2003          2002
                                                                       ------------  ------------
Revenues                                                               $  113,824    $  105,004

Expenses:
    Marketing                                                              66,656        65,549
    Operating                                                              21,463        18,074
    General and administrative                                             18,767        18,863
    Amortization of intangible assets                                         318           393
                                                                       ------------  ------------

Operating income                                                            6,620         2,125
Settlement of investment related litigation                                     -        19,148
Loss on sale of subsidiary                                                      -          (959)
Net loss on investment                                                          -          (206)
Other (expense) income, net                                                  (129)          119
                                                                       ------------  ------------

Income before income taxes                                                  6,491        20,227
Provision for income taxes                                                  2,596         8,091
                                                                       ------------  ------------
Net income                                                             $    3,895    $   12,136
                                                                       ============  ============

     Basic earnings  per share                                         $     0.33    $     0.92
                                                                       ============  ============
     Diluted earnings per share                                        $     0.30    $     0.89
                                                                       ============  ============

Weighted average common shares used in earnings per share calculations:
     Basic                                                                 11,627        13,164
                                                                       ============  ============
     Diluted                                                               13,011        13,669
                                                                       ============  ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                      For the three months
                                                                                       ended September 30,
                                                                                    --------------------------
                                                                                        2003          2002
                                                                                    ------------  ------------
Operating activities
  Net income                                                                        $     3,895   $    12,136
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Change in deferred membership fees                                                 (13,662)       (6,890)
     Change in membership solicitation and other deferred costs                           9,221        10,640
     Depreciation and amortization                                                        2,761         3,129
     Deferred income taxes                                                                  835         7,649
     Tax benefit from employee stock plans                                                1,515            26
     Gain on settlement of investment related litigation                                      -       (19,148)
     Loss on sale of subsidiary                                                               -           959
     Net loss on investment                                                                   -           206
     Other                                                                                  752           362

  Change in assets and liabilities:
     Restricted cash                                                                        204         3,404
     Accounts receivable                                                                   (358)        1,103
     Prepaid membership materials                                                            78          (354)
     Prepaid expenses                                                                     2,475           428
     Other assets                                                                            22          (425)
     Accounts payable                                                                    (3,607)         (280)
     Accrued liabilities                                                                 (6,149)       (1,544)
                                                                                    ------------  ------------
Net cash (used in) provided by operating activities                                      (2,018)       11,401
                                                                                    ------------  ------------

Investing activities
  Acquisition of fixed assets                                                              (921)       (1,321)
  Settlement of investment related litigation                                                 -        19,148
  Purchase price adjustments from sale of subsidiary                                          -          (750)
                                                                                    ------------  ------------
Net cash (used in) provided by investing activities                                        (921)       17,077
                                                                                    ------------  ------------

Financing activities
  Net proceeds from exercise of stock options                                            22,089            21
  Treasury stock purchases                                                              (56,352)       (8,869)
  Net proceeds from issuance of convertible debt                                         87,019             -
  Payments of long-term obligations                                                         (67)         (849)
                                                                                    ------------  ------------
Net cash provided by (used in) financing activities                                      52,689        (9,697)
                                                                                    ------------  ------------
Effect of exchange rate changes on cash and cash equivalents                                  2           (40)
                                                                                    ------------  ------------
Net increase in cash and cash equivalents                                                49,752        18,741
Cash and cash equivalents at beginning of year                                           72,260        45,502
                                                                                    ------------  ------------
Cash and cash equivalents at end of period                                          $   122,012   $    64,243
                                                                                    ============  ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of MemberWorks Incorporated ("the Company" or "MemberWorks") to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2003.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE 2 - RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - STOCK-BASED COMPENSATION
In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally does not recognize compensation expense with respect to stock-based awards to employees. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value (estimated using the Black-Scholes option-pricing model) at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"), the Company's pro forma net income and earnings per share would have been as follows:

                                                                   Three months ended
                                                                      September 30,
                                                                --------------------------
                                                                    2003         2002
                                                                --------------------------
Net income reported                                              $   3,895     $  12,136
Add: Stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of
   related tax effects                                                   -             -
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of
   related tax effects                                              (1,265)       (1,585)
                                                                  -----------   ----------
Pro forma net income                                             $   2,630     $  10,551
                                                                  ===========   ==========

Earnings per share:
   As reported:
     Basic                                                       $    0.33     $    0.92
     Diluted                                                     $    0.30     $    0.89
   Pro forma:
     Basic                                                       $    0.23     $    0.80
     Diluted                                                     $    0.20     $    0.77


                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                  As of September 30, 2003               As of June 30, 2003
                                             -----------------------------------  -----------------------------------
                                              Gross Carrying     Accumulated       Gross Carrying      Accumulated
                                                  Amount         Amortization          Amount          Amortization
                                             ----------------- -----------------  -----------------   ---------------
Amortized intangible assets:
   Membership and Client Relationships       $      13,195     $      (7,016)     $      13,195       $     (6,730)
   Other                                               950              (791)               950               (759)
                                             ----------------- -----------------  -----------------   ---------------
      Total amortized intangible assets      $      14,145     $      (7,807)     $      14,145       $     (7,489)
                                             ----------------- -----------------  -----------------   ---------------
      Intangible assets, net                 $       6,338                        $       6,656
                                             =================                    =================

Unamortized intangible assets:
   Goodwill                                  $      42,039                        $      42,039
                                             =================                    =================

Acquired intangibles, except member relationships, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives ranging from 3 to 20 years. The value of member relationships is amortized using an accelerated method based on estimated future cash flows. The future intangible amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Year:
     2004                                           1,045
     2005                                             840
     2006                                             695
     2007                                             554
     2008                                             485

As a result of increased integration of operations and management at three of its five reporting units, the Company aggregated these three reporting units into a single reporting unit, resulting in a total of three reporting units in the current year. Goodwill was tested for impairment during the quarter ended September 30, 2003 as required by SFAS 142. The Company concluded that none of its goodwill was impaired. Fair value was estimated using discounted cash flow methodologies. In addition, the Company reassessed the estimated useful lives of its indefinite-lived intangible assets and determined that the lives were appropriate. The Company will test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

NOTE 5 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of September 30, 2003 and June 30, 2003 include an allowance for membership cancellations of $17,192,000 and $20,934,000, respectively. Recording an allowance for membership cancellations has the effect of reducing the amount of deferred membership fees recorded.

NOTE 6 - CONVERTIBLE DEBT
On September 30, 2003, the Company issued $90,000,000 aggregate principal amount of 5.5% convertible senior subordinated notes ("Notes") due September 2010 in a private offering pursuant to rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at the rate of 5.5% per year which will be payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on April 1, 2004. Holders of the Notes may convert their Notes into shares of MemberWorks common stock at any time prior to maturity at an initial conversion price of approximately $40.37 per share, which is equivalent to initial conversion rate of approximately 24.7739 shares per $1,000 principal amount of the Notes. In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," these Notes have been classified as a liability.

Debt issuance costs associated with this issuance were $2,981,000 for the quarter ended September 30, 2003. Debt issuance costs are capitalized and amortized as interest expense over the term of the Notes using the effective interest method.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - RESTRUCTURING CHARGES
During fiscal 2002, the Company announced the implementation of several cost saving initiatives due to a slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program included a workforce reduction, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company. As a result of the restructuring program, the Company recorded restructuring charges of $6,893,000 during the quarter ended December 31, 2001.

The following is a rollforward of the major components of the restructuring reserve (in thousands):

                                                 Workforce          Lease
                                                 Reduction       Obligations           Total
                                               --------------  -----------------   --------------
Reserve balance at June 30, 2002               $       391     $      2,546        $     2,937
Additions to the reserve                                 -                -                  -
Charges to the reserve                                 300              836              1,136
                                               --------------  -----------------   --------------
Reserve balance at June 30, 2003                        91            1,710              1,801
Additions to the reserve                                 -                -                  -
Charges to the reserve                                  30               20                 50
                                               --------------
                                                               -----------------   --------------
Reserve balance at September 30, 2003          $        61     $      1,690        $     1,751
                                               ==============  =================   ==============


NOTE 8 - INCOME TAX EXPENSE
Income tax expense as a percentage of pre-tax income was 40% for the three months ended September 30, 2003 and 2002. The effective tax rate was higher than the U.S. statutory rate for the three months ended September 30, 2003 and 2002 primarily due to state taxes and other non-deductible items. Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock based compensation plans reduced taxes payable by $1,515,000 and $26,000 in the quarter ended September 30, 2003 and 2002, respectively. Such benefits are credited to capital in excess of par value.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - EARNINGS PER SHARE
Basic and diluted earnings per share amounts are determined in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                        Three Months Ended
                                                                          September 30,
                                                                     -------------------------
                                                                        2003         2002
                                                                     ------------ ------------
Numerator:
Income available to common shareholders used in basic earnings per
   share                                                             $    3,895   $   12,136
Add back: Interest expense on convertible securities                          8            -
                                                                     ------------ ------------
Income available to common shareholders after assumed conversion of  $    3,903   $   12,136
   convertible debt for diluted earnings per share
                                                                     ============ ============

Denominator :
Weighted average number of common shares outstanding - basic             11,627       13,164
Effect of dilutive securities:
     Convertible securities                                                  25            -
     Options                                                              1,359          505
                                                                     ------------ ------------
Weighted average number of common shares outstanding - diluted           13,011       13,669
                                                                     ============ ============

Basic earnings per share                                             $     0.33   $     0.92
                                                                     ============ ============
Diluted earnings per share                                           $     0.30   $     0.89
                                                                     ============ ============

The diluted earnings per share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. For the three months ended September 30, 2003 and 2002, the Company had 0 and 3,331,000 shares, respectively, of stock options outstanding that are not included in the calculation as they were antidilutive.

NOTE 10 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in thousands):

                                                                  Three months ended
                                                                     September 30,
                                                               --------------------------
                                                                  2003          2002
                                                               ------------ -------------
Net income                                                     $    3,895   $   12,136
Foreign currency translation gain (loss)                                2          (85)
                                                               ------------ -------------
Comprehensive income                                           $    3,897   $   12,051
                                                               ============ =============

NOTE 11 - COMMITMENTS AND CONTINGENCIES
The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

In fiscal 2003, the Company entered into an advertising agreement with one of its clients to promote products and services to prospective new members. Pursuant to the agreement, as of September 30, 2003, the Company has a purchase commitment of $1,568,000, that is payable in fiscal 2004.

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

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The Court certified a class of Michigan residents. Defendants have filed a petition for leave to appeal the certification order. The Company believes that the claims made against Coverdell are unfounded and Coverdell and the Company will vigorously defend their interests against this suit.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that MemberWorks was not liable to MedVal for any compensatory damages, they awarded $5.5 million in punitive damages and costs against MemberWorks solely under CUTPA. MemberWorks believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. No briefing schedule has yet been set in the appeal. While the Company intends to take action to prevent the enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that MemberWorks will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company were ultimately unsuccessful on this or other available appeals, and a final non-appealable court order confirming the arbitration award is rendered, the payment of the award could have a material adverse effect on the Company's results of operations in the period in which the final order is entered.

On October 21, 2003, the Florida Attorney General's Office filed a civil complaint against the Company based upon concerns that some of its past marketing practices may have violated various consumer laws. The Company believes that any legitimate concerns have previously been fully addressed, including our implementation of industry-leading Best Marketing Practices and voluntary agreements incorporating those practices, such as the nationwide assurance agreement that the Company entered into with the State of Nebraska in 2001. The Company believes that the allegations of the complaint are unfounded and the Company intends to vigorously defend its interests in this matter. The Company further believes that the potential liability represented by the lawsuit and the final resolution of this matter will not be material to the Company.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. While it will continue to evaluate the requirements of FIN 46, MemberWorks does not believe that the adoption of FIN 46 will have a material impact on the Company's financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity " ("SFAS 150"). This statement requires that certain financial instruments that were accounted for as equity under previous guidance be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on Company's financial statements.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MemberWorks designs and manages innovative membership programs and provides organizations with an opportunity to leverage the expertise of an outside provider in offering these membership programs. Membership service programs offer selected products and services from a variety of vendors for an annual fee or a monthly fee. MemberWorks derives its revenues principally from renewable membership fees which are billed to the customer either on an annual or monthly basis. In the case of annually billed membership fees, the Company receives full payment at or near the beginning of the membership period, but recognizes the revenue as the member's refund privilege expires. Membership fees that are billed monthly are recognized when earned. MemberWorks has traditionally marketed its membership programs which have an up-front annual membership fee. However, during fiscal 2003, the Company expanded its marketing of membership programs in which the membership fee is payable in monthly installments. It is the Company's intention to further increase the mix of monthly payment programs during fiscal 2004. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.

In accordance with Financial  Accounting Standards Board ("FASB") Statement 131,
"Disclosures   about  Segments  of  an  Enterprise  and  Related   Information,"
MemberWorks operates in one reportable operating segment.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that are important to the Company's financial condition and results of operations and involve subjective or complex judgments on the part of management, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: membership cancellation rates, deferred marketing costs, valuation of goodwill and intangible assets, estimation of remaining useful lives of intangible assets and valuation of deferred tax assets. Estimates in each of these areas are based on historical experience and various assumptions that MemberWorks believes are appropriate. Actual results may differ from these estimates. MemberWorks believes the following represent the critical accounting policies of the Company as contemplated by Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies." For a summary of all of the Company's significant accounting policies, see Note 2 of the Notes to the consolidated financial statements located in the Company's 2003 Annual Report on Form 10-K.

Revenue recognition
Membership fees are billed through clients of the Company primarily through credit cards. In the case of annually billed membership programs, a member may cancel his or her membership in the program generally for a prorata refund of the membership fee based on the remaining portion of the membership period. In accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), deferred membership fees are recorded, net of estimated cancellations, and are amortized as revenues from membership fees upon the expiration of membership refund privileges. An allowance for membership cancellations is established based on management's estimates and is updated regularly. In determining the estimate of allowance for membership cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products. Actual membership cancellations are charged against the allowance for membership cancellations on a current basis. If actual cancellations differ from the estimate, the revenues would be impacted.

Membership solicitation and other deferred costs
The Company's marketing expenses are comprised of telemarketing, direct mail, refundable royalty payments, non- refundable royalty payments and advertising costs. Telemarketing and direct mail costs are direct response advertising costs which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). Under SOP 93-7, direct response advertising costs are deferred and charged to operations over the membership period as revenues from membership fees are recognized. Refundable royalty payments are also deferred and charged to operations over the membership period in order to match the marketing costs with the associated revenues from membership fees. Advertising costs and non-refundable royalty payments, which include fee per pitch, fee per sale and fee per impression marketing arrangements, are expensed when incurred.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total membership solicitation costs incurred to obtain a new member are generally less than the estimated total membership fees. However, if total membership solicitation costs were to exceed total estimated membership margins, an adjustment would be made to the membership solicitation and other deferred costs balance and marketing expenses to the extent of any impairment.


Valuation of goodwill and other intangibles
MemberWorks reviews the carrying value of its goodwill and other intangible assets and assesses the remaining estimated useful lives of its intangible assets in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets." The Company reviews the carrying value of its goodwill and other intangible assets for impairment by comparing such amounts to their fair values. MemberWorks is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, MemberWorks would then be required to record a corresponding charge which would negatively impact earnings. Goodwill at July 1, 2003 and 2002, was tested for impairment during the quarters ended September 30, 2003 and 2002, respectively. The Company concluded that none of its goodwill was impaired as of July 1, 2003 nor 2002.

Income Taxes
The Company accounts for income taxes under the provisions of FASB Statement No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. MemberWorks estimates current tax provisions or benefits based on a projected effective tax rate for the fiscal year ended June 30, 2004 using the most currently available information and forecasts. The projected effective tax rate is updated for actual results and estimates when they become known. In addition, MemberWorks assesses the realization of deferred tax assets considering various assumptions, including estimates of future taxable income and ongoing tax strategies. A change in these underlying assumptions would impact the results of operations.

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES. Revenues increased 8% to $113.8 million for the quarter ended September 30, 2003 from $105.0 million for the quarter ended September 30, 2002. The increase in revenues is partially due to an increase in program price points as well as the effect of the Company's strategic initiative to shift new marketing towards members on a monthly payment program. Revenue from members who are charged on a monthly payment program increased to $26.3 million for the quarter ended September 30, 2003 from $16.3 million for the quarter ended September 30, 2002 due to an increase in members enrolled in a monthly payment plan. As a percentage of total revenues, renewal revenues from annual payment programs were 41% in 2003 and 46% in 2002.

OPERATING EXPENSES. Operating expenses consist of member service call center costs, membership benefit costs and membership program fulfillment costs.
Operating expenses increased 19% to $21.5 million for the quarter ended September 30, 2003 from $18.1 million for the quarter ended September 30, 2002. As a percentage of revenues, operating expenses increased to 18.9% for the quarter ended September 30, 2003 from 17.2% for the quarter ended September 30, 2002. These increases were due to increased investment in the member service call centers.

MARKETING EXPENSES. Marketing expenses consist of costs incurred to obtain new members and royalties paid to clients. Those costs that are considered direct response advertising costs and royalties paid to clients are generally amortized in the same manner as the related revenue as required by SOP 93-7 and SAB 101. Marketing expenses increased 2% to $66.7 million for the quarter ended September 30, 2003 from $65.5 million for the quarter ended September 30, 2002 and, as a percentage of revenue, marketing expenses decreased to 58.6% in 2003 from 62.4% in 2002. The improvement in the monthly expense ratio is primarily due to the increase in the mix of marketing in the Company's more profitable MemberLink and online channels.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include personnel-related costs, occupancy costs and other overhead costs. General and administrative expenses were $18.8 million for the quarter ended September 30, 2003 versus $18.9 million for the quarter ended September 30, 2002. As a percentage of revenues, general and administrative expenses decreased to 16.5% in 2003 from 18.0% in 2002 primarily due to leveraging the increase in our reported revenues.

AMORTIZATION OF OTHER INTANGIBLES. Intangible amortization decreased to $0.3 million during the quarter ended September 30, 2003 from $0.4 million for the quarter ended September 30, 2002.

OTHER INCOME, NET. Other income, net is primarily composed of interest income from cash and cash equivalents and interest expense, bank fees and issuance costs related to the Company's line of credit and convertible senior subordinated notes. The Company incurred a net expense of $0.1 million for the quarter ended September 30, 2003 versus net income of $0.1 million for the quarter ended September 30, 2002 due to increased amortization of debt issuance costs and a charge for losses incurred on an investment.

PROVISION FOR INCOME TAXES. During the quarter ended September 30, 2003 the Company recorded a tax provision of $2.6 million based on an effective tax rate of approximately 40%. The effective tax rate was higher than the U.S. federal statutory rate for the quarter ended September 30, 2003 primarily due to state taxes and other non-deductible items. During the quarter ended September 30, 2002, the Company recorded a tax provision of $8.1 million based on an effective tax rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.0 million for the quarter ended September 30, 2003 versus net cash provided by operating activities of $11.4 million for the quarter ended September 30, 2002. The decrease in operating cash flow in the quarter ended September 30, 2003 versus the prior year was primarily due to the impact of changes in assets and liabilities which reduced cash by $7.3 million in the September 2003 quarter and increased cash by $2.3 million in the September 2002 quarter. $3.7 million of the decrease in changes in assets and liabilities in the September 2003 quarter can be attributed to a decrease in the cancellation liability which was caused by the shift in the revenue mix to monthly payment plans versus annual payment plans. The remainder of the decrease in the September 2003 quarter is due to the timing of accounts payable payments. Also contributing to the decrease in operating cash flow in the September 2003 quarter is an increase in spending on our call center operations and the decrease in the deferred membership fees. Deferred membership fees decreased during the quarter ended September 30, 2003 due to the Company's strategic initiative to shift new marketing towards members on a monthly payment program. Marketing costs before deferral as a percentage of revenues before deferral increased to 57.3% for the quarter ended September 30, 2003 from 56.0% for the quarter ended September 30, 2002.

The Company's management believes that revenues before deferral and marketing costs before deferral are important measures of liquidity. Revenues before deferral are revenues before the application of SAB 101 and represent the actual membership fees billed during the current reporting period less an allowance for membership cancellations. Marketing costs before deferral are marketing costs before the application of SAB 101 and SOP 93-7 and represent the Company's obligation for marketing efforts that occurred during the current reporting period.

Revenues before deferral for the quarters ended September 30, 2003 and 2002 are calculated as follows:

                                                                                       September 30,
                                                                                    2003           2002
                                                                                -------------  -------------
Revenues reported in the Statements of Operations                              $   113,824    $   105,004
Change in deferred membership fees                                                 (13,662)        (6,890)
                                                                                -------------  -------------
Revenues before deferral                                                       $   100,162    $    98,114
                                                                                =============  =============

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues before deferral increased 2% to $100.2 million for the quarter ended September 30, 2003 from $98.1 million for the quarter ended September 30, 2002. The increase in revenues is partially due to an increase in program price points as well as the effect of the Company's strategic initiative to shift new marketing towards members on a monthly payment program. The average price point of an annual member was $105 during the quarter ended September 30, 2003, versus $96 during the quarter ended September 30, 2002. The average price point of a monthly member was $10.72 during the quarter ended September 30, 2003, versus $9.44 during the quarter ended September 30, 2002. Average monthly members billed each month during the quarter ended September 30, 2003 increased 66% compared to the quarter ended September 30, 2002. As a percentage of total revenues before deferral, renewal revenues from annual payment programs were 47% in 2003 and 48% in 2002. The decrease in renewal revenues from annual payment programs as a percentage of total revenues before deferral is due to the increase in revenue from monthly payment programs. This shift to monthly payment programs has a near-term negative impact on operating cash flow.

Marketing costs before deferral for the quarters ended September 30, 2003 and 2002 are calculated as follows:

                                                                                     September 30,
                                                                                    2003           2002
                                                                                -------------  -------------
Marketing expenses reported in the Statements of Operations                    $    66,656    $     65,549
Change in membership solicitation and other deferred costs                          (9,221)        (10,640)
                                                                                -------------  -------------
Marketing costs before deferral                                                $    57,435    $     54,909
                                                                                =============  =============

Marketing costs before deferral increased 5% to $57.4 million for the quarter ended September 30, 2003 from $54.9 million for the quarter ended September 30, 2002. As a percent of revenues before deferral, marketing expenses before deferral were 57.3% in 2003 and 56.0% in 2002. These increases were primarily due to the increase in the mix of marketing of monthly payment programs versus annual payment programs.

Net cash used in investing activities was $0.9 million during the quarter ended September 30, 2003 versus net cash provided by investing activities of $17.1 million during the quarter ended September 30, 2002. During the quarter ended September 30, 2002, MemberWorks, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23.0 million of which MemberWorks received $19.1 million. In addition, during the quarter ended September 30, 2002, the Company settled with Homestore.com, Inc. all issues pending related to amounts held in escrow in connection with the sale. The Company paid $0.8 million from the escrow account related to the settlement. Capital expenditures were $0.9 million during the quarter ended September 30, 2003 and $1.3 million during the quarter ended September 30, 2002.

Net cash provided by financing activities was $52.7 million for the quarter ended September 30, 2003 versus net cash used in financing activities of $9.7 million for the quarter ended September 30, 2002. The increase in cash provided by financing activities was primarily due to the issuance of $90,000,000 million aggregate principal amount convertible senior subordinated notes ("Notes") due September 2010. The Notes bear interest at the rate of 5.5% per year which will be payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on April 1, 2004. The net proceeds will be used for general corporate purposes, including mergers and acquisitions and additional repurchases of the Company's common stock under its stock buyback program. Upon the occurrence of a change in control, holders of the Notes may require the Company to repurchase all or part of the Notes for cash. In addition, the Company received $22.1 million from the exercise of stock options during the quarter ended September 30, 2003. These increases in financing activities were offset by increased spending under the Company's stock repurchase program. The Company purchased 1,696,000 shares for $56.4 million, an average price of $33.24, during the quarter ended September 30, 2003 compared to 537,000 shares for $8.9 million, an average price of $16.51, during the quarter ended September 30, 2002. The Company utilized cash from operations and the issuance of the Notes to repurchase shares. During the quarter ended September 30, 2003, the Board of Directors authorized an additional 1.0 million shares to be repurchased under the buyback program. As of September 30, 2003, the Company had 1,283,000 shares available for repurchase under its buyback program.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of September 30, 2003, the Company had cash and cash equivalents of $122.0 million. In addition, the Company has a $28.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. As of September 30, 2003, the effective interest rate for borrowings was 4.0%. As of September 30, 2003, availability under the bank credit facility was reduced by an outstanding letter of credit of $5.5 million. The bank credit facility has certain financial covenants, including a maximum debt coverage ratio, a minimum fixed charges ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. As of September 30, 2003, the Company was in compliance with all such debt covenants. The Company believes that existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for at least the next twelve months.

The Company did not have any material commitments for capital expenditures as of September 30, 2003. The Company intends to utilize its existing cash balances and cash generated from operations to fulfill any capital expenditure requirements for the remainder of fiscal 2004.

COMMITMENTS

The Company is not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this Form 10-Q filing. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of September 30, 2003 are as follows (amounts in thousands):

                                                                  Payments Due by Period
                                      -------------------------------------------------------------------------------
                                                       Less than
                                          Total          1 year         1-3 years       4-5 years     After 5 years
                                      --------------  -------------   --------------  --------------  ---------------
Operating leases                      $     25,564    $     6,604     $     10,222    $      4,803    $      3,935
Capital leases                                   2              2                -               -               -
Convertible notes payable                   90,000              -                -               -          90,000
Purchase obligations                         1,568          1,568                -               -               -
Other long-term obligations                    239            234                5               -               -
                                      --------------  -------------   --------------  --------------  ---------------
Total payments due                    $    117,373    $     8,408     $     10,227    $      4,803    $     93,935
                                      ==============  =============   ==============  ==============  ===============

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. While it will continue to evaluate the requirements of FIN 46, MemberWorks does not believe that the adoption of FIN 46 will have a material impact on the Company's financial statements.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity " ("SFAS 150"). This statement requires that certain financial instruments that were accounted for as equity under previous guidance be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements.

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

Forward-looking statements are not guarantees of future performance and are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

o Higher than expected membership cancellations or lower than expected membership renewal rates;
o    Changes in the marketing techniques of credit card issuers;
o Increases in the level of commission rates and other compensation required by marketing partners to actively market with MemberWorks;
o Potential reserve requirements by business partners such as the Company's credit card processors;
o    Unanticipated termination of marketing agreements;
o The extent to which MemberWorks can continue to successfully develop and market new products and services;
o Unanticipated changes in or termination of the Company's ability to process membership fees through third parties, including credit card processors and bank card associations;
o    The Company's ability to introduce new programs on a timely basis;
o The Company's ability to develop and implement operational and financial systems to manage growing operations;
o The Company's ability to recover from a complete or partial system failure or impairment, other hardware or software related malfunctions or programming errors;
o The Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;
o The Company's ability to integrate acquired businesses into the Company's management and operations and operate successfully;
o Further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;
o Changes in the growth rate of the overall U.S. economy, or the international economy where MemberWorks does business, such that credit availability, interest rates, consumer spending and related consumer debt are impacted;
o Additional government regulations and changes to existing government regulations of the Company's industry, including the Federal Trade Commission's 2003 Amendment to its Telemarketing Sales Rule which creates a national do-not-call list, and
o    New accounting pronouncements.

Many of these factors are beyond MemberWorks' control, and, therefore, its business, financial condition, results of operations and cash flows may be adversely affected by these factors.

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

                            MEMBERWORKS INCORPORATED


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate
As of September 30, 2003, the Company has a $28 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of September 30, 2003. As of September 30, 2003, availability under the bank credit facility was reduced by an outstanding letter of credit of $5.5 million. In addition, the Company has $90.0 million aggregate principal amount of 5.5% convertible senior subordinated notes due September 2010. The Notes bear interest at the rate of 5.5% per year which will be payable semi-annually in arrears on April 1 and October 1 of each year. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on March 29, 2004, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates.

Foreign Currency
The Company has international sales and facilities in Canada and, therefore, is subject to foreign currency rate exposure. Canadian sales have been denominated in the Canadian dollar and its functional currency is the local currency. Assets and liabilities of the Canadian subsidiary are translated into U.S. dollars at the exchange rate in effect as of the balance sheet date. Income and expense items are translated at the average exchange rate for the period. Accumulated net translation adjustments are recorded in shareholders' equity. Foreign exchange transaction gains and losses are included in the results of operations and were not material for all periods presented. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic condition. To the extent the Company incurs expenses that are based on locally denominated sales volume paid in local currency, the exposure to foreign exchange risk is reduced. The Company has determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on its financial position, results of operations and cash flows. The Company does not maintain any derivative instruments to mitigate the exposure to translation and transaction risk. However, this does not preclude the Company's adoption of specific hedging strategies in the future. MemberWorks will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Fair Value
The Company does not have material exposure to market risk with respect to investments, as the Company does not hold any marketable securities as of September 30, 2003. MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.
The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures were effective. The Company's disclosure controls and procedures are designed to ensure that material information relating to MemberWorks and its consolidated subsidiaries that is required to be disclosed in its reports under the Exchange Act is accumulated and communicated to the chief executive officer and chief financial officer.

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

Changes in internal control over financial reporting.
During the first quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that could have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The Court certified a class of Michigan residents. Defendants have filed a petition for leave to appeal the certification order. The Company believes that the claims made against Coverdell are unfounded and Coverdell and the Company will vigorously defend their interests against this suit.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that MemberWorks was not liable to MedVal for any compensatory damages, they awarded $5.5 million in punitive damages and costs against MemberWorks solely under CUTPA. MemberWorks believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. No briefing schedule has yet been set in the appeal. While the Company intends to take action to prevent the enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that MemberWorks will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company were ultimately unsuccessful on this or other available appeals, and a final non-appealable court order confirming the arbitration award is rendered, the payment of the award could have a material adverse effect on the Company's results of operations in the period in which the final order is entered.

On October 21, 2003, the Florida Attorney General's Office filed a civil complaint against the Company based upon concerns that some of its past marketing practices may have violated various consumer laws. The Company believes that any legitimate concerns have previously been fully addressed, including our implementation of industry-leading Best Marketing Practices and voluntary agreements incorporating those practices, such as the nationwide assurance agreement that the Company entered into with the State of Nebraska in 2001. The Company believes that the allegations of the complaint are unfounded and the Company intends to vigorously defend its interests in this matter. The Company further believes that the potential liability represented by the lawsuit and the final resolution of this matter will not be material to the Company.

                            MEMBERWORKS INCORPORATED
                     PART II. OTHER INFORMATION (CONTINUED)

Item 2.  Changes in Securities and Use of Proceeds

On September 30, 2003, the Company completed the sale of $90.0 million aggregate principal amount of 5.5% convertible senior subordinated notes due September 2010 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from this offering are estimated to be $86.3 million. The net proceeds will be used for general corporate purposes, including mergers and acquisitions and additional repurchases of the Company's common stock under its stock buyback program. The Notes bear interest at a rate of 5.5% per year payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on April 1, 2004.

The Notes are convertible into shares of MemberWorks common stock at any time prior to maturity at an initial conversion price of approximately $40.37 per share, which is equivalent to an initial conversion rate of approximately
24.7739 shares per $1,000 principal amount of the Notes. The conversion rate is subject to adjustment in certain circumstances.

The Company may redeem all or portion of the Notes for cash at any time on or after October 6, 2008, at 100% of their principal amount plus accrued and unpaid interest to, but excluding, the redemption date.

MemberWorks intends to file a registration statement with the Securities and Exchange Commission for the Notes and the common stock issuable upon conversion of the Notes within 90 days after the original issuance of the Notes.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits
     4.1 Indenture dated as of September 30, 2003 between MemberWorks Incorporated and Deutsche Bank Trust Company Americas, or Trustee.
     4.2 Registration Rights Agreement dated as of September 30, 2003 between MemberWorks Incorporated and Lehman Brothers Inc. and CIBC World Markets Corp.
     31.1 Rule 13a-14(a) CEO Certification.
     31.2 Rule 13a-14(a) CFO Certification.
     32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K
On July 29, 2003, the Company furnished on Form 8-K under Item 7 "Financial Statements and Exhibits" and Item 12 "Results of Operations and Financial Condition" a press release announcing fiscal year 2003 fourth quarter and twelve month results.

On September 22, 2003, the Company filed on form 8-K under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits" a press release announcing its proposed offering of an aggregate of $75.0 million of convertible senior subordinated notes due 2010.

On September 25, 2003, the Company filed on Form 8-K under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits" a press release announcing the pricing of its proposed offering of an aggregate of $75.0 million of convertible senior subordinated notes due 2010.

On September 30, 2003, the Company filed on Form 8-K under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits" a press release announcing the closing of its proposed offering of an aggregate of $90.0 million of convertible senior subordinated noted due 2010.

                            MEMBERWORKS INCORPORATED
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MEMBERWORKS INCORPORATED
                                   (Registrant)


Date: November 13, 2003    By:      /s/ Gary A. Johnson
                                    -------------------
                                    Gary A. Johnson, President, Chief
                                    Executive Officer and Director


      November 13, 2003    By:      /s/ James B. Duffy
                                    ------------------
                                    James B. Duffy, Executive Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)