Form 10-Q
period 2003-12-31
MEMBERWORKS INC
filed 2004-02-09
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities
-------  Exchange  Act of 1934 for the  quarterly  period  ended
         December 31, 2003
         or
____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.


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


                                 (203) 324-7635
                         -----------------------------
                        (Registrant's telephone number,
                              including area code)


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

Indicate the number of shares outstanding of each of the registrant's class of common stock as of the latest practicable date: 10,335,240 shares of Common Stock, $0.01 par value as of January 23, 2004.



                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


         PART I.    FINANCIAL INFORMATION                                                           PAGE

         Item 1.    Financial Statements (Unaudited)
                    Condensed Consolidated Balance Sheets as of December 31, 2003
                    and June 30, 2003                                                                  2

                    Condensed Consolidated Statements of Operations for the three
                    and six months ended December 31, 2003 and 2002                                    3

                    Condensed Consolidated Statements of Cash Flows for the six
                    months ended December 31, 2003 and 2002                                            4

                    Notes to Condensed Consolidated Financial Statements                               5

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                               10

                    Forward Looking Statements                                                        16

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        17

         Item 4     Controls and Procedures                                                           17

         PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                 18

         Item 2     Changes in Securities and Use of Proceeds                                         19

         Item 4     Submission of Matters to a Vote of Security Holders                               19

         Item 6.    Exhibits and Reports on Form 8-K                                                  20

         Signatures                                                                                   21





                            MEMBERWORKS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                      December 31,       June 30,
                                                                                           2003             2003
                                                                                      ----------------  -------------
                                Assets                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                         $    119,995      $    72,260
    Restricted cash                                                                          3,169            2,732
    Accounts receivable (net of allowance for doubtful accounts of $1,744 and
      $1,743, at December 31, 2003 and June 2003, respectively)                             11,477            8,713
    Prepaid membership materials                                                             3,742            2,196
    Prepaid expenses and other current assets                                                6,932            7,571
    Membership solicitation and other deferred costs                                        62,618           77,883
                                                                                      ----------------  -------------
             Total current assets                                                          207,933          171,355
Fixed assets, net                                                                           22,855           24,969
Goodwill (Note 4)                                                                           42,039           42,039
Intangible assets, net (Note 4)                                                              6,277            6,656
Other assets                                                                                 6,102            3,486
                                                                                      ----------------  -------------
             Total assets                                                             $    285,206      $   248,505
                                                                                      ================  =============

                        Liabilities and Shareholders' Deficit
Current liabilities:
    Current maturities of long-term obligations                                       $         28      $       244
    Accounts payable                                                                        29,365           32,644
    Accrued liabilities                                                                     64,982           59,105
    Deferred membership fees                                                               150,062          167,643
    Deferred income taxes                                                                    6,171              879
                                                                                      ----------------  -------------
             Total current liabilities                                                     250,608          260,515
Deferred income taxes                                                                        5,157            5,145
Other long-term liabilities                                                                  2,993            3,128
Convertible debt (Note 6)                                                                   90,000                -
                                                                                      ----------------  -------------
             Total liabilities                                                             348,758          268,788
                                                                                      ----------------  -------------

Commitments and contingencies (Note 11)                                                          -                -

Shareholders' deficit:
    Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued                -                -
    Common stock, $0.01 par value -- 40,000 shares authorized;
       18,998 shares issued (17,847 shares at June 30, 2003)                                   190              178
    Capital in excess of par value                                                         146,646          122,425
    Accumulated deficit                                                                     (6,269)         (17,829)
    Accumulated other comprehensive loss                                                      (453)            (469)
    Treasury stock, 8,604 shares at cost (6,126 shares at June 30, 2003)                  (203,666)        (124,588)
                                                                                      ----------------  -------------
             Total shareholders' deficit                                                   (63,552)         (20,283)
                                                                                      ----------------  -------------
             Total liabilities and shareholders' deficit                              $    285,206      $   248,505
                                                                                      ================  =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.




                            MEMBERWORKS INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                        Three months ended            Six months ended
                                                                           December 31,                 December 31,
                                                                    ---------------------------  ---------------------------
                                                                        2003          2002          2003           2002
                                                                    -------------  ------------  ------------   ------------

Revenues                                                            $  123,164     $  114,045    $   236,988    $  219,049

Expenses:
    Marketing                                                           66,745         69,899        133,401       135,448
    Operating                                                           23,042         19,178         44,505        37,252
    General and administrative                                          19,195         18,764         37,962        37,627
    Amortization of intangible assets                                      271            346            589           739
                                                                    ----------     ----------      ---------     ---------

Operating income                                                        13,911          5,858         20,531         7,983
Settlement of investment related litigation                                  -              -              -        19,148
Loss on sale of subsidiary                                                   -              -              -          (959)
Net loss on investment                                                       -              -              -          (206)
Interest expense                                                        (1,456)           (25)        (1,570)          (57)
Other income, net                                                          320            246            305           397
                                                                    ----------     ----------      ---------     ---------

Income before income taxes                                              12,775          6,079         19,266        26,306
Provision for income taxes                                               5,110          2,432          7,706        10,523
                                                                    ----------     ----------      ---------     ---------
Net income                                                          $    7,665     $    3,647      $  11,560    $   15,783
                                                                    ==========     ==========      =========    ==========

     Basic earnings per share                                       $     0.71     $     0.29      $    1.03    $     1.22
                                                                    ==========     ==========      =========    ==========
     Diluted earnings per share                                     $     0.60     $     0.27      $    0.91    $     1.17
                                                                    ==========     ==========      =========    ==========

Weighted average common shares used in earnings per share calculations:
     Basic                                                              10,756         12,735         11,192        12,949
                                                                    ==========     ==========      =========    ==========
     Diluted                                                            14,074         13,396         13,541        13,530
                                                                    ==========     ==========      =========    ==========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.





                            MEMBERWORKS INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                        For the six months ended
                                                                                              December 31,
                                                                                       ----------------------------
                                                                                           2003           2002
                                                                                       ------------   -------------
Operating activities
  Net income                                                                           $    11,560    $    15,783
  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Change in deferred membership fees                                                    (17,733)        (9,909)
     Change in membership solicitation and other deferred costs                             15,368         20,775
     Depreciation and amortization                                                           5,242          6,169
     Deferred income taxes                                                                   5,304          9,744
     Tax benefit from employee stock plans                                                   1,553            297
     Gain on settlement of investment related litigation                                        -         (19,148)
     Loss on sale of subsidiary                                                                 -             959
     Net loss on investment                                                                     -             206
     Other                                                                                     720            382

  Change in assets and liabilities:
     Restricted cash                                                                         (437)          2,841
     Accounts receivable                                                                   (2,764)         (1,529)
     Prepaid membership materials                                                          (1,996)         (1,169)
     Prepaid expenses and other current assets                                              1,243             334
     Other assets                                                                            (140)           (424)
     Accounts payable                                                                      (3,351)          1,044
     Accrued liabilities                                                                    5,872           6,522
                                                                                       -----------    -----------
Net cash provided by operating activities                                                  20,441          32,877
                                                                                       -----------    -----------

Investing activities
  Acquisition of fixed assets                                                               (2,538)        (2,762)
  Settlement of investment related litigation                                                    -         19,148
  Purchase price adjustments from sale of subsidiary                                             -           (750)
                                                                                       -----------    -----------
Net cash (used in) provided by investing activities                                        (2,538)         15,636
                                                                                       -----------    -----------

Financing activities
  Net proceeds from exercise of stock options                                               22,551          1,851
  Treasury stock purchases                                                                 (79,078)       (14,957)
  Net proceeds from issuance of convertible debt                                            86,568              -
  Payments of long-term obligations                                                           (250)          (927)
                                                                                       -----------    -----------
Net cash provided by (used in) financing activities                                         29,791        (14,033)
                                                                                       -----------    -----------
Effect of exchange rate changes on cash and cash equivalents                                    41            (32)
                                                                                       -----------    -----------
Net increase in cash and cash equivalents                                                   47,735         34,448
Cash and cash equivalents at beginning of period                                            72,260         45,502
                                                                                       -----------    -----------
Cash and cash equivalents at end of period                                             $   119,995    $    79,950
                                                                                       ============   ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of MemberWorks Incorporated ("the Company" or "MemberWorks") to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2003.

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


                                                                   Three months ended           Six months ended
                                                                      December 31,                December 31,
                                                                --------------------------  -------------------------
                                                                    2003         2002          2003         2002
                                                                --------------------------  ------------ ------------
Net income reported                                              $   7,665     $   3,647     $  11,560    $  15,783
Add: Stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of
   related tax effects                                                   -             -             -            -
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of
   related tax effects                                               1,262         1,486         2,527        3,071
                                                                  -----------   ----------    ----------   ----------
Pro forma net income                                             $   6,403     $   2,161     $   9,033    $  12,712
                                                                  ===========   ==========    ==========   ==========

Earnings per share:
   As reported:
     Basic                                                       $    0.71     $    0.29     $   1.03     $   1.22
     Diluted                                                     $    0.60     $    0.27     $   0.91     $   1.17
   Pro forma:
     Basic                                                       $    0.60     $    0.17     $   0.81     $   0.98
     Diluted                                                     $    0.51     $    0.16     $   0.72     $   0.94




                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                  As of December 31, 2003                As of June 30, 2003
                                            ------------------------------------  -----------------------------------
                                             Gross Carrying      Accumulated       Gross Carrying      Accumulated
                                                 Amount          Amortization          Amount          Amortization
                                            ------------------ -----------------  -----------------   ---------------
Amortized intangible assets:
   Membership and Client Relationships      $      13,405      $      (7,269)     $      13,195       $     (6,730)
   Other                                              950               (809)               950               (759)
                                            -------------      -------------      -------------       ------------
      Total amortized intangible assets     $      14,355      $      (8,078)     $      14,145       $     (7,489)
                                            -------------      -------------      -------------       ------------
      Intangible assets, net                $       6,277                         $       6,656
                                            =============                         =============
Unamortized intangible assets:
   Goodwill                                  $     42,039                         $      42,039
                                            =============                         =============

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

Fiscal Year:
     2004                                           1,090
     2005                                             900
     2006                                             755
     2007                                             599
     2008                                             485

As a result of increased integration of operations and management at three of its five reporting units during fiscal 2003, the Company aggregated these three reporting units into a single reporting unit for fiscal 2004 impairment testing purposes, resulting in a total of three reporting units in the current year. Goodwill was tested for impairment during the quarter ended September 30, 2003 as required by SFAS 142. The Company concluded that none of its goodwill was impaired. Fair value was estimated using discounted cash flow methodologies. In addition, the Company reassessed the estimated useful lives of its definite-lived intangible assets and determined that the lives were appropriate. The Company will test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

NOTE 5 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of December 31, 2003 and June 30, 2003 include an allowance for membership cancellations of $21,320,000 and $20,934,000, respectively. Recording an allowance for membership cancellations has the effect of reducing the amount of deferred membership fees recorded.

NOTE 6 - CONVERTIBLE DEBT
On September 30, 2003, the Company issued $90,000,000 aggregate principal amount of 5.5% convertible senior subordinated notes ("Notes") due September 2010 in a private offering pursuant to rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at the rate of 5.5% per year, which will be payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on April 1, 2004. Holders of the Notes may convert their Notes into shares of MemberWorks common stock at any time prior to maturity at an initial conversion price of approximately $40.37 per share, which is equivalent to an initial conversion rate of approximately 24.7739 shares per $1,000 principal amount of the Notes. In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," these Notes have been classified as a liability.

On December 3, 2003, Memberworks filed on Form S-3 a shelf registration statement with the Securities and Exchange Commission covering the resale of the Notes and the common stock issuable upon their conversion, which has not yet been declared effective.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Debt issuance costs associated with this issuance were $3,432,000 for the six months ended December 31, 2003. Debt issuance costs are capitalized and amortized as interest expense over the term of the Notes using the effective interest method.

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

The following is a rollforward of the major components of the restructuring reserve (in thousands) which is recorded in accrued liabilities and other long-term liabilities:

                                                       Workforce         Lease
                                                       Reduction     Obligations       Total
                                                     --------------  -------------  -------------
Restructuring reserve balance at June 30, 2002       $       391     $      2,546   $     2,937
Additions to the reserve                                       -                -             -
Charges to the reserve                                       300              836         1,136
                                                     --------------  -------------  -------------
Restructuring reserve balance at June 30, 2003                91            1,710         1,801
Additions to the reserve                                       -                -             -
Charges to the reserve                                        54               41            95
                                                     --------------  -------------  -------------
Restructuring reserve balance at December 31, 2003   $        37     $      1,669   $     1,706
                                                     ==============  =============  =============

NOTE 8 - INCOME TAX EXPENSE
Income tax expense as a percentage of pre-tax income was 40% for the three and six months ended December 31, 2003 and 2002. The effective tax rate was higher than the U.S. statutory rate for the three and six months ended December 31, 2003 and 2002 primarily due to state taxes and other non-deductible items. Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock based compensation plans reduced taxes payable by $38,000 and $271,000 during the quarter ended December 31, 2003 and 2002, respectively. Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock based compensation plans reduced taxes payable by $1,553,000 and $297,000 during the six months ended December 31, 2003 and 2002, respectively. Such benefits are credited to capital in excess of par value.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - EARNINGS PER SHARE
Basic and diluted earnings per share amounts are determined in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                        Three Months Ended          Six Months Ended
                                                                           December 31,               December 31,
                                                                     --------------------------  ------------------------
                                                                         2003         2002          2003        2002
                                                                     ------------- ------------  ----------- ------------
Numerator:
Income available to common shareholders used in basic earnings per
   share                                                             $    7,665    $    3,647    $   11,560  $   15,783
Add back: Interest expense on convertible securities                        743             -           751           -
                                                                     ------------- ------------  ----------- ------------
Income available to common shareholders after assumed conversion of
   convertible debt for diluted earnings per share                   $    8,408    $    3,647    $   12,311  $   15,783
                                                                     ============= ============  =========== ============

Denominator:
Weighted average number of common shares outstanding - basic             10,756        12,735       11,192       12,949
Effect of dilutive securities:
     Convertible securities                                               2,230             -        1,127            -
     Options                                                              1,088           661        1,222          581
                                                                     ------------- ------------  ----------- ------------
Weighted average number of common shares outstanding - diluted           14,074        13,396       13,541       13,530
                                                                     ============= ============  =========== ============

Basic earnings per share                                             $     0.71    $     0.29    $     1.03  $     1.22
                                                                     ============= ============  =========== ============
Diluted earnings per share                                           $     0.60    $     0.27    $     0.91  $     1.17
                                                                     ============= ============  =========== ============

The diluted earnings per share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. For the three months ended December 31, 2003 and 2002, the Company had 996,000 and 3,041,000 shares, respectively, of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive. For the six months ended December 31, 2003 and 2002, the Company had 765,000 and 3,112,000 shares, respectively, of potentially dilutive stock options that are not included in the calculations as they are antidilutive.

NOTE 10 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in thousands):


                                                                  Three months ended           Six months ended
                                                                     December 31,                December 31,
                                                               --------------------------  --------------------------
                                                                  2003          2002           2003         2002
                                                               ------------ -------------  ------------- ------------
Net income                                                     $    7,665   $    3,647     $    11,560   $    15,783
Foreign currency translation gain (loss)                               14            5              16           (80)
                                                               ------------ -------------  ------------- ------------
Comprehensive income                                           $    7,679   $    3,652     $    11,576   $    15,703
                                                               ============ =============  ============= ============

NOTE 11 - COMMITMENTS AND CONTINGENCIES
The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

As of December 31, 2003, the Company has purchase obligations of $1,407,000 outstanding, of which $250,000 has been recorded in the Condensed Consolidated Balance Sheet.

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

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the Company's programs. In addition, from time to time, and in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory authorities.

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The Court certified a class of Michigan residents. The Court of Appeals denied the defendants' petition for leave to appeal the certification order. No discovery scheduling order has been set. The Company believes that the claims made against Coverdell are unfounded and Coverdell and the Company will vigorously defend their interests against this suit.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that MemberWorks was not liable to MedVal for any compensatory damages, they awarded $5,495,000 in punitive damages and costs against MemberWorks solely under CUTPA. MemberWorks believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. While the Company intends to take action to prevent the enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that MemberWorks will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company were ultimately unsuccessful in this or other available appeals, and a final non-appealable court order confirming the arbitration award is rendered, the payment of the award could have a material adverse effect on the Company's results of operations in the period in which the final order is entered.

On October 21, 2003, the Florida Attorney General's Office filed a civil complaint against the Company based upon concerns that some of its past marketing practices may have violated various consumer laws. The Company believes that any legitimate concerns have previously been fully addressed, including the implementation of industry-leading Best Marketing Practices and voluntary agreements incorporating those practices, such as the nationwide assurance agreement that the Company entered into with the State of Nebraska in 2001. The Company believes that the allegations of the complaint are unfounded and the Company intends to vigorously defend its interests in this matter. The Company further believes that the potential liability represented by the lawsuit and the final resolution of this matter will not be material to the Company.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and provides guidance on the identification of and reporting for variable interest entities. FIN 46 is effective immediately for variable interest entities formed after January 31, 2003 and is effective for periods ending after March 15, 2004 for any variable interest entity formed prior to February 1, 2003. While it will continue to evaluate the requirements of FIN 46, MemberWorks does not believe that the adoption of FIN 46 will have a material impact on the Company's financial statements.

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

                            MEMBERWORKS INCORPORATED

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MemberWorks designs and manages innovative membership programs and provides organizations with an opportunity to leverage the expertise of an outside provider in offering these membership programs to their customers. Membership programs offer selected products and services from a variety of vendors for either an annual fee or a monthly fee. MemberWorks derives its revenues principally from renewable membership fees, which are billed to the customer either on an annual or monthly basis. In the case of annual programs, the Company receives full payment at or near the beginning of the membership period, but recognizes the revenue as the member's refund privilege expires. Membership fees that are billed monthly are recognized when earned. MemberWorks has traditionally marketed its membership programs with an up-front annual membership fee. However, during fiscal 2003, the Company expanded its marketing of membership programs in which the membership fee is payable in monthly installments. It is the Company's intention to further increase the mix of monthly payment programs during fiscal 2004. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.

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

Revenue recognition
Membership fees are billed through clients of the Company primarily through credit cards. In the case of annually billed membership programs, members may cancel their membership in the program generally for a prorata refund of the membership fee based on the remaining portion of the membership period. In accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), deferred membership fees are recorded, net of estimated cancellations, and are amortized as revenues from membership fees upon the expiration of membership refund privileges. An allowance for membership cancellations is established based on management's estimates and is updated regularly. In determining the estimate of allowance for membership cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products. Actual membership cancellations are charged against the allowance for membership cancellations on a current basis. If actual cancellations differ from the estimate, the revenues would be impacted.

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


Valuation of goodwill and other intangibles
MemberWorks reviews the carrying value of its goodwill and other intangible assets and assesses the remaining estimated useful lives of its intangible assets in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets." The Company reviews the carrying value of its goodwill and other intangible assets for impairment by comparing such amounts to their fair values. MemberWorks is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, MemberWorks would then be required to record a corresponding charge, which would negatively impact earnings. Goodwill at July 1, 2003 and 2002 was tested for impairment during the quarters ended September 30, 2003 and 2002, respectively. The Company concluded that none of its goodwill was impaired as of July 1, 2003 nor 2002.

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

THREE MONTHS ENDED DECEMBER 31, 2003 VS. THREE MONTHS ENDED DECEMBER 31, 2002

REVENUES. Revenues increased 8% to $123.2 million for the quarter ended December 31, 2003 from $114.0 million for the quarter ended December 31, 2002. The increase in revenues is primarily due to an increase in the weighted average program price point. As a result of the Company's strategic initiative to shift new marketing towards members on a monthly payment program, the renewal revenues from annual payment programs as a percentage of total revenues decreased to 41% in 2003 from 50% in 2002. Revenues from members who are charged on a monthly payment program increased to $41.4 million for the quarter ended December 31, 2003 from $17.4 million for the quarter ended December 31, 2002 due to an increase in members enrolled in a monthly payment plan. Net active members at December 31, 2003 were 6.3 million, which is flat from prior year.

MARKETING EXPENSES. Marketing expenses consist of costs incurred to obtain new members and royalties paid to clients. Marketing expenses decreased 5% to $66.7 million for the quarter ended December 31, 2003 from $69.9 million for the quarter ended December 31, 2002 and, as a percentage of revenue, marketing expenses decreased to 54.2% in 2003 from 61.3% in 2002. The improvement in the marketing expense ratio is primarily due to the increase in the mix of marketing in the Company's more profitable MemberLink and online channels.

OPERATING EXPENSES. Operating expenses consist of member service call center costs, membership benefit costs and membership program fulfillment costs. Operating expenses increased 20% to $23.0 million for the quarter ended December 31, 2003 from $19.2 million for the quarter ended December 31, 2002. As a percentage of revenues, operating expenses increased to 18.7% for the quarter ended December 31, 2003 from 16.8% for the quarter ended December 31, 2002. These increases were due to increased call center and other related costs incurred to service the membership base.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include personnel-related costs, occupancy costs and other overhead costs. General and administrative expenses increased 2% to $19.2 million for the quarter ended December 31, 2003 versus $18.8 million for the quarter ended December 31, 2002. As a percentage of revenues, general and administrative expenses decreased to 15.6% in 2003 from 16.5% in 2002 primarily due to leveraging the increase in our reported revenues.

INTEREST EXPENSE. Interest expense consists primarily of interest expense and the amortization of debt issuance costs related to the Company's line of credit and convertible senior subordinated notes. Interest expense increased to $1.5 million for the quarter ended December 31, 2003 from $25,000 for the quarter ended December 31, 2002. The increase is due to the issuance of the convertible senior subordinated notes in September 2003.

PROVISION FOR INCOME TAXES. During the quarter ended December 31, 2003, the Company recorded a tax provision of $5.1 million based on an effective tax rate of approximately 40%. The effective tax rate was higher than the U.S. federal statutory rate for the quarter ended December 31, 2003 primarily due to state taxes and other non-deductible items. During the quarter ended December 31, 2002, the Company recorded a tax provision of $2.4 million based on an effective tax rate of approximately 40%.

SIX MONTHS ENDED DECEMBER 31, 2003 VS. SIX MONTHS ENDED DECEMBER 31, 2002

REVENUES. Revenues increased 8% to $237.0 million for the six months ended December 31, 2003 from $219.0 million for the six months ended December 31, 2002. The increase in revenues is primarily due to an increase in the weighted average program price point. As a result of the Company's strategic initiative to shift new marketing towards members on a monthly payment program, renewal revenues from annual payment programs as a percent of total revenues decreased to 41% in 2003 from 48% in 2002. Revenues from members who are charged on a monthly payment program increased to $67.7 million for the six months ended December 31, 2003 from $33.8 million for the six months ended December 31, 2002 due to an increase in members enrolled in a monthly payment plan.

MARKETING EXPENSES. Marketing expenses decreased 2% to $133.4 million for the six months ended December 31, 2003 from $135.4 million for the six months ended December 31, 2002 and, as a percentage of revenue, marketing expenses decreased to 56.3% in 2003 from 61.8% in 2002. The improvement in the marketing expense ratio is primarily due to the increase in the mix of marketing in the Company's more profitable MemberLink and online channels.

OPERATING EXPENSES. Operating expenses increased 19% to $44.5 million for the six months ended December 31, 2003 from $37.3 million for the six months ended December 31, 2002. As a percentage of revenues, operating expenses increased to 18.8% for the six months ended December 31, 2003 from 17.0% for the six months ended December 31, 2002. These increases were due to increased call center and other related costs incurred to service the membership base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $38.0 million for the six months ended December 31, 2003 versus $37.6 million for the six months ended December 31, 2002. As a percentage of revenues, general and administrative expenses decreased to 16.0% in 2003 from 17.2% in 2002 primarily due to leveraging the increase in our reported revenues.

INTEREST EXPENSE. Interest expense increased to $1.6 million for the six months ended December 31, 2003 from $57,000 for the six months ended December 31, 2002. The increase is due to the issuance of the convertible senior subordinated notes in September 2003.

PROVISION FOR INCOME TAXES. During the six months ended December 31, 2003, the Company recorded a tax provision of $7.7 million based on an effective tax rate of approximately 40%. The effective tax rate was higher than the U.S. federal statutory rate for the six months ended December 31, 2003 primarily due to state taxes and other non-deductible items. During the six months ended December 31, 2002, the Company recorded a tax provision of $10.5 million based on an effective tax rate of approximately 40%.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $20.4 million for the six months ended December 31, 2003 versus $32.9 million for the six months ended December 31, 2002. The decrease in operating cash flow in the six months ended December 31, 2003 versus the prior year was primarily due to the impact of changes in assets and liabilities which reduced cash by $1.6 million in the six months ended December 31, 2003 and increased cash by $7.6 million in the six months ended December 31, 2002. The decrease in changes in assets and liabilities over the prior year was primarily driven by the timing of vendor payments. Also contributing to the decrease in operating cash flow were increased operating expenses partially offset by an increase in marketing margin before deferral (revenues before deferral less marketing costs before deferral). As a percent of revenue before deferral, marketing costs before deferral were 53.8% in the six months ended December 31, 2003 compared to 54.8% in the six months ended December 31, 2002.

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

Revenues before deferral for the six months ended December 31, 2003 and 2002 are calculated as follows:


                                                                                       December 31,
                                                                                ----------------------------
                                                                                    2003           2002
                                                                                -------------  -------------
Revenues reported in the Statements of Operations                              $   236,988    $   219,049
Change in deferred membership fees                                                 (17,733)        (9,909)
                                                                                -------------  -------------
Revenues before deferral                                                       $   219,255    $   209,140
                                                                                =============  =============

Revenues before deferral increased 5% to $219.3 million for the six months ended December 31, 2003 from $209.1 million for the six months ended December 31, 2002. The increase in revenues is primarily due to an increase in the weighted average program price point. The following table summarizes the weighted average price points over the six months ended December 31:

                                                    Fiscal Year      Fiscal Year
                                                       2004             2003
                                                   ----------------- ----------
  Weighted Average Annual Price Points:
      First Quarter                                      $105             $96
      Second Quarter                                     $107            $104

  Weighted Average Monthly Price Points:
      First Quarter                                     $10.72           $9.44
      Second Quarter                                    $11.54           $9.76

Revenues before deferral from members who are charged on a monthly payment program were $74.7 million during the six months ended December 31, 2003 and $33.8 million during the six months ended December 31, 2002. The following table summarizes the average monthly members billed each month during the six months ended December 31:

                                                   Fiscal Year     Fiscal Year
                                                       2004            2003
                                                 ----------------- -------------
  First Quarter                                          955             576
  Second Quarter                                       1,239             588

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes the components of revenues before deferral for the six months ended December 31:

                                                       2003            2002
                                                 ----------------- -------------
  New annual                                              19%             35%
  Renewal annual                                          47%             49%
  Monthly                                                 34%             16%

As a percentage of total revenues before deferral, renewal revenues from annual payment programs decreased to 47% in the six months ended December 31, 2003 from 49% in the six months ended December 31, 2002 due to the Company's strategic initiative to shift new marketing towards members on a monthly payment program. This shift to monthly payment programs has a near-term negative impact on operating cash flow due to the timing of revenues collected relative to the corresponding timing of marketing expenditures. Net active members as of December 31, 2003 were 6.3 million, which is flat from prior year.

Marketing costs before deferral for the six months ended December 31, 2003 and 2002 are calculated as follows:

                                                                                       December 31,
                                                                                ----------------------------
                                                                                    2003           2002
                                                                                -------------  -------------
Marketing expenses reported in the Statements of Operations                    $   133,401         135,448
Change in membership solicitation and other deferred costs                         (15,368)        (20,775)
                                                                                -------------  -------------
Marketing costs before deferral                                                $   118,033         114,673
                                                                                =============  =============


Marketing costs before deferral increased 3% to $118.0 million for the six months ended December 31, 2003 from $114.7 million for the six months ended December 31, 2002. As a percent of revenues before deferral, marketing expenses before deferral were 53.8% for the six months ended December 31, 2003 and 54.8% for the six months ended December 31, 2002. The decrease is primarily due to the increase in the mix of marketing in the Company's more profitable MemberLink and Online channels.

Net cash used in investing activities was $2.5 million during the six months ended December 31, 2003 versus net cash provided by investing activities of $15.6 million during the six months ended December 31, 2002. Net cash provided by investing activities during the six months ended December 31, 2002 included $19.1 million of proceeds related to the settlement of a lawsuit and $0.8 million of funds paid in connection with a purchase price adjustment related to the sale of iPlace, Inc. Capital expenditures were $2.5 million during the six months ended December 31, 2003 and $2.8 million during the six months ended December 31, 2002.

Net cash provided by financing activities was $29.8 million for the six months ended December 31, 2003 versus net cash used in financing activities of $14.0 million for the six months ended December 31, 2002. The increase in cash provided by financing activities was primarily due to the issuance of $90.0 million aggregate principal amount convertible senior subordinated notes ("Notes") due September 2010. The Notes bear interest at the rate of 5.5% per year, which will be payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on April 1, 2004. The net proceeds will be used for general corporate purposes, including mergers and acquisitions and additional repurchases of the Company's common stock under its stock buyback program. Upon the occurrence of a change in control, holders of the Notes may require the Company to repurchase all or part of the Notes for cash. In addition, the Company received $22.6 million from the exercise of stock options during the six months ended December 31, 2003. These increases in financing activities during the six months ended December 31, 2003 were offset by increased spending under the Company's stock repurchase program. The Company purchased 2,478,000 shares for $79.1 million, an average price of $31.91, during the six months ended December 31, 2003 compared to 873,000 shares for $15.0 million, an average price of $17.13, during the six months ended December 31, 2002. The Company utilized cash from operations, stock option exercises and the issuance of the Notes to repurchase shares. During the six months ended December 31, 2003, the Board of Directors authorized 2.0 million additional shares to be repurchased under the buyback program. As of December 31, 2003, the Company had 500,000 shares available for repurchase under its buyback program. In January 2004, the Board of Directors authorized an additional 1.0 million shares to be repurchased under the buyback program.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of December 31, 2003, the Company had cash and cash equivalents of $120.0 million. In addition, the Company has a $28.0 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. As of December 31, 2003, the effective interest rate for borrowings was 4.0%. As of December 31, 2003, availability under the bank credit facility was reduced by an outstanding letter of credit of $5.5 million. The bank credit facility has certain financial covenants, including a maximum debt coverage ratio, a minimum fixed charges ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. As of December 31, 2003, the Company was in compliance with all such debt covenants. The Company believes that existing cash balances, together with its available bank credit facility, will be sufficient to meet its funding requirements for the foreseeable future.

The Company did not have any material commitments for capital expenditures as of December 31, 2003. The Company intends to utilize its existing cash balances and cash generated from operations to fulfill any capital expenditure requirements for the remainder of fiscal 2004.

COMMITMENTS

The Company is not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this Form 10-Q filing. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of December 31, 2003 are as follows (amounts in thousands):


                                                                  Payments Due by Period
                                      -------------------------------------------------------------------------------
                                                       Less than
                                          Total          1 year         1-3 years       4-5 years     After 5 years
                                      --------------  -------------   --------------  --------------  ---------------
Operating leases                      $     24,314    $     6,630     $      9,363    $      4,838    $      3,483
Convertible notes payable                   90,000              -                -               -          90,000
Purchase obligations                         1,407          1,407                -               -               -
Other long-term obligations                     28             28                -               -               -
                                      --------------  -------------   --------------  --------------  ---------------
Total payments due                    $    115,749    $     8,065     $      9,363    $      4,838    $     93,483
                                      ==============  =============   ==============  ==============  ===============


The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and provides guidance on the identification of and reporting for variable interest entities. FIN 46 is effective immediately for variable interest entities formed after January 31, 2003 and is effective for periods ending after March 15, 2004 for any variable interest entity formed prior to February 1, 2003. While it will continue to evaluate the requirements of FIN 46, MemberWorks does not believe that the adoption of FIN 46 will have a material impact on the Company's financial statements.

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

Forward-looking statements are not guarantees of future performance and are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

     o Higher than expected membership cancellations or lower than expected membership renewal rates;
     o    Changes in the marketing techniques of credit card issuers;
     o Increases in the level of commission rates and other compensation required by marketing partners to actively market with MemberWorks;
     o Potential reserve requirements by business partners such as the Company's credit card processors;
     o    Unanticipated termination of marketing agreements;
     o The extent to which MemberWorks can continue to successfully develop and market new products and services;
     o Unanticipated changes in or termination of the Company's ability to process membership fees through third parties, including credit card processors and bank card associations;
     o    The Company's ability to introduce new programs on a timely basis;
     o The Company's ability to develop and implement operational and financial systems to manage growing operations;
     o The Company's ability to recover from a complete or partial system failure or impairment, other hardware or software related malfunctions or programming errors;
     o The Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;
     o The Company's ability to integrate acquired businesses into the Company's management and operations and operate successfully;
     o Further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;
     o Changes in the growth rate of the overall U.S. economy, or the international economy where MemberWorks does business, such that credit availability, interest rates, consumer spending and related consumer debt are impacted;
     o Additional government regulations and changes to existing government regulations of the Company's industry, including the Federal Trade Commission's 2003 Amendment to its Telemarketing Sales Rule which creates a national do-not-call list; and
     o    New accounting pronouncements.

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

                            MEMBERWORKS INCORPORATED


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate
As of December 31, 2003, the Company has a $28 million bank credit facility which bears interest at the higher of the base commercial lending rate for the bank or the Federal Funds Rate plus 0.5% per annum. There were no borrowings outstanding under this bank credit facility as of December 31, 2003. As of December 31, 2003, availability under the bank credit facility was reduced by an outstanding letter of credit of $5.5 million. In addition, the Company has $90.0 million aggregate principal amount of 5.5% convertible senior subordinated notes due September 2010. The Notes bear interest at the rate of 5.5% per year payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on April 1, 2004. Management believes that an increase in the commercial lending rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on March 29, 2004, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates.

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

Fair Value
The Company does not have material exposure to market risk with respect to investments, as the Company does not hold any marketable securities as of December 31, 2003. MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

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

Changes in internal control over financial reporting.
During the second quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that could have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The complaint includes a claim that the suit should be certified as a class action and the plaintiff has filed a motion for class certification to which all of the defendants have filed opposing papers regarding the same. The Court certified a class of Michigan residents. The Court of Appeals denied the defendants' petition for leave to appeal the certification order. No discovery scheduling order has been set. The Company believes that the claims made against Coverdell are unfounded and Coverdell and the Company will vigorously defend their interests against this suit.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that MemberWorks was not liable to MedVal for any compensatory damages, they awarded $5.5 million in punitive damages and costs against MemberWorks solely under CUTPA. MemberWorks believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. While the Company intends to take action to prevent the enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that MemberWorks will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company were ultimately unsuccessful in this or other available appeals, and a final non-appealable court order confirming the arbitration award is rendered, the payment of the award could have a material adverse effect on the Company's results of operations in the period in which the final order is entered.

On October 21, 2003, the Florida Attorney General's Office filed a civil complaint against the Company based upon concerns that some of its past marketing practices may have violated various consumer laws. The Company believes that any legitimate concerns have previously been fully addressed, including the implementation of industry-leading Best Marketing Practices and voluntary agreements incorporating those practices, such as the nationwide assurance agreement that the Company entered into with the State of Nebraska in 2001. The Company believes that the allegations of the complaint are unfounded and the Company intends to vigorously defend its interests in this matter. The Company further believes that the potential liability represented by the lawsuit and the final resolution of this matter will not be material to the Company.

                            MEMBERWORKS INCORPORATED
                     PART II. OTHER INFORMATION (CONTINUED)

Item 2.  Changes in Securities and Use of Proceeds

On September 30, 2003, the Company completed the sale of $90.0 million aggregate principal amount of 5.5% convertible senior subordinated notes due September 2010 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from this offering are estimated to be $86.6 million. The net proceeds will be used for general corporate purposes, including mergers and acquisitions and additional repurchases of the Company's common stock under its stock buyback program. The Notes bear interest at a rate of 5.5% per year payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on April 1, 2004.

The Notes are convertible into shares of MemberWorks common stock at any time prior to maturity at an initial conversion price of approximately $40.37 per share, which is equivalent to an initial conversion rate of approximately
24.7739 shares per $1,000 principal amount of the Notes. The conversion rate is subject to adjustment in certain circumstances.

The Company may redeem all or a portion of the Notes for cash at any time on or after October 6, 2008, at 100% of their principal amount plus accrued and unpaid interest to, but excluding, the redemption date.

On December 3, 2003, MemberWorks filed on Form S-3 a shelf registration statement with the Securities and Exchange Commission ("SEC") covering the Notes and the common stock issuable upon their conversion, which has not yet been declared effective. MemberWorks intends to use its best efforts to cause the shelf registration statement to be declared effective by the SEC no later than 210 days after the original issuance of the Notes.

Item 4.  Submission of Matters to a Vote of Security Holders

a) MemberWorks Incorporated's 2003 Annual Meeting of Stockholders was held on November 20, 2003.

b) At the annual meeting the following Class I Directors were elected to the Board of Directors as follows:

        Alec L. Ellison:        For -        9,514,279
                                Against -      508,793
                                Abstain -            0
                                Nonvotes -           0

        Marc S. Tesler:         For -        8,796,790
                                Against -    1,226,282
                                Abstain -            0
                                Nonvotes -           0

     Class II Directors, Scott N. Flanders, Michael T. McClorey and Edward M. Stern, and Class III Directors, Gary A. Johnson and Robert Kamerschen continue to serve as Directors of the Company.

c) The ratification of PricewaterhouseCoopers LLP as the Company's independent auditors was also approved at the annual meeting as follows:

                           For -             9,046,744
                           Against -           971,382
                           Abstain -             4,945
                           Nonvotes -                0

                            MEMBERWORKS INCORPORATED
                     PART II. OTHER INFORMATION (CONTINUED)

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits
    31.1 Rule 13a-14(a) CEO Certification.
    31.2 Rule 13a-14(a) CFO Certification.
    32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On October 24, 2003, the Company filed on Form 8-K under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits" a press release announcing a civil complaint filed by the Florida Attorney General.

On October 27, 2003, the Company furnished on Form 8-K under Item 7 "Financial Statements and Exhibits" and Item 12 "Results of Operations and Financial Condition" a press release announcing fiscal year 2004 first quarter results.

                            MEMBERWORKS INCORPORATED
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEMBERWORKS INCORPORATED
                                        (Registrant)


Date: February 7, 2004             By:  /s/ Gary A. Johnson
                                        ----------------------------------
                                        Gary A. Johnson, President, Chief
                                        Executive Officer and Director


       February 7, 2004            By:  /s/ James B. Duffy
                                        -----------------------------------
                                        James B. Duffy, Executive Vice President
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)