Form 10-Q
period 2004-03-31
MEMBERWORKS INC
filed 2004-05-14
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X     Quarterly  report pursuant to Section 13 or 15(d) of the Securities
------- Exchange Act of 1934 for the quarterly period ended March 31, 2004 or
------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 29, 2004 was $250,575,939. The aggregate market value was computed by reference to the closing price of the Registrant's Common Stock as of that date. For purposes of calculating this amount only, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the Registrant's Common Stock are considered to be affiliates.

Indicate the number of shares outstanding of each of the registrant's class of common stock as of the latest practicable date: 10,529,199 shares of Common Stock, $0.01 par value as of April 29, 2004.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION                                                           PAGE

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 2004
           and June 30, 2003                                                                  2

           Condensed Consolidated Statements of Operations for the three
           and nine months ended March 31, 2004 and 2003                                      3

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended March 31, 2004 and 2003                                               4

           Notes to Condensed Consolidated Financial Statements                               5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               18

           Forward Looking Statements                                                        26

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        27

Item 4     Controls and Procedures                                                           28

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 29

Item 2     Changes in Securities and Use of Proceeds and Issuer
           Purchases of Equity Securities                                                    30

Item 6.    Exhibits and Reports on Form 8-K                                                  30

Signatures                                                                                   31



                            MEMBERWORKS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                                        March 31,        June 30,
                                                                                           2004             2003
                                                                                      ----------------  -------------
                                Assets                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                         $     118,957     $    72,260
    Restricted cash                                                                           2,682           2,732
    Accounts receivable (net of allowance for doubtful accounts of $1,744 and
      $1,743, at March 31, 2004 and June 30, 2003, respectively)                             11,853           8,713
    Prepaid membership materials                                                              2,709           2,196
    Prepaid expenses and other current assets                                                 8,681           7,571
    Membership solicitation and other deferred costs                                         58,804          77,883
                                                                                      ----------------  -------------
             Total current assets                                                           203,686         171,355
Fixed assets, net                                                                            22,920          24,969
Goodwill (Note 4)                                                                            42,039          42,039
Intangible assets, net (Note 4)                                                               6,019           6,656
Other assets                                                                                  6,352           3,486
                                                                                      ----------------  -------------
             Total assets                                                             $     281,016     $   248,505
                                                                                      ================  =============

                        Liabilities and Shareholders' Deficit
Current liabilities:
    Current maturities of long-term obligations                                       $         329     $       244
    Accounts payable                                                                         25,677          32,644
    Accrued liabilities                                                                      56,216          59,105
    Deferred membership fees                                                                147,685         167,643
    Deferred income taxes                                                                     5,373             879
                                                                                      ----------------  -------------
             Total current liabilities                                                      235,280         260,515
Deferred income taxes                                                                         6,778           5,145
Other long-term liabilities                                                                   3,842           3,128
Convertible debt (Note 8)                                                                    90,000               -
                                                                                      ----------------  -------------
                                                                                                        -------------
             Total liabilities                                                              335,900         268,788
                                                                                      ----------------  -------------

Commitments and contingencies (Note 9)                                                            -               -

Shareholders' deficit:
    Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued                 -               -
    Common stock, $0.01 par value -- 40,000 shares authorized;
       19,042 shares issued (17,847 shares at June 30, 2003)                                    190             178
    Capital in excess of par value                                                          152,804         122,425
    Accumulated equity (deficit)                                                              2,110         (17,829)
    Accumulated other comprehensive loss                                                       (458)           (469)
    Treasury stock, 8,788 shares at cost (6,126 shares at June 30, 2003)                   (209,530)       (124,588)
                                                                                      ----------------  -------------
             Total shareholders' deficit                                                    (54,884)        (20,283)
                                                                                      ----------------  -------------
             Total liabilities and shareholders' deficit                              $     281,016     $   248,505
                                                                                      ================  =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                            MEMBERWORKS INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                   Three months ended March 31,   Nine months ended March 31,
                                                                    ---------------------------  ---------------------------
                                                                        2004          2003          2004           2003
                                                                    -------------  ------------  ------------   ------------

Revenues                                                            $    118,519   $   118,647   $   355,507    $   337,696

Expenses:
    Marketing                                                             60,941        73,012       194,342        208,460
    Operating                                                             22,324        20,653        66,829         57,905
    General and administrative                                            20,438        19,130        58,400         56,757
    Amortization of intangible assets                                        258           336           847          1,075
                                                                    -------------  ------------  ------------   ------------

Operating income                                                          14,558         5,516        35,089         13,499
Settlement of investment related litigation                                    -             -             -         19,148
Loss on sale of subsidiary                                                     -             -             -           (959)
Net loss on investment                                                         -             -             -           (206)
Interest (expense) income, net                                            (1,265)          149        (2,317)           553
Other income (expense), net                                                  672          (112)          459           (176)
                                                                    -------------  ------------  ------------   ------------

Income before income taxes                                                13,965         5,553        33,231         31,859
Provision for income taxes                                                 5,586         2,221        13,292         12,744
                                                                    -------------  ------------  ------------   ------------

Net income                                                          $      8,379   $     3,332   $    19,939    $    19,115
                                                                    =============  ============  ============   ============

     Basic earnings per share                                       $       0.81   $      0.27   $      1.83    $      1.49
                                                                    =============  ============  ============   ============
     Diluted earnings per share                                     $       0.68   $      0.25   $      1.62    $      1.43
                                                                    =============  ============  ============   ============

Weighted average common shares used in earnings per share calculations:
     Basic                                                                10,301        12,515        10,895         12,805
                                                                    =============  ============  ============   ============
     Diluted                                                              13,380        13,104        13,211         13,387
                                                                    =============  ============  ============   ============






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                        For the nine months ended
                                                                                                March 31,
                                                                                       ----------------------------
                                                                                          2004            2003
                                                                                       ------------   -------------
Operating activities
  Net income                                                                           $    19,939    $    19,115
  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Change in deferred membership fees                                                    (20,074)       (19,376)
     Change in membership solicitation and other deferred costs                             19,156         30,317
     Depreciation and amortization                                                           7,649          9,150
     Deferred income taxes                                                                   6,127         11,728
     Tax benefit from employee stock plans                                                   6,497            641
     Gain on settlement of investment related litigation                                        -         (19,148)
     Loss on sale of subsidiary                                                                 -             959
     Net loss on investment                                                                     -             206
     Other                                                                                     928          1,609

  Change in assets and liabilities:
     Restricted cash                                                                           50           4,348
     Accounts receivable                                                                   (3,140)         (7,495)
     Prepaid membership materials                                                            (963)           (232)
     Prepaid expenses and other current assets                                               (629)           (794)
     Other assets                                                                            (267)           (349)
     Accounts payable                                                                      (6,967)         (2,334)
     Accrued liabilities                                                                   (3,038)          4,788
                                                                                       ------------   -------------
Net cash provided by operating activities                                                  25,268          33,133
                                                                                       ------------   -------------

Investing activities
  Acquisition of fixed assets                                                               (4,876)        (4,099)
  Settlement of investment related litigation                                                    -         19,148
  Purchase price adjustments from sale of subsidiary                                             -           (750)
  Other investments                                                                              -           (500)
                                                                                       ------------   -------------
Net cash (used in) provided by investing activities                                         (4,876)        13,799
                                                                                       ------------   -------------

Financing activities
  Net proceeds from issuance of stock                                                       23,632          3,177
  Treasury stock purchases                                                                 (84,942)       (25,323)
  Net proceeds from issuance of long-term obligations                                       87,948              -
  Payments of long-term obligations                                                           (368)        (1,001)
                                                                                       ------------   -------------
Net cash provided by (used in) financing activities                                         26,270        (23,147)
                                                                                       ------------   -------------
Effect of exchange rate changes on cash and cash equivalents                                    35             57
                                                                                       ------------   -------------
Net increase in cash and cash equivalents                                                   46,697         23,842
Cash and cash equivalents at beginning of period                                            72,260         45,502
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $   118,957    $    69,344
                                                                                       ============   =============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of MemberWorks Incorporated ("the Company" or "MemberWorks") to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2003.

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

                                                                   Three months ended          Nine months ended
                                                                        March 31,                  March 31,
                                                                --------------------------  -------------------------
                                                                    2004         2003          2004         2003
                                                                --------------------------  ------------ ------------
Net income reported                                              $   8,379   $     3,332     $  19,939    $  19,115
Add: Stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of
   related tax effects                                                   -             -             -            -
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of
   related tax effects                                               1,145         1,456         3,672        4,527
                                                                  -----------   ----------    ----------   ----------
Pro forma net income                                             $   7,234     $   1,876     $  16,267    $  14,588
                                                                  ===========   ==========    ==========   ==========

Earnings per share:
   As reported:
     Basic                                                       $    0.81     $    0.27     $   1.83     $   1.49
     Diluted                                                     $    0.68     $    0.25     $   1.62     $   1.43
   Pro forma:
     Basic                                                       $    0.70     $    0.15     $   1.49     $   1.14
     Diluted                                                     $    0.60     $    0.14     $   1.34     $   1.09



                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                   As of March 31, 2004                  As of June 30, 2003
                                            ------------------------------------  -----------------------------------
                                             Gross Carrying      Accumulated       Gross Carrying      Accumulated
                                                 Amount          Amortization          Amount          Amortization
                                            ------------------ -----------------  -----------------   ---------------
Amortized intangible assets:
   Membership and Client Relationships      $      13,405      $      (7,511)     $      13,195       $     (6,730)
   Other                                              950               (825)               950               (759)
                                            ------------------ -----------------  -----------------   ---------------
      Total amortized intangible assets     $      14,355      $      (8,336)     $      14,145       $     (7,489)
                                            ------------------ -----------------  -----------------   ---------------
      Intangible assets, net                $       6,019                         $       6,656
                                            ==================                    =================

Unamortized intangible assets:
   Goodwill                                 $      42,039                         $      42,039
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

NOTE 5 - FOREIGN CURRENCY INSTRUMENTS
MemberWorks uses purchased option contracts and forward contracts designated as cash flow hedges to protect against the foreign currency exchange risk inherent in its acquisition of Lavalife Inc. ("Lavalife"), which is denominated in Canadian dollars (see Note 15). During the quarter ended March 31, 2004, MemberWorks hedged a portion of the cash outflows associated with the acquisition. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. These contracts expire on April 1, 2004 concurrent with the closing of the Lavalife acquisition.

The change in the fair value of a cash flow hedge is recognized currently in earnings and is reported as a component of other income, net. Hedge effectiveness is measured by comparing the hedging instrument's cumulative change in fair value from inception to maturity to the forecasted transaction's terminal value. As of March 31, 2004, MemberWorks held purchased option contracts and forward contracts with a notional amount of approximately $103,522,000, a net asset value of $867,000 and a net realized gain of $403,000, net of taxes.

NOTE 6 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of March 31, 2004 and June 30, 2003 include an allowance for membership cancellations of $16,353,000 and $20,934,000, respectively. Recording an allowance for membership cancellations has the effect of reducing the amount of deferred membership fees recorded.

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

The following is a rollforward of the major components of the restructuring reserve (in thousands) which is recorded in accrued liabilities and other long-term liabilities:



                                                         Workforce        Lease
                                                         Reduction     Obligations       Total
                                                     --------------  -------------  -------------
Restructuring reserve balance at June 30, 2002       $       391     $      2,546   $     2,937
Additions to the reserve                                       -                -             -
Charges to the reserve                                       300              836         1,136
                                                     --------------  -------------  -------------
Restructuring reserve balance at June 30, 2003                91            1,710         1,801
Additions to the reserve                                       -                -             -
Charges to the reserve                                        91               71           162
                                                     --------------  -------------  -------------
Restructuring reserve balance at March 31, 2004      $         -     $      1,639   $     1,639
                                                     ==============  =============  =============


NOTE 8 - CONVERTIBLE DEBT
On September 30, 2003, the Company issued $90,000,000 aggregate principal amount of 5.5% convertible senior subordinated notes ("Convertible Notes") due September 2010 in a private offering pursuant to rule 144A of the Securities Act of 1933, as amended. The Convertible Notes bear interest at the rate of 5.5% per year, which will be payable in cash semi-annually in arrears on April 1 and October 1 of each year. The first payment was due on April 1, 2004. Holders of the Convertible Notes may convert their notes into shares of MemberWorks common stock at any time prior to maturity at an initial conversion price of approximately $40.37 per share, which is equivalent to an initial conversion rate of approximately 24.7739 shares per $1,000 principal amount of the Convertible Notes. In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," these Convertible Notes have been classified as a liability.

On December 3, 2003, Memberworks filed on Form S-3 a shelf registration statement with the Securities and Exchange Commission covering the resale of the Convertible Notes and the common stock issuable upon their conversion, which was declared effective on April 9, 2004.

Debt issuance costs associated with this issuance were $3,432,000 for the nine months ended March 31, 2004. Debt issuance costs are capitalized and amortized as interest expense over the term of the Convertible Notes using the effective interest method.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

On March 25, 2004, MemberWorks entered into an amended and restated senior secured credit facility that allows borrowings of up to $45,000,000. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate or the Federal Funds rate, plus an applicable margin. As of March 31, 2004, the availability under the senior secured credit facility was further reduced by an outstanding letter of credit of $5,495,000. Subsequent to the completion of the issuance of $150,000,000 aggregate principal amount Senior Notes (see Note 15), the availability under the senior secured credit facility will be further reduced by one years worth of interest on the Senior Notes.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 10 - INCOME TAX EXPENSE
Income tax expense as a percentage of pre-tax income was 40% for the three and nine months ended March 31, 2004 and 2003. The effective tax rate was higher than the U.S. statutory rate for the three and nine months ended March 31, 2004 and 2003 primarily due to state taxes and other non-deductible items. Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock based compensation plans reduced taxes payable by $4,944,000 and $344,000 during the quarters ended March 31, 2004 and 2003, respectively. Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock based compensation plans reduced taxes payable by $6,497,000 and $641,000 during the nine months ended March 31, 2004 and 2003, respectively. Such benefits are credited to capital in excess of par value.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - EARNINGS PER SHARE
Basic and diluted earnings per share amounts are determined in accordance with the provisions of SFAS No. 128, "Earnings Per Share." The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                        Three Months Ended          Nine Months Ended
                                                                             March 31,                  March 31,
                                                                     --------------------------  ------------------------
                                                                         2004         2003          2004        2003
                                                                     ------------- ------------  ----------- ------------
Numerator:
Income available to common shareholders used in basic earnings per
   share                                                             $     8,379   $    3,332    $   19,939  $   19,115
Add back: Interest expense on convertible securities                         742            -         1,493           -
                                                                     ------------- ------------  ----------- ------------
Income available to common shareholders after assumed conversion of
   convertible debt for diluted earnings per share                   $     9,121   $    3,332    $   21,432  $   19,115
                                                                     ============= ============  =========== ============

Denominator:
Weighted average number of common shares outstanding - basic              10,301       12,515        10,895      12,805
Effect of dilutive securities:
     Convertible securities                                                2,229            -         1,494           -
     Options                                                                 850          589           822         582
                                                                     ------------- ------------  ----------- ------------
Weighted average number of common shares outstanding - diluted            13,380       13,104        13,211       13,387
                                                                     ============= ============  =========== ============

Basic earnings per share                                             $      0.81   $     0.27    $     1.83  $     1.49
                                                                     ============= ============  =========== ============
Diluted earnings per share                                           $      0.68   $     0.25    $     1.62  $     1.43
                                                                     ============= ============  =========== ============

The diluted earnings per share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. For the three months ended March 31, 2004 and 2003, the Company had 0 and 2,812,000 shares, respectively, of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive. For the nine months ended March 31, 2004 and 2003, the Company had 6,000 and 3,108,000 shares, respectively, of potentially dilutive stock options that are not included in the calculations as they are antidilutive.

NOTE 12 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in thousands):


                                                                  Three months ended           Nine months ended
                                                                       March 31,                   March 31,
                                                               --------------------------  --------------------------
                                                                  2004          2003           2004         2003
                                                               ------------ -------------  ------------- ------------
Net income                                                     $    8,379   $    3,332     $    19,939   $    19,115
Foreign currency translation gain (loss)                               (5)          72              11            (8)
                                                               ------------ -------------  ------------- ------------
Comprehensive income                                           $    8,374   $    3,404     $    19,950   $    19,107
                                                               ============ =============  ============= ============


NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and provides guidance on the identification of and reporting for variable interest entities. FIN 46 is effective immediately for variable interest entities formed after January 31, 2003 and is effective for periods ending after March 15, 2004 for any variable interest entity formed prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity " ("SFAS 150"). This statement requires that certain financial instruments that were accounted for as equity under previous guidance be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS
On April 13, 2004, MemberWorks entered into an agreement to sell an aggregate of $150.0 million of Senior Notes ("Senior Notes") in private placements pursuant to Rule 144A (see Note 15). The Senior Notes will be unsecured obligations and will rank pari passu in right of payment to all of the Company's existing and future senior unsecured indebtedness and senior in right of payment to all of the Company's existing and future subordinated indebtedness that expressly provides for its subordination to the Notes. The Senior Notes will be fully and unconditionally guaranteed by all of the Company's existing and future domestic subsidiaries and certain of the Company's existing and future foreign subsidiaries.

The following consolidating financial information presents the consolidating balance sheets as of March 31, 2004 and June 30, 2003, the related statements of operations for each of the three and nine month periods ended March 31, 2004 and 2003 and the related statements of cash flows for the nine month periods ended March 31, 2004 and 2003. The information includes the elimination entries necessary to consolidate MemberWorks ("Parent") with the guarantor and nonguarantor entities.

Investments in subsidiaries are accounted for by the Parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                  As of March 31, 2004
                                                          ----------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                  Consolidated
                                                           Parent    Subsidiaries    Subsidiaries   Eliminations      Total
                                                         -------------------------- ---------------------------------------------
                         Assets                                                      (in thousands)
Current assets:
    Cash and cash equivalents                            $  105,417  $    12,256    $        1,284 $           -     $118,957
    Restricted cash                                               -        2,682                 -             -        2,682
    Accounts receivable                                       4,903        3,736             3,214            -        11,853
    Intercompany receivable                                       -        6,039             1,046       (7,085)            -
    Prepaid membership materials                              1,977          163               569            -         2,709
    Prepaid expenses and other current assets                 6,260        1,921               500            -         8,681
    Membership solicitation and other deferred costs         49,423        6,609             2,772            -        58,804
                                                         -------------------------- ---------------------------------------------
        Total current assets                                167,980       33,406             9,385       (7,085)      203,686
Fixed assets, net                                            20,277          588             2,055            -        22,920
Goodwill                                                          -       35,320             6,719            -        42,039
Intangible assets, net                                            -        6,019                 -            -         6,019
Other assets                                                  6,305           47                 -            -         6,352
Investment in subsidiaries                                   59,276            -                 -      (59,276)            -
                                                         -------------------------- ---------------------------------------------
        Total assets                                     $  253,838  $    75,380    $       18,159 $    (66,361)  $   281,016
                                                         ========================== =============================================

     Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
    Current maturities of long-term obligations          $      309  $        20    $            - $          -   $       329
    Accounts payable                                         10,046       13,083             2,548            -        25,677
    Accrued liabilities                                      50,332        3,826             2,058            -        56,216
    Intercompany payable                                      6,073        1,012                 -       (7,085)            -
    Deferred membership fees                                141,921        1,229             4,535            -       147,685
    Deferred income taxes                                     3,426         (360)            2,307            -         5,373
                                                         -------------------------- ---------------------------------------------
        Total current liabilities                           212,107       18,810            11,448       (7,085)      235,280
Deferred income taxes                                         4,097        3,181              (500)           -         6,778
Other long-term liabilities                                   2,518            -             1,324            -         3,842
Convertible debt                                             90,000            -                 -            -        90,000
                                                         -------------------------- ---------------------------------------------
        Total liabilities                                   308,722       21,991            12,272       (7,085)      335,900
                                                         -------------------------- ---------------------------------------------

Shareholders' (deficit) equity:
    Preferred stock                                               -            -                 -            -             -
    Common stock                                                190            6                 3           (9)          190
    Capital in excess of par value                          152,804       52,296             9,564      (61,860)      152,804
    Accumulated (deficit) equity                              2,110        1,087            (3,222)       2,135         2,110
    Accumulated other comprehensive loss                       (458)           -              (458)         458          (458)
    Treasury stock                                         (209,530)           -                 -            -      (209,530)
                                                         -------------------------- ---------------------------------------------
        Total shareholders' (deficit) equity                (54,884)      53,389             5,887      (59,276)      (54,884)
                                                         -------------------------- ---------------------------------------------
        Total liabilities and shareholders' (deficit)
           equity                                        $  253,838  $    75,380    $       18,159 $     (66,361) $   281,016
                                                         ========================== =============================================


                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                   As of June 30, 2003
                                                          ----------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                 Consolidated
                                                           Parent    Subsidiaries    Subsidiaries   Eliminations      Total
                                                         -------------------------- --------------------------------------------
                         Assets                                                      (in thousands)
Current assets:
    Cash and cash equivalents                            $   51,895  $    18,716    $        1,649 $          -   $    72,260
    Restricted cash                                               -        2,732                 -            -         2,732
    Accounts receivable                                       2,811        3,907             1,995            -         8,713
    Intercompany receivable                                     686          298                 -         (984)            -
    Prepaid membership materials                              1,762          170               264            -         2,196
    Prepaid expenses and other current assets                 6,032        1,031               508            -         7,571
    Membership solicitation and other deferred costs         73,856        1,853             2,174            -        77,883
                                                         -------------------------- --------------------------------------------
        Total current assets                                137,042       28,707             6,590         (984)      171,355
Fixed assets, net                                            22,193          535             2,241            -        24,969
Goodwill                                                          -       35,320             6,719            -        42,039
Intangible assets, net                                            -        6,656                 -            -         6,656
Other assets                                                  3,426           60                 -            -         3,486
Investment in subsidiaries                                   56,419            -                 -      (56,419)            -
                                                         -------------------------- --------------------------------------------
        Total assets                                     $  219,080  $    71,278    $       15,550 $    (57,403)  $   248,505
                                                         ========================== ============================================

     Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
    Current maturities of long-term obligations          $        -  $       244    $            - $          -   $       244
    Accounts payable                                         17,678       13,018             1,948            -        32,644
    Accrued liabilities                                      53,692        3,333             2,080            -        59,105
    Intercompany payable                                          -          804               180         (984)            -
    Deferred membership fees                                163,276        1,007             3,360            -       167,643
    Deferred income taxes                                       662       (1,701)            1,918            -           879
                                                         -------------------------- --------------------------------------------
        Total current liabilities                           235,308       16,705             9,486         (984)      260,515
Deferred income taxes                                         2,456        3,260              (571)           -         5,145
Other long-term liabilities                                   1,599           63             1,466            -         3,128
                                                         -------------------------- --------------------------------------------
        Total liabilities                                   239,363       20,028            10,381         (984)      268,788
                                                         -------------------------- --------------------------------------------

Shareholders' (deficit) equity
    Preferred stock                                               -            -                 -            -             -
    Common stock                                                178            6                 3           (9)          178
    Capital in excess of par value                          122,425       52,296             9,564      (61,860)      122,425
    Accumulated (deficit) equity                            (17,829)      (1,052)           (3,929)       4,981       (17,829)
    Accumulated other comprehensive loss                       (469)           -              (469)         469          (469)
    Treasury stock                                         (124,588)           -                 -            -      (124,588)
                                                         -------------------------- --------------------------------------------
        Total shareholders' (deficit) equity                (20,283)      51,250             5,169      (56,419)      (20,283)
                                                         -------------------------- --------------------------------------------

        Total liabilities and shareholders' (deficit)
           equity                                        $  219,080  $    71,278    $       15,550 $    (57,403)  $   248,505
                                                         ========================== ============================================

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        For the three months ended March 31, 2004
                                                          ----------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                 Consolidated
                                                           Parent    Subsidiaries    Subsidiaries   Eliminations      Total
                                                         -------------------------- --------------------------------------------
                                                                                     (in thousands)
Revenues                                                 $   98,329  $    15,310    $        5,216 $       (336)  $   118,519

Expenses:
    Marketing                                                51,773        7,813             1,355            -        60,941
    Operating                                                17,216        2,992             2,452         (336)       22,324
    General and administrative                               16,762        2,719               957            -        20,438
    Amortization of intangible assets                             -          258                 -            -           258
                                                         -------------------------- --------------------------------------------

Operating income                                             12,578        1,528               452            -        14,558
Equity in income of subsidiaries                              1,214            -                 -       (1,214)            -
Interest (expense) income, net                               (1,317)          26                26            -        (1,265)
Other income, net                                               681           (1)               (8)           -           672
                                                         -------------------------- --------------------------------------------

Income before income taxes                                   13,156        1,553               470       (1,214)       13,965
Provision for income taxes                                    4,777          621               188            -         5,586
                                                         -------------------------- --------------------------------------------
Net income                                               $    8,379  $       932    $          282 $     (1,214)  $     8,379
                                                         ========================== ============================================


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        For the three months ended March 31, 2003
                                                          ----------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                 Consolidated
                                                           Parent    Subsidiaries    Subsidiaries   Eliminations      Total
                                                         -------------------------- --------------------------------------------
                                                                                     (in thousands)
Revenues                                                 $  102,939  $    12,821    $        3,085 $       (198)  $   118,647

Expenses:
    Marketing                                                65,870        6,173               969            -        73,012
    Operating                                                16,891        3,134               826         (198)       20,653
    General and administrative                               15,808        2,588               734            -        19,130
    Amortization of intangible assets                             -          336                 -            -           336
                                                         -------------------------- --------------------------------------------

Operating income                                              4,370          590               556            -         5,516
Equity in income of subsidiaries                                703            -                 -         (703)            -
Interest (expense) income, net                                  110           35                 4            -           149
Other income, net                                               (98)           -               (14)           -          (112)
                                                         -------------------------- --------------------------------------------

Income before income taxes                                    5,085          625               546         (703)        5,553
Provision for income taxes                                    1,753          250               218            -         2,221
                                                         -------------------------- --------------------------------------------
Net income                                               $    3,332  $       375    $          328 $       (703)  $     3,332
                                                         ========================== ============================================


                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        For the nine months ended March 31, 2004
                                                          ----------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                 Consolidated
                                                           Parent    Subsidiaries    Subsidiaries   Eliminations      Total
                                                         -------------------------- --------------------------------------------
                                                                                     (in thousands)
Revenues                                                 $  299,505  $    43,308    $       13,814 $     (1,120)  $   355,507

Expenses:
    Marketing                                               168,897       21,852             3,593            -       194,342
    Operating                                                52,360        9,350             6,239       (1,120)       66,829
    General and administrative                               47,778        7,808             2,814            -        58,400
    Amortization of intangible assets                             -          847                 -            -           847
                                                         -------------------------- --------------------------------------------

Operating income                                             30,470        3,451             1,168            -        35,089
Equity in income of subsidiaries                              2,846            -                 -       (2,846)            -
Interest (expense) income, net                               (2,479)          82                80            -        (2,317)
Other income, net                                               497           32               (70)           -           459
                                                         -------------------------- --------------------------------------------

Income before income taxes                                   31,334        3,565             1,178       (2,846)       33,231
Provision for income taxes                                   11,395        1,426               471            -        13,292

                                                         -------------------------- --------------------------------------------
Net income                                               $   19,939  $     2,139    $          707 $     (2,846)  $    19,939
                                                         ========================== ============================================


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        For the nine months ended March 31, 2003
                                                          ----------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                 Consolidated
                                                           Parent    Subsidiaries    Subsidiaries   Eliminations      Total
                                                         -------------------------- --------------------------------------------
                                                                                     (in thousands)
Revenues                                                 $  291,320  $    37,588    $        9,455 $       (667)  $   337,696

Expenses:
    Marketing                                               187,899       17,355             3,206            -       208,460
    Operating                                                47,241        8,997             2,334         (667)       57,905
    General and administrative                               46,607        7,854             2,296            -        56,757
    Amortization of intangible assets                             -        1,075                 -            -         1,075
                                                         -------------------------- --------------------------------------------

Operating income                                              9,573        2,307             1,619            -        13,499
Settlement of investment related litigation                  19,148            -                 -            -        19,148
Loss on sale of subsidiary                                     (959)           -                 -            -          (959)
Net loss on investment                                         (206)           -                 -            -          (206)
Equity in income of subsidiaries                              2,418            -                 -       (2,418)            -
Interest (expense) income, net                                  417           89                47            -           553
Other income, net                                              (144)           2               (34)           -          (176)
                                                         -------------------------- --------------------------------------------

Income before income taxes                                   30,247        2,398             1,632       (2,418)       31,859
Provision for income taxes                                   11,132          959               653            -        12,744
                                                         -------------------------- --------------------------------------------
Net income                                               $   19,115  $     1,439    $          979 $     (2,418)  $    19,115
                                                         ========================== ============================================



                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      For the nine months ended March 31, 2004
                                                      --------------------------------------------------------------------------
                                                                     Guarantor     Nonguarantor                  Consolidated
                                                        Parent     Subsidiaries    Subsidiaries   Eliminations       Total
                                                      --------------------------------------------------------------------------
                                                                                   (in thousands)
 Operating activities
  Net income                                          $   19,939  $       2,139    $          707  $    (2,846)  $      19,939
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Change in deferred membership fees                  (21,355)           222             1,059            -         (20,074)
     Change in membership solicitation and other
       deferred costs                                     24,433         (4,756)             (521)           -          19,156
     Depreciation and amortization                         6,037          1,073               539            -           7,649
     Deferred income taxes                                 4,405          1,262               460            -           6,127
     Tax benefit from employee stock plans                 6,497              -                 -            -           6,497
     Other                                                   811            117                 -            -             928

  Change in assets and liabilities:
     Restricted cash                                           -             50                 -            -              50
     Accounts receivable                                  (2,092)           171            (1,219)           -          (3,140)
     Intercompany receivable & payable                     6,759         (5,533)           (1,226)           -               -
     Prepaid membership materials                           (665)             7              (305)           -            (963)
     Prepaid expenses and other current assets               130           (767)                8            -            (629)
     Other assets                                            195           (462)                -            -            (267)
     Accounts payable                                     (7,560)            (7)              600            -          (6,967)
     Accrued liabilities                                  (3,442)           561              (157)           -          (3,038)
                                                      --------------------------------------------------------------------------
 Net cash provided by operating activities                34,092         (5,923)              (55)      (2,846)         25,268
                                                       -------------------------------------------------------------------------

 Investing activities
  Acquisition of fixed assets                             (4,252)          (279)             (345)           -          (4,876)
  Investment in subsidiaries                              (2,846)             -                 -        2,846               -
                                                      --------------------------------------------------------------------------
 Net cash used in by investing activities                 (7,098)          (279)             (345)       2,846          (4,876)
                                                      --------------------------------------------------------------------------

 Financing activities
  Net proceeds from exercise of stock options             23,632              -                 -            -          23,632
  Treasury stock purchases                               (84,942)             -                 -            -         (84,942)
  Net proceeds from issuance of convertible debt          87,948              -                 -            -          87,948
  Payments of long-term obligations                         (110)          (258)                -            -            (368)
                                                      --------------------------------------------------------------------------
 Net cash provided by (used in) financing activities      26,528           (258)                -            -          26,270
                                                      --------------------------------------------------------------------------
 Effect of exchange rate changes on cash and cash
 equivalents                                                   -              -                35            -              35
                                                      --------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents     53,522         (6,460)             (365)           -          46,697
 Cash and cash equivalents at beginning of period         51,895         18,716             1,649            -          72,260
                                                      --------------------------------------------------------------------------
 Cash and cash equivalents at end of period           $  105,417  $      12,256    $        1,284  $         -   $     118,957
                                                      ==========================================================================



                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          For the nine months ended March 31, 2003
                                                          -------------------------------------------------------------------------
                                                                        Guarantor     Nonguarantor                   Consolidated
                                                            Parent     Subsidiaries   Subsidiaries    Eliminations      Total
                                                          -------------------------------------------------------------------------
                                                                                       (in thousands)
 Operating activities
  Net income                                              $   19,115  $       1,439  $          979  $    (2,418)   $      19,115
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Change in deferred membership fees                      (17,836)          (682)           (858)           -          (19,376)
     Change in membership solicitation and other deferred
       costs                                                  29,373            280             664            -           30,317
     Depreciation and amortization                             7,057          1,356             737            -            9,150
     Deferred income taxes                                    10,262            813             653            -           11,728
     Tax benefit from employee stock plans                       641              -               -            -              641
     Gain on settlement of investment related litigation     (19,148)             -               -            -          (19,148)
     Loss on sale of subsidiary                                  959              -               -            -              959
     Net loss on investment                                      206              -               -            -              206
     Other                                                     1,609              -               -            -            1,609

  Change in assets and liabilities:
     Restricted cash                                               -          4,348               -            -            4,348
     Accounts receivable                                      (7,555)           284            (224)           -           (7,495)
     Intercompany receivable & payable                         1,762          1,485          (3,247)           -                -
     Prepaid membership materials                               (219)             6             (19)           -             (232)
     Prepaid expenses and other current assets                  (648)          (275)            129            -             (794)
     Other assets                                               (397)            48               -            -             (349)
     Accounts payable                                         (3,119)           709              76            -           (2,334)
     Accrued liabilities                                       4,637             84              67            -            4,788
                                                          -------------------------------------------------------------------------
 Net cash provided by (used in) operating activities          26,699          9,895          (1,043)      (2,418)          33,133
                                                          -------------------------------------------------------------------------

 Investing activities
  Acquisition of fixed assets                                 (3,962)           (96)            (41)           -           (4,099)
  Settlement of investment related litigation                 19,148              -               -            -           19,148
  Purchase price adjustments from sale of subsidiary            (750) `           -               -            -             (750)
  Investment in subsidiaries                                  (2,418)             -               -        2,418                -
  Other investments                                             (500)             -               -            -             (500)
                                                          -------------------------------------------------------------------------
 Net cash (used in) provided by investing activities          11,518            (96)            (41)       2,418           13,799
                                                          -------------------------------------------------------------------------

 Financing activities
  Net proceeds from exercise of stock options                  3,177              -               -            -            3,177
  Treasury stock purchases                                   (25,323)             -               -            -          (25,323)
  Payments of long-term obligations                                -         (1,001)              -            -           (1,001)
                                                          -------------------------------------------------------------------------
 Net cash used in financing activities                       (22,146)        (1,001)              -            -          (23,147)
                                                          -------------------------------------------------------------------------
 Effect of exchange rate changes on cash and cash
 equivalents                                                       -              -              57            -               57
                                                          -------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents         16,071          8,798          (1,027)           -           23,842
 Cash and cash equivalents at beginning of period             34,476          8,463           2,563            -           45,502
                                                          -------------------------------------------------------------------------
 Cash and cash equivalents at end of period               $   50,547  $      17,261  $        1,536  $         -    $      69,344
                                                          =========================================================================




                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 -SUBSEQUENT EVENT
Acquisition of Lavalife Inc.
On April 1, 2004, MemberWorks completed its acquisition of all of the assets and outstanding capital stock of Lavalife, a leading provider of online and IVR-based interactive personals services. Lavalife will operate as a wholly-owned subsidiary of MemberWorks. The purchase price, excluding fees and expenses, was CAD$152,500,000, or $116,300,000, and is subject to certain adjustments. The acquisition was funded with cash on hand and borrowings under the Company's $45,000,000 senior secured credit facility. The acquisition will be accounted for under the purchase method of accounting.

$150,000,000 9.25% Senior Notes due 2014
On April 13, 2004, MemberWorks issued $150,000,000 in aggregate principal amount of 9.25% Senior Notes due 2014 ("Senior Notes"). These Senior Notes were sold at 98.418% of the principal amount which results in an effective rate of 9.5%. Interest is payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on October 1, 2004. A portion of the proceeds from the offering of these Senior Notes was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition. The Company intends to use the remaining proceeds for general corporate purposes, including working capital, future acquisitions and purchases of MemberWorks common stock under the Company's stock buyback program to the extent permitted under the indenture governing the Senior Notes and the senior secured credit facility.

The offering of Senior Notes was made solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. The Senior Notes have not been registered under the Securities Act and may not be offered or sold in the United States, or to a U.S. person, absent registration or an applicable exemption from registration requirements. MemberWorks intends to use its best efforts to register these Senior Notes within 120 days after the issue date.

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


Valuation of goodwill and other intangibles
MemberWorks reviews the carrying value of its goodwill and other intangible assets and assesses the remaining estimated useful lives of its intangible assets in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets." The Company reviews the carrying value of its goodwill and other intangible assets for impairment by comparing such amounts to their fair values. MemberWorks is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, MemberWorks would then be required to record a corresponding charge, which would negatively impact earnings. Goodwill at July 1, 2003 and 2002 was tested for impairment during the quarters ended September 30, 2003 and 2002, respectively. The Company concluded that none of its goodwill was impaired as of July 1, 2003 or 2002.

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

THREE MONTHS ENDED MARCH 31, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

REVENUES. Revenues were $118.5 million for the quarter ended March 31, 2004 compared to $118.6 million for the quarter ended March 31, 2003. Revenues in the March 31, 2003 quarter benefited from the Company's initiative to migrate its members that participated in full money back refund policy programs to prorata refund policy programs, which was completed during fiscal 2003. As a result of this migration, revenues which would have been recognized at the end of a membership year under a full money back refund policy program were recognized during the membership year as the refund privileges expired in accordance with SAB 101. Revenues in the March 31, 2004 quarter benefited from the formation of new client partnerships and expanded product marketing with certain existing clients. The Company has continued its strategic initiative to shift new marketing towards members on a monthly payment program, and as a result, the renewal revenues from annual payment programs as a percentage of total revenues decreased to 42% in 2004 from 48% in 2003. Revenues from members who are charged on a monthly payment program increased to $45.9 million for the quarter ended March 31, 2004 from $20.1 million for the quarter ended March 31, 2003 primarily due to an increase in members enrolled in a monthly payment plan and an increase in the average monthly price point. The increase in members enrolled in monthly payment programs was more than offset by a decrease in members enrolled in annual payment programs. Net active members decreased 3% to 6.1 million at March 31, 2004 from 6.3 million at March 31 2003. Net active members decreased due to decreased levels of marketing during the March 2004 quarter.

MARKETING EXPENSES. Marketing expenses consist of costs incurred to obtain new members and royalties paid to clients. Marketing expenses decreased 17% to $60.9 million for the quarter ended March 31, 2004 from $73.0 million for the quarter ended March 31, 2003 and, as a percentage of revenue, marketing expenses decreased to 51.4% in 2004 from 61.5% in 2003. The improvement in the marketing expense ratio is primarily due to the increase in the mix of marketing in the Company's more profitable Online and MemberLink channels in combination with the increase in the profitability of monthly revenues due to the maturing membership base.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES. Operating expenses consist of member service call center costs, membership benefit costs and membership program fulfillment costs. Operating expenses increased 8% to $22.3 million for the quarter ended March 31, 2004 from $20.7 million for the quarter ended March 31, 2003. As a percentage of revenues, operating expenses increased to 18.8% for the quarter ended March 31, 2004 from 17.4% for the quarter ended March 31, 2003. These increases were due to increased call center and other membership benefit costs incurred to service the membership base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include personnel-related costs, occupancy costs and other overhead costs. General and administrative expenses increased 7% to $20.4 million for the quarter ended March 31, 2004 versus $19.1 million for the quarter ended March 31, 2003. As a percentage of revenues, general and administrative expenses increased to 17.2% in 2004 from 16.1% in 2003 primarily due to higher employee related costs.

INTEREST EXPENSE, NET. Interest expense, net consists primarily of interest expense, interest income and the amortization of debt issuance costs related to the Company's line of credit and convertible senior subordinated notes. Interest expense, net was $1.3 million for the quarter ended March 31, 2004 compared to interest income, net of $0.1 million for the quarter ended March 31, 2003. The increase in interest expense is due to the issuance of the convertible senior subordinated notes in September 2003 ("Convertible Notes").

PROVISION FOR INCOME TAXES. During the quarter ended March 31, 2004, the Company recorded a tax provision of $5.6 million based on an effective tax rate of approximately 40%. The effective tax rate was higher than the U.S. federal statutory rate for the quarter ended March 31, 2004 primarily due to state taxes and other non-deductible items. During the quarter ended March 31, 2003, the Company recorded a tax provision of $2.2 million based on an effective tax rate of approximately 40%.

NINE MONTHS ENDED MARCH 31, 2004 VS. NINE MONTHS ENDED MARCH 31, 2003

REVENUES. Revenues increased 5% to $355.5 million for the nine months ended March 31, 2004 from $337.7 million for the nine months ended March 31, 2003. The increase in revenues is primarily due to an increase in the weighted average program price point and the formation of new client partnerships and expanded product marketing with certain existing clients. As a result of the Company's strategic initiative to shift new marketing towards members on a monthly payment program, renewal revenues from annual payment programs as a percent of total revenues decreased to 41% in 2004 from 48% in 2003. Revenues from members who are charged on a monthly payment program increased to $115.0 million for the nine months ended March 31, 2004 from $53.9 million for the nine months ended March 31, 2003 due to an increase in members enrolled in a monthly payment plan and an increase in the average monthly price point. The increase in members enrolled in monthly payment programs was more than offset by a decrease in members enrolled in annual payment programs.

MARKETING EXPENSES. Marketing expenses decreased 7% to $194.3 million for the nine months ended March 31, 2004 from $208.5 million for the nine months ended March 31, 2003 and, as a percentage of revenue, marketing expenses decreased to 54.7% in 2004 from 61.7% in 2003. The improvement in the marketing expense ratio is primarily due to the increase in the mix of marketing in the Company's more profitable Online and MemberLink channels in combination with the increase in the profitability of monthly revenues due to the maturing membership base.

OPERATING EXPENSES. Operating expenses increased 15% to $66.8 million for the nine months ended March 31, 2004 from $57.9 million for the nine months ended March 31, 2003. As a percentage of revenues, operating expenses increased to 18.8% for the nine months ended March 31, 2004 from 17.1% for the nine months ended March 31, 2003. These increases were due to increased call center and other membership benefit costs incurred to service the membership base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 3% to $58.4 million for the nine months ended March 31, 2004 versus $56.8 million for the nine months ended March 31, 2003 primarily due to higher salary and employee related costs. As a percentage of revenues, general and administrative expenses decreased to 16.4% in 2004 from 16.8% in 2003 primarily due to leveraging the increase in our reported revenues.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE, NET. Interest expense, net increased to $2.3 million for the nine months ended March 31, 2004 from interest income, net of $0.6 million for the nine months ended March 31, 2003. The increase is due to the issuance of the Convertible Notes in September 2003.

PROVISION FOR INCOME TAXES. During the nine months ended March 31, 2004, the Company recorded a tax provision of $13.3 million based on an effective tax rate of approximately 40%. The effective tax rate was higher than the U.S. federal statutory rate for the nine months ended March 31, 2004 primarily due to state taxes and other non-deductible items. During the nine months ended March 31, 2003, the Company recorded a tax provision of $12.7 million based on an effective tax rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $25.3 million for the nine months ended March 31, 2004 versus $33.1 million for the nine months ended March 31, 2003. The decrease in operating cash flow in the nine months ended March 31, 2004 versus the prior year was primarily due to the impact of changes in assets and liabilities which reduced cash by $15.0 million in the nine months ended March 31, 2004 and reduced cash by $2.1 million in the nine months ended March 31, 2003. The $12.9 million decrease in changes in assets and liabilities over the prior year was primarily driven by the Company's transition to monthly billing which resulted in a $4.6 million decrease in the allowance for cancellations, timing of certain vendor payments and the release of cash held in escrow in the first quarter of fiscal 2003. Operating cash flow also decreased over the prior year period due to increased operating expenses, general and administrative expenses and interest expense during the nine months ended March 31, 2004. These decreases were partially offset by an increase in marketing margin before deferral (revenues before deferral less marketing costs before deferral) which had a positive impact on cash flow from operations of $160.2 million in the nine months ended March 31, 2004 compared to $140.2 million in the nine months ended March 31, 2003. The improvement in the marketing margin before deferral is primarily due to the increase in the mix of marketing in the Company's more profitable Online and MemberLink channels in combination with the increase in the profitability of monthly revenues due to the maturing membership base as well as lower marketing levels.

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

Revenues before deferral for the nine months ended March 31, 2004 and 2003 are calculated as follows:

                                                                                         March 31,
                                                                                ----------------------------
                                                                                    2004           2003
                                                                                -------------  -------------
Revenues reported in the Statements of Operations                              $   355,507    $   337,696
Change in deferred membership fees                                                 (20,074)       (19,376)
                                                                                -------------  -------------
Revenues before deferral                                                       $   335,433    $   318,320
                                                                                =============  =============


                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues before deferral increased 5% to $335.4 million for the nine months ended March 31, 2004 from $318.3 million for the nine months ended March 31, 2003. The increase in revenues before deferral is primarily due to an increase in the weighted average program price point of both annual and monthly payment programs. New annual weighted average price points increased to $107 for the nine months ended March 31, 2004 from $102 for the nine months ended March 31, 2003. Monthly weighted average price points increased to $11.36 for the nine months ended March 31, 2004 from $10.00 for the nine months ended March 31, 2003. Revenues before deferral from members who are charged on a monthly payment program were $120.5 million during the nine months ended March 31, 2004 and $53.9 million during the nine months ended March 31, 2003 due to the increases in the average monthly members billed each period and the weighted average price point. The increase in revenues from monthly payment programs was partially offset by a decrease in revenues from annual payment programs. The following table summarizes the average monthly members billed each quarter during the nine months ended March 31:

                                                                            Fiscal Year 2004   Fiscal Year 2003
                                                                             ----------------- --------------
  First Quarter                                                                      955             576
  Second Quarter                                                                   1,239             588
  Third Quarter                                                                    1,343             664


The following table summarizes the components of revenues before deferral for the nine months ended March 31:

                                                                                     2004            2003
                                                                             ----------------- --------------
  New annual                                                                          19%             37%
  Renewal annual                                                                      45%             46%
  Monthly                                                                             36%             17%


As a percentage of total revenues before deferral, renewal revenues from annual payment programs decreased to 45% in the nine months ended March 31, 2004 from 46% in the nine months ended March 31, 2003 due to the Company's strategic initiative to shift new marketing towards members on a monthly payment program. This shift to monthly payment programs has a near-term negative impact on operating cash flow due to the timing of revenues collected relative to the corresponding timing of marketing expenditures.

Marketing costs before deferral for the nine months ended March 31, 2004 and 2003 are calculated as follows:

                                                                                         March 31,
                                                                                ----------------------------
                                                                                    2004           2003
                                                                                -------------  -------------
Marketing expenses reported in the Statements of Operations                    $   194,342    $    208,460
Change in membership solicitation and other deferred costs                         (19,156)        (30,317)
                                                                                -------------  -------------
Marketing costs before deferral                                                $   175,186    $    178,143
                                                                                =============  =============

Marketing costs before deferral decreased 2% to $175.2 million for the nine months ended March 31, 2004 from $178.1 million for the nine months ended March 31, 2003. As a percent of revenues before deferral, marketing expenses before deferral were 52.2% for the nine months ended March 31, 2004 and 56.0% for the nine months ended March 31, 2003. These decreases were primarily due to the increase in the mix of marketing in the Company's more profitable Online and MemberLink channels in combination with the increase in the profitability of monthly revenues due to the maturing membership base and lower marketing levels in the March 2004 quarter. The lower marketing levels are reflected in the 3% decrease in the membership base which was 6.1 million as of March 31, 2004 compared to 6.3 million at March 31, 2003.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash used in investing activities was $4.9 million during the nine months ended March 31, 2004 versus net cash provided by investing activities of $13.8 million during the nine months ended March 31, 2003. Net cash provided by investing activities during the nine months ended March 31, 2003 included $19.1 million of proceeds related to the settlement of a lawsuit and $0.8 million of funds paid in connection with a purchase price adjustment related to the sale of iPlace, Inc. Capital expenditures were $4.9 million during the nine months ended March 31, 2004 and $4.1 million during the nine months ended March 31, 2003.

Net cash provided by financing activities was $26.3 million for the nine months ended March 31, 2004 versus net cash used in financing activities of $23.1 million for the nine months ended March 31, 2003. The increase in cash provided by financing activities was primarily due to the issuance of $90.0 million aggregate principal amount convertible senior subordinated notes ("Convertible Notes") due September 2010. The Convertible Notes bear interest at the rate of 5.5% per year, which will be payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on April 1, 2004. The net proceeds were be used for general corporate purposes, including mergers and acquisitions and additional repurchases of the Company's common stock under its stock buyback program. Upon the occurrence of a change in control, holders of the Convertible Notes may require the Company to repurchase all or part of the Convertible Notes for cash. In addition, the Company received $23.6 million from the exercise of stock options during the nine months ended March 31, 2004. These increases in financing activities during the nine months ended March 31, 2004 were offset by increased spending under the Company's stock repurchase program. The Company purchased 2,662,000 shares for $84.9 million, an average price of $31.91, during the nine months ended March 31, 2004 compared to 1,432,000 shares for $25.3 million, an average price of $17.69, during the nine months ended March 31, 2003. The Company utilized cash from operations, stock option exercises and the issuance of the Convertible Notes to repurchase shares.

During the nine months ended March 31, 2004, the Board of Directors authorized
3.0 million additional shares to be repurchased under the buyback program. As of March 31, 2004, the Company had 1,317,000 shares available for repurchase under its buyback program.

As of March 31, 2004, the Company had cash and cash equivalents of $119.0 million. In addition, on March 25, 2004, MemberWorks entered into an amended and restated senior secured credit facility that allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate or the Federal Funds rate, plus an applicable margin. As of March 31, 2004, the availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and pursuant to the completion of the issuance of the $150.0 million aggregate principal amount of Senior Notes ("Senior Notes") issued on April 13, 2004 (discussed below), the availability under the senior secured credit facility have been further reduced by one years worth of interest on the Senior Notes. As of April 29, 2004, the availability under the senior secured credit facility is approximately $25.6 million. As of March 31, 2004, the effective interest rate for borrowings under the senior secured credit facility was 4.0%. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. As of March 31, 2004, the Company was in compliance with all such debt covenants.

On April 1, 2004, MemberWorks completed its acquisition of all of the assets and outstanding capital stock of Lavalife Inc. ("Lavalife"), a leading provider of online and IVR-based interactive personals services. Lavalife will operate as a wholly-owned subsidiary of MemberWorks. The purchase price, excluding fees and expenses, was CAD$152.5 million, or $116.3 million, and is subject to certain adjustments. The acquisition was funded with cash on hand and borrowings under the Company's $45.0 million senior secured credit facility. The acquisition will be accounted for under the purchase method of accounting.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On April 13, 2004, MemberWorks issued $150.0 million in aggregate principal amount of 9.25% Senior Notes due 2014. These Senior Notes were sold at 98.418% of the principal amount which results in an effective rate of 9.5%. Interest is payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on October 1, 2004. A portion of the proceeds from the offering of these Senior Notes was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition. The Company intends to use the remaining proceeds for general corporate purposes, including working capital, future acquisitions and purchases of MemberWorks' common stock under the Company's stock buyback program to the extent permitted under the indenture governing the Senior Notes and the senior secured credit facility. The offering was made solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. The Senior Notes have not been registered under the Securities Act and may not be offered or sold in the United States, or to a U.S. person, absent registration or an applicable exemption from registration requirements.

Subsequent to the of acquisition of Lavalife and the issuance of the senior notes discussed above, the Company believes that existing cash balances, together with funds available under its senior secured credit facility, will be sufficient to meet its funding requirements for the foreseeable future.

The Company did not have any material commitments for capital expenditures as of March 31, 2004. The Company intends to utilize its existing cash balances, cash generated from operations and cash generated from the issuance of the senior notes to fulfill any capital expenditure requirements for the remainder of fiscal 2004.

COMMITMENTS

The Company is not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this Form 10-Q filing. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of March 31, 2004 are as follows (amounts in thousands):

                                                                  Payments Due by Period
                                      -------------------------------------------------------------------------------
                                                       Less than
                                          Total          1 year         1-3 years       4-5 years     After 5 years
                                      --------------  -------------   --------------  --------------  ---------------
Operating leases                      $     22,190    $     6,042     $      8,481    $      4,764    $      2,903
Capital leases                               1,269            309              710             250               -
Convertible notes payable                   90,000              -                -               -          90,000
Other long-term obligations                     20             20                -               -               -
                                      --------------  -------------   --------------  --------------  ---------------
Total payments due                    $    113,479    $     6,371     $      9,191    $      5,014    $     92,903
                                      ==============  =============   ==============  ==============  ===============



The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

On March 4, 2004, MemberWorks announced it entered into an agreement to acquire Lavalife. On April 1, 2004, MemberWorks completed its acquisition of all of the assets and outstanding capital stock of Lavalife. The purchase price, excluding fees and expenses, was CAD$152.5 million, or $116.3 million, and is subject to certain adjustments. The acquisition was funded with cash on hand and borrowings under the Company's $45.0 million senior secured credit facility. The acquisition will be accounted for under the purchase method of accounting.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and provides guidance on the identification of and reporting for variable interest entities. FIN 46 is effective immediately for variable interest entities formed after January 31, 2003 and is effective for periods ending after March 15, 2004 for any variable interest entity formed prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

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

Forward-looking statements are not guarantees of future performance and are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

o higher than expected membership cancellations or lower than expected membership renewal rates;
o    changes in the marketing techniques of credit card issuers;
o increases in the level of commission rates and other compensation required by marketing partners to actively market with MemberWorks;
o potential reserve requirements by business partners such as the Company's credit card processors;
o    unanticipated termination of marketing agreements;
o the Company's ability to integrate acquired businesses into the Company's management and operations and operate successfully;
o the extent to which MemberWorks can continue to successfully develop and market new products and services and introduce them on a timely basis;
o unanticipated changes in or termination of the Company's ability to process membership fees through third parties, including credit card processors and bank card associations;
o the Company's ability to develop and implement operational and financial systems to manage growing operations;
o the Company's ability to recover from a complete or partial system failure or impairment, other hardware or software related malfunctions or programming errors;
o    the degree to which the Company is leveraged;
o the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;
o further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;
o changes in the growth rate of the overall U.S. economy, or the international economy where MemberWorks does business, such that credit availability, interest rates, consumer spending and related consumer debt are impacted;
o additional government regulations and changes to existing government regulations of the Company's industry, including the Federal Trade Commission's 2003 Amendment to its Telemarketing Sales Rule which creates a national do-not-call list;
o the Company's ability to compete with other companies that have financial or other advantages;
o    adverse  movement in foreign  exchange  rates;
o    the Company's  ability to attract and retain active members and users;
o    adverse results of litigation or regulatory matters; and
o    new accounting pronouncements.

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

                            MEMBERWORKS INCORPORATED


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
As of March 31, 2004, the Company has a senior secured credit facility that allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate or the Federal Funds rate, plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of March 31, 2004. As of March 31, 2004, the availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and pursuant to the completion of the issuance of the Senior Notes on April 13, 2004, the availability under the senior secured credit facility have been further reduced by one years worth of interest on the Senior Notes. As of April 29, 2004, the availability under the senior secured credit facility is approximately $25.6 million. In addition, the Company has $90.0 million aggregate principal amount of 5.5% convertible senior subordinated notes due September 2010. The Convertible Notes bear interest at the rate of 5.5% per year payable in cash semi-annually in arrears on April 1 and October 1 of each year. The first payment was due on April 1, 2004. Management believes that an increase in the Prime rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on March 25, 2005, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. The Company does not currently hedge interest rates.

Foreign Currency Risk
The Company has international sales and facilities in Canada and, therefore, is subject to foreign currency rate exposure. Canadian sales have been denominated in the Canadian dollar and its functional currency is the local currency. Assets and liabilities of the Canadian subsidiary are translated into U.S. dollars at the exchange rate in effect as of the balance sheet date. Income and expense items are translated at the average exchange rate for the period. Accumulated net translation adjustments are recorded in shareholders' equity. Foreign exchange transaction gains and losses are included in the results of operations and were not material for all periods presented. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic condition. To the extent the Company incurs expenses that are based on locally denominated sales volume paid in local currency, the exposure to foreign exchange risk is reduced. The Company has determined that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on its financial position, results of operations and cash flows.

In connection with the acquisition of Lavalife, MemberWorks employed policies and procedures to manage foreign currency risks associated with the purchase price, which was denominated in Canadian dollars. MemberWorks' objective in managing its exposure to foreign currency exchange rate fluctuations was to reduce the impact of adverse fluctuations on cash flows associated with foreign currency exchange rate changes. Accordingly, MemberWorks utilized foreign currency option contracts and forward contracts to hedge its exposure related to the Lavalife acquisition.

MemberWorks monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that MemberWorks' foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

Market Risk
The Company does not have material exposure to market risk with respect to investments, as the Company does not hold any marketable securities as of March 31, 2004. MemberWorks does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

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

Changes in internal control over financial reporting.
During the third quarter of fiscal 2004 there were no changes in the Company's internal control over financial reporting that could have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that MemberWorks was not liable to MedVal for any compensatory damages, they awarded $5.5 million in punitive damages and costs against MemberWorks solely under CUTPA. MemberWorks believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well-defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. While the Company intends to take action to prevent the enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that MemberWorks will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company were ultimately unsuccessful in this or other available appeals, and a final non-appealable court order confirming the arbitration award is rendered, the payment of the award could have a material adverse effect on the Company's results of operations in the period in which the final order is entered.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

On September 30, 2003, the Company completed the sale of $90.0 million aggregate principal amount of 5.5% convertible senior subordinated notes due September 2010 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended.

On December 3, 2003, MemberWorks filed on Form S-3 a shelf registration statement with the Securities and Exchange Commission covering the Convertible Notes and the common stock issuable upon their conversion, which was declared effective on April 9, 2004.

The following table summarizes the shares of MemberWorks' equity securities purchased by or on behalf of MemberWorks:

                                                                                    (c) Total Number of   (d) Maximum Number
                                                                                    Shares Purchased as     of Shares that May
                                                                                      Part of Publicly       Yet be Purchased
                                         (a) Total Number       (b) Average Price    Announced Plans or      Under the Plans or
  Period                                   of Shares Purchased    Paid per Share         Programs (1)           Programs
  ------------------------------------------------------------ -------------------- --------------------- --------------------
  January 1, 2004 to January 31, 2004                96,800               $29.36               96,800            1,403,607
  February 1, 2004 to February 29, 2004              75,400               $34.88               75,400            1,328,207
  March 1, 2004 to March 31, 2004                    11,600               $33.68               11,600            1,316,607
                                          -------------------- -------------------- --------------------- --------------------
  Total                                             183,800               $31.90              183,800            1,316,607
                                          ==================== ==================== ===================== ====================



(1) The Board of Directors authorized during fiscal 2004 the following share amounts to be purchased under the Company's stock buyback program:
         July 2003 - authorized an additional 1,000,000 shares, no expiration September 2003 - authorized an additional 1,000,000 shares, no expiration January 2004 - authorized an additional 1,000,000 shares, no expiration

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits
    14   Code of Conduct
    31.1 Rule 13a-14(a) CEO Certification.
    31.2 Rule 13a-14(a) CFO Certification.
    32.1 CEO Certification pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.
    32.2 CFO Certification pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

a) Reports on Form 8-K

On January 27, 2004, the Company furnished on Form 8-K under Item 7 "Financial Statements and Exhibits" and Item 12 "Results of Operations and Financial Condition" a press release announcing fiscal year 2004 second quarter results.

On March 3, 2004, the Company filed on Form 8-K under Item 5 "Other Events" and
Item 7 "Financial Statements and Exhibits" a press release announcing an agreement to acquire Lavalife Inc.

On March 26, 2004, the Company filed on form 8-K under Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD" financial and other information pertaining to the offering of $150.0 million aggregate principal amount of Senior Notes and the acquisition of Lavalife Inc.

On March 26, 2004, the Company filed on form 8-K under Item 5 "Other Events" and
Item 7 "Financial Statements and Exhibits" a press release announcing the offering of $150.0 million of Senior Notes pursuant to Rule 144A of the Securities Act of 1933.

                            MEMBERWORKS INCORPORATED
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEMBERWORKS INCORPORATED
                                  (Registrant)


Date: May 14, 2004         By:      /s/ Gary A. Johnson
                                   ---------------------------------------------
                                    Gary A. Johnson, President, Chief
                                    Executive Officer and Director


      May 14, 2004         By:      /s/ James B. Duffy
                                   ---------------------------------------------
                                    James B. Duffy, Executive Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)