Form 10-K
period 2004-06-30
MEMBERWORKS INC
filed 2004-09-13
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004 or

____ Transition report pursuant to Section 13 or15(d) of the Securities Exchange
     Act of 1934 for the transition period from ________ to _________.


                           Commission File No. 0-21527


                            MEMBERWORKS INCORPORATED
             (Exact name of registrant as specified in its charter)


DELAWARE                                                      06-1276882
------------------------                                 --------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)
680 Washington Boulevard
STAMFORD, CONNECTICUT                                            06901
----------------------------------------                      ----------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 2003 was $128,298,966. The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2004 was $190,018,728. The aggregate market value was computed by reference to the closing price of the Registrant's Common Stock as of that date. For purposes of calculating this amount only, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the Registrant's Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of August 13, 2004 was 10,263,269.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders of MemberWorks Incorporated are incorporated by reference in Parts II and III of this report.



                                      INDEX


                                                                                                              PAGE

Part I   Item 1. Business                                                                                        1

         Item 2. Properties                                                                                      6

         Item 3. Legal Proceedings                                                                               6

         Item 4. Submission of Matters to a Vote of Security Holders                                             7

         Executive Officers of the Registrant                                                                    7

Part II  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                           8

         Item 6. Selected Financial Data                                                                        10

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations          10

         Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                    18

         Item 8. Financial Statements and Supplementary Data                                                    19

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           19

         Item 9A. Controls and Procedures                                                                       19

         Item 9B. Other Information                                                                             20

Part III Item 10. Directors and Executive Officers of the Registrant                                            20

         Item 11. Executive Compensation                                                                        20

         Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
                   Stockholder Matters                                                                          20

         Item 13. Certain Relationships and Related Transactions                                                20

         Item 14. Principal Accountant Fees and Services                                                        20

Part IV  Item 15. Exhibits and Financial Statement Schedules                                                    20

Signatures                                                                                                      22

Exhibit listing                                                                                                 23


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW
MemberWorks Incorporated (the "Company"), a Delaware Corporation, began doing business as Cardmember Publishing Corporation in 1986, was organized as MemberWorks Incorporated in 1996 and has been doing business as MemberWorks Incorporated since then.

The Company is a marketing services leader, bringing value to consumers by designing innovative membership programs that offer members easy access to a variety of discounted products and services provided by the Company's participating vendors. In April 2004, the Company broadened the scope of its business by acquiring Lavalife Inc. ("Lavalife"), a personals service. As a result of this acquisition, the Company is now a leading global provider of web-based and interactive voice response ("IVR") based personals services. The acquisition of Lavalife benefits the Company by providing access to one of the largest and fastest growing consumer categories on the internet while expanding its target market. In addition, it is the Company's intention to cross-market the products and services of the Company and Lavalife.

In the past, the Company operated in one business segment, membership. With the acquisition of Lavalife, the Company analyzes its business in the following two business segments: Membership and Personals. See Note 20 of the consolidated financial statements contained in this 2004 Annual Report filed on Form 10-K for additional financial information about the Company's business segments.

MEMBERSHIP
MEMBERSHIP PROGRAMS
The Company designs its membership programs to address the particular needs and preferences of its members by combining various features and benefits to customize its membership programs. The Company's membership programs provide substantial benefits to the Company's members, clients and vendors. The Company's members benefit by receiving an array of programs and services in the categories of health, shopping and personal security.

When consumers agree to enroll in a program, they generally receive a trial membership. During this time, the member may use the program's services without obligation, as outlined in the marketing solicitation. Membership materials, which include a membership brochure and a membership card with a membership identification number, are either mailed or emailed to the consumer during the trial period. The brochure outlines in detail the benefits offered and contains a toll-free number and a website address, which may be used to access membership benefits and information. In the event that a consumer elects not to participate in the membership program, he or she can call a toll-free number during the trial period to cancel the service without incurring any additional charges. Trial memberships are generally for a period of 7 to 30 days and there are no conditions with respect to the ability of the consumer to terminate a trial membership.

If the membership is not canceled during the trial period, the consumer is charged the annual or monthly membership fee, depending upon the applicable payment plan offered. For annual members, in the event that the members do not cancel the membership after the initial one year membership term, they receive a renewal notice in advance of each membership year and are charged for the succeeding year's membership fee. During the course of an initial annual membership term or renewal term, a member may cancel his or her membership in the program generally for a pro rata refund of the membership fee based on the remaining portion of the membership period at the time of the cancellation. Monthly members are billed each month after the trial period ends and continue to be billed each month until the member cancels. The Company's membership programs had approximately 5.6 million retail members as of June 30, 2004.

The Company has traditionally marketed its membership programs which have an up-front annual membership fee. However, beginning in 2003 and continuing into 2004, the Company expanded its marketing of membership programs in which the membership fee is payable monthly. During 2004, approximately 64% of the Company's new member enrollments were in a monthly payment program and it is the Company's intention to further increase the mix of monthly payment programs in 2005. Membership fees vary depending upon the particular services offered in the membership program.

The Company's programs are designed to offer members a combination of everyday savings, event-oriented discounts and peace of mind benefits, and are offered in English, French and Spanish. The Company partners with leading, brand name merchants and service companies to offer consumers valuable packages of members-only benefits. Membership programs are packaged around popular spending categories and typically offer potential savings well in excess of the program fee. In addition, membership programs are increasingly customized for specific clients. The Company's programs fall into the three categories described below.

HEALTHCARE
Health, wellness, and self-improvement programs offer significant savings on a comprehensive array of healthcare products, including prescription drugs, vitamins and supplements, eye glasses and contact lenses, hearing aides, durable medical equipment, and select consumer products. The programs also offer discounts on professional services, including medical, dental, chiropractic, alternative medicine, elder care and other personal health services.

SECURITY
Security and insurance programs offer discounts on products and services that enhance and improve the consumer's sense of security and well being. These programs offer access to services that help manage privacy and protection including identity theft insurance, card registration and credit reporting, scoring, and monitoring. Insurance programs offer competitively priced insurance products including life, supplemental health, accidental death, short-term and long-term disability, warranty and identity theft insurance coverage. Other program benefits include 24-hour protection services, roadside assistance and financial, tax, and retirement planning.

DISCOUNTS
Discount programs offer exclusive access to members-only savings with leading brand name merchants covering a wide range of consumer spending categories including travel, transportation, entertainment, dining, shopping, home and small business. Savings are available through discounted gift cards, coupons, promotion codes and rebates.

VENDORS
In most cases, the products and services accessed through the Company's membership programs are offered and provided directly to members by independent benefit providers or vendors. The Company evaluates and engages only those vendors who can cost-effectively deliver high quality products and services. The Company's participating vendors generally benefit by obtaining access to a large number of demographically attractive consumers with minimal incremental marketing costs. Specifically, vendors gain access and marketing exposure to the Company's membership base and, in almost all cases, pursuant to contractual arrangements with the Company, provide a members-only discount on products or services. The Company generally does not receive payments from these vendors for rendering services to the Company's members and, in certain cases, the Company pays its vendors a fee based on the number of members in the Company's program or based on other agreed upon factors.

The Company's contracts with its vendors are generally for one year or more, with subsequent one-year renewal terms at the Company's option. In most cases, vendors may cancel contracts with the Company only for cause and subject to notice provisions to provide the Company time to locate a substitute vendor. Most vendor contracts are non-exclusive but require vendors to maintain the confidentiality of the terms of the contract.

CLIENTS
The Company's programs are primarily marketed to customers through arrangements with the Company's clients, which include banks and other financial institutions, e-commerce companies, direct response television companies, catalog companies, retailers and other organizations with large numbers of individual customers. Clients receive royalty payments in exchange for the clients providing new members or access to potential members. In some cases, these businesses lack the core competency to successfully design, market and manage membership programs. As a result, these businesses seek to outsource the implementation of membership programs to providers, such at the Company, that are able to apply advanced database systems to capture, process and store consumer and market information, are able to use their experience to provide effective membership programs and are able to realize economies of scale. In addition, businesses outsourcing their membership programs demand that the program provider have the expertise to continue to introduce innovative new programs and have resources, such as extensive vendor networks and an experienced management team, to launch membership programs quickly and successfully.

Membership programs sponsored by the Company's two largest clients, West Corporation and Citibank, N.A. (and its affiliates), accounted for 18% and 12% of revenues, respectively, for the year ended June 30, 2004. A loss of either of these clients could have a material effect on the Company's results of operations.

MARKETING AND DISTRIBUTION
The Company solicits members for its programs primarily by direct marketing methods, including inbound call marketing, referred to as MemberLink, online marketing, outbound telemarketing, which it outsources to third party contractors, and direct mail, which is mailed either at the Company's own expense or at its client's expense. The Company has been able to effectively diversify its distribution channels since its initial public offering in 1996, at which time the Company's primary method of solicitation was outbound telemarketing. For the year ended June 30, 2004, outbound telemarketing was the source for approximately 10% of the Company's new member enrollments.

MemberLink inbound call marketing occurs when clients' inbound callers who meet certain criteria are offered the Company's membership service programs by the client's service representative or by a membership service representative of the Company through a call transfer. The Company pays the client either a royalty for initial and renewal membership fees or a fee per marketing offer or per sale. MemberLink arrangements generally have been a more efficient and cost effective way to acquire members than the Company's traditional outbound telemarketing marketing model.

Online marketing is conducted through arrangements with Internet service providers ("ISP's"), online retailers and online marketers. The marketing methods include banner ads and pop-up boxes. The Company buys advertising or pays the client either a royalty for membership fees or a fee per impression or per sale.

Substantially all of the information necessary for the Company's marketing efforts is supplied by its clients in accordance with strict consumer privacy safeguards. As a result, the Company's ability to market a new program to an existing customer base or an existing program to a new customer base may be dependent upon first obtaining client approval.

The Company's contracts with its clients typically grant the Company the right to continue to provide membership services directly to such clients' individual account holders even if the client terminates its contract with the Company. Many client relationships are pursuant to contracts that may be terminated by the client upon 30 to 90 days notice without cause and without penalty. Upon such termination, the Company generally has the right to continue its relationship indefinitely with the client's customers that have become program members.

The Company also delivers its membership service programs through loyalty arrangements with client partners. The Company works with its clients to incorporate elements from one or more of the Company's standard service programs and designs a custom program for the client. The client then either provides the customized membership program to its customers as a value-added feature or resells the customized membership program. In some cases, the client provides loyalty memberships to its customers free of charge and pays the periodic membership fee to the Company for each customer's membership. In other cases, the client charges a reduced fee to its customer. The client pays the Company the membership fees for the customers who receive the customized membership program. Under the Company's loyalty programs, the Company does not pay for the marketing costs to solicit memberships. Instead, the client offering the memberships is responsible for marketing, usually with the assistance of the Company.

MEMBERSHIP SERVICE
The Company believes that providing high quality service to its members is extremely important in order to retain members and to strengthen the affinity of the clients' customers that were offered the membership program. Currently, the Company maintains four membership call centers located in Montreal, Canada, Houston, Texas, Omaha, Nebraska and Chicago, Illinois, with a total of over 700 membership service representatives. All new membership service representatives are required to attend on-the-job training. Through its training programs, systems and software, the Company seeks to provide members with friendly, rapid and effective answers to questions. Members can access their benefits 24 hours a day via the program's web site or automated telephone response technology. The Company also works closely with its clients' customer service staff to ensure that their representatives are knowledgeable in matters relating to membership service programs offered by the Company.

COMPETITION
The Company believes that the principal competitive factors in the membership services industry include the ability to identify, develop and offer innovative membership programs, the quality and breadth of membership programs offered, competitive prices and in-house marketing expertise. The Company's competitors offer membership programs which provide services similar to, or which directly compete with, those provided by the Company. Some of these competitors have substantially larger customer bases and greater financial and other resources than those of the Company. To date, the Company has effectively competed with such competitors. However, there can be no assurance that the Company's competitors will not increase their emphasis on programs similar to those offered by the Company to more directly compete with the Company; provide programs comparable or superior to those provided by the Company at lower membership prices; adapt more quickly than the Company to evolving industry trends or changing market requirements; or that new competitors will not enter the market or that other businesses will not themselves introduce competing programs. Such increased competition may result in price reductions, reduced marketing margins or loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. Additionally, because contracts between clients and program providers are often exclusive with respect to a particular service, potential clients may be prohibited from contracting with the Company to promote a program if the services provided by the Company's program are similar to, or merely overlap with, the services provided by an existing program of a competitor.

PERSONALS
On April 1, 2004, the Company completed the acquisition of all of the assets and outstanding capital stock of Lavalife, a leading provider of online and IVR-based interactive personals services. Lavalife now operates as a wholly-owned subsidiary of the Company. The purchase price, excluding fees and expenses, was Cdn$152.5 million, or $116.5 million, and is subject to certain purchase price adjustments. The acquisition was funded with cash on hand and borrowings under the Company's senior secured credit facility.

Lavalife's open-minded approach to dating allows members to choose how they want to "click with other singles" by offering different levels of dating. Lavalife offers both web-based, IVR-based, and most recently, cellular phone-based personals services to its customers. These services allow customers to interact with each other from anywhere in real time by phone, email, text chat or video. To acquire new users and retain existing customers, Lavalife relies on its innovative products, marketing relationships with major media groups, advertising campaigns in large markets, a widely recognized brand name and an advanced technology infrastructure. These interactive services allow customers who want to enhance their social lives to search for a date, meet new people and communicate with other customers in a real time, "Anywhere", "Anytime" and "Anyhow" environment. As of June 30, 2004, Lavalife had approximately 600,000 active customers.

Lavalife employs a transactional business model, in which customers buy non-refundable credits up front and spend those credits only when they want to interact with other customers. Lavalife's competitors generally employ a subscription business model, in which customers pay a fixed periodic fee. The Company believes a transactional model is more attractive to new customers, who will join due to a lower initial cost and the ability to easily control their spending. The customer determines when to use the credits to communicate with other customers. Furthermore, once a customer has an account balance, the customer has a strong financial incentive to return to use their remaining credits. To further encourage return visits, Lavalife continues to expand its existing service offerings and introduce innovative interactive products including video and real time online social networking.

Lavalife maintains a call center located in Toronto, Canada with a total of almost 200 call center representatives.

The personals business is very competitive and highly fragmented. Primary competitors of the various brands that comprise personals include numerous online and offline dating and matchmaking services (both free and paid), some of which operate nationwide and some of which operate locally, and the personals sections of newspapers and magazines. In addition to broad-based personals services, there are numerous niche websites and offline personals services that cater to specific demographic groups.

TECHNOLOGY
The Company has invested substantially in new technology, including a sophisticated customer service platform ("CRM"), data warehousing and mining capabilities, and various Internet applications which work together to allow the Company to effectively and efficiently service its members. The Company receives new member information from its clients daily, and that information is maintained on core infrastructure systems that drive information constantly to CRM, fulfillment, billing and data warehousing systems. This allows for rapid fulfillment of member information kits as well as other benefits. All membership information is maintained on a state-of-the-art CRM system, which allows extremely responsive targeted call center interactions. The Company receives confirmation of billing data from the Company's merchant processors on a regular basis, permitting the Company to update the status of each member, including member profile information.

In providing quality service to its members, the Company's management information systems interact with the Company's advanced call routing system in order to display member profile information prior to answering the call, allowing the Company's membership service representatives to have the best possible information prior to serving the members. The Company's telecommunications systems also monitor the performance quality of its membership service representatives and other aspects of its business through sophisticated reporting capabilities. In addition, the Company's marketing experts use proprietary systems in combination with advanced systems from outside vendors to review, analyze and model the demographics of lists of prospective members supplied by clients in order to determine which customers are most likely to enroll in a membership.

Lavalife recently upgraded its integrated network to support both its IVR and web operations. The Lavalife infrastructure for both the IVR and the web is built on state of the art, industry standard, high capacity technology designed to support the significant level of member interaction and a quality experience. The technology supports such high demand features as live chat, voice messaging, quick response searches for "who's online now" and instant messaging. The network operations centers, located in Toronto, Canada and Sydney, Australia, allow the personals business to scale both its web and IVR operations, as well as support text messaging operations, with full remote management capabilities of all services.

GOVERNMENT REGULATION
The Company markets its membership programs and personals services through various distribution channels including refundable royalty payments, telemarketing, direct mail, non-refundable royalty payments, and advertising costs. These channels are regulated at both the state and federal levels and the Company believes that these marketing methods may increasingly be subject to such regulation, particularly in the area of consumer privacy. Regulation may limit the Company's ability to solicit new members or to offer one or more products or services to existing members. The telemarketing industry has become subject to an increasing amount of federal and state regulation. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. Additionally, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations, including the Telemarketing Sales Rule, as amended, promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent marketing activities deemed by them to be "unfair or deceptive acts or practices." Further, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing and/or Internet marketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. The Company's provision of membership programs and personals services requires the Company to comply with certain state regulations, changes in which could materially increase the Company's operating costs associated with complying with such regulations. Noncompliance with any rules and regulations enforced by a federal or state consumer protection authority may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could have a material adverse affect on the Company's business, financial condition and results of operations. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with consumers making the membership programs industry susceptible to peremptory charges of regulatory noncompliance and unfair dealing by the media.

The Company currently maintains rigorous security and quality controls that are intended to ensure that all of its marketing practices meet or exceed industry standards and all applicable state and federal laws and regulations. The Company only collects and maintains customer data that is necessary to administer its business activities, such as a customer's name, address and encrypted billing information and only public information is used for marketing and modeling purposes, such as demographic, neighborhood and lifestyle data. The Company neither resells any confidential consumer information that is obtained or derived in its marketing efforts nor purchases consumer information from financial or other institutions.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
See Note 20 of the consolidated financial statements contained in this 2004 Annual Report on Form 10-K for financial information about geographic areas.

EMPLOYEES
As of June 30, 2004, the Company employed 1,414 persons on a full-time basis and 202 on a part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its employee relations are good.

AVAILABLE INFORMATION
The Company's Internet address is http://www.memberworks.com. Information on the Company's website is not a part of this Annual Report on Form 10-K.

The Company makes available, free of charge on or through its website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). You may read and copy any document filed with the SEC at its public reference facility at 450 Fifth Street, N.W., Washington, D.C. 20459. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facility.

ITEM 2.  PROPERTIES

A summary of key information with respect to the Company's leased facilities is as follows:


         LOCATION                                         YEAR OF LEASE
         MEMBERSHIP                SQUARE FOOTAGE           EXPIRATION
         Omaha, NE                      93,123          2009 through 2015
         Stamford, CT                   63,559                2006
         Montreal, Canada               48,193                2011
         Houston, TX                    41,591                2006
         Atlanta, GA                    13,717                2005
         Chicago, IL                    11,676                2005

         PERSONALS
         Toronto, Canada                73,926                2009

The Stamford, Connecticut office serves as the Company's corporate headquarters. All other locations serve as the operational offices for the Company. The Company believes that its properties are generally in good condition, are well maintained and are suitable and adequate to carry on its business.

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

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The Court certified a class of Michigan residents. The Court has now signed an Order granting preliminary approval of a settlement agreement that has been signed by all parties. The Court will hold the Fairness/Approval hearing on November 22, 2004. The settlement agreement will have no financial or other material impact on Coverdell's business.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that the Company was not liable to MedVal for any compensatory damages, they awarded $5.5 million in punitive damages and costs against the Company solely under CUTPA. The Company believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well-defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. While the Company intends to take action to prevent the enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that the Company will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company were ultimately unsuccessful in this or other available appeals, and a final non-appealable court order confirming the arbitration award is rendered, the payment of the award could have a material adverse effect on the Company's results of operations in the period in which the final order is entered.

On October 21, 2003, the Florida Attorney General's Office filed a civil complaint against the Company based upon concerns that some of its past marketing practices may have violated various consumer laws. On June 28, 2004, the Company announced that it had reached a voluntary settlement with the Florida Attorney General's office to alleviate concerns that some of its past marketing practices may have confused some consumers. In connection with the settlement, the Company agreed to formalize its existing national Best Marketing Practices in the state of Florida and to pay the state of Florida costs of investigation of $950,000. The Company expects that the agreement will have little new effect on its business in Florida as the agreement serves to formalize the Company's already existing national marketing best practices in the state.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the registrant of the Company and their respective ages as of July 31, 2004 are as follows:



NAME                      AGE           POSITION
--------------------      ---           -------------------------------------------------------
Gary A. Johnson           49            President and Chief Executive Officer, Director
Vincent DiBenedetto       47            Executive Vice President, Health and Insurance Services
James B. Duffy            50            Executive Vice President and Chief Financial Officer

GARY A. JOHNSON, a co-founder of the Company, has served as President, Chief Executive Officer and a director since its inception.

VINCENT DIBENEDETTO joined the Company in October 2000 and currently serves as Executive Vice President, Health and Insurance Services. Prior to joining the Company, Mr. DiBenedetto was President of Discount Development Services, L.L.C., a subsidiary of the Company which was acquired in October 2000.

JAMES B. DUFFY has served as Executive Vice President and Chief Financial Officer since he joined the Company in 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
The Company's Common Stock is listed on the NASDAQ National Market ("NASDAQ") under the symbol MBRS. The following table sets forth for the periods indicated the high and low closing sale prices per share as reported on the NASDAQ.

        FISCAL YEAR ENDED JUNE 30, 2004:                  HIGH         LOW
          First Quarter                                 $38.22       $19.75
          Second Quarter                                 34.00        24.16
          Third Quarter                                  36.77        26.96
          Fourth Quarter                                 35.02        26.89

        FISCAL YEAR ENDED JUNE 30, 2003:                  HIGH         LOW
          First Quarter                                 $18.80       $12.48
          Second Quarter                                 19.53        16.65
          Third Quarter                                  20.71        14.00
          Fourth Quarter                                 24.00        19.30

HOLDER AND DIVIDEND INFORMATION
As of August 13, 2004, there were 40,000,000 shares of the Company's Common Stock authorized of which 10,263,269 shares were outstanding, held by approximately 1,705 stockholders of record. The Company has not declared or paid any cash dividends to date and anticipates that all of its earnings in the foreseeable future will be retained for use in its business and to repurchase its common stock under the stock repurchase program. The Company's future dividend policy will depend on the Company's earnings, capital requirements, financial condition, requirements of the financing agreements to which the Company is a party and other factors considered relevant by the Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                                                                               NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                              NUMBER OF SECURITIES                             FUTURE ISSUANCE UNDER
                                               TO BE ISSUED UPON       WEIGHTED-AVERAGE      EQUITY COMPENSATION PLANS
                                                  EXERCISE OF         EXERCISE PRICE OF             (EXCLUDING
PLAN CATEGORY                                 OUTSTANDING OPTIONS    OUTSTANDING OPTIONS      SECURITIES REFLECTED IN
                                                                                                       (A))
                                             ----------------------- ---------------------  ----------------------------
                                                      (a)                       (b)                        (c)
Equity compensation plans approved by
   security holders                                  1,772,000            $      22.35                 837,000
Equity compensation plans not approved by
   security holders (1)                              1,533,000            $      17.50                  63,000
                                             ----------------------- ---------------------  ----------------------------
Total                                                3,305,000            $      20.10                 900,000
                                             ======================= =====================  ============================

    (1) These shares represent an increase in the share reserve during 2002 under the 1996 Stock Option Plan. These options have an exercise price per share that is equal to or greater than the fair market value at the date of grant and they generally become exercisable over a four to five year period and expire at the earlier of termination of employment or ten years from the date of grant.

RECENT SALES OF UNREGISTERED SECURITIES
In April 2004, the Company completed the sale of $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014 ("Senior Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. Net proceeds from this offering were $142.4 million. A portion of the proceeds was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition. The Company intends to use the remaining proceeds for general corporate purposes, including working capital, future acquisitions and purchases of the Company's common stock under the Company's stock buyback program to the extent permitted under the indenture governing the Senior Notes and under the senior secured credit facility.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER
The following table summarizes the shares of the Company's equity securities purchased by or on behalf of the Company:

                                                                                      (c) Total Number       (d) Maximum
                                                                                         of Shares         Number of Shares
                                                                                      Purchased as Part    that May Yet be
                                          (a) Total Number                               of Publicly       Purchased Under
                                               of Shares       (b) Average Price       Announced Plans      the Plans or
  Period                                       Purchased          Paid per Share        or Programs (1)         Programs
  --------------------------------------- -------------------- -------------------- --------------------- -------------------
  April 1, 2004 to April 30, 2004                         -                 -                       -            1,316,607
  May 1, 2004 to May 31, 2004                       213,700               $28.63              213,700            1,102,907
  June 1, 2004 to June 30, 2004                     109,400               $28.77              109,400              993,507
                                          -------------------- -------------------- --------------------- -------------------
  Total                                             323,100               $28.68              323,100              993,507
                                          ==================== ==================== ===================== ===================

(1) During 2004, the Board of Directors authorized the following share amounts to be purchased under the Company's stock buyback program originally authorized during fiscal 1997:

     July 2003 - authorized an additional 1,000,000 shares, no expiration, which authorized shares have been repurchased by the Company.

     September 2003 - authorized an additional 1,000,000 shares, no expiration, which authorized shares have been repurchased by the Company.

     January 2004 - authorized an additional 1,000,000 shares, no expiration.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statements of operations data for each of the years ended June 30, 2004 through 2000 and the selected consolidated balance sheet data as of June 30,  2004  through  2000 set forth  below are  derived  from the audited consolidated financial statements of the Company. The selected consolidated financial information of the Company is qualified by reference to and should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.


                                                                                   YEAR ENDED JUNE 30,
                                                              --------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              2004         2003        2002        2001         2000

CONSOLIDATED OPERATING DATA:
Revenues                                                       $  488,739   $  456,881   $ 427,602  $   475,726    $ 330,107
Operating income (loss)                                            52,870       22,286      11,889      (33,324)      (1,440)
Net income (loss) before provision for income taxes                46,598       40,595      43,918      (26,757)      10,333
Provision for income taxes                                         18,638       16,239           -            -            -
Net income (loss) before cumulative effect of accounting                        24,356
   change                                                          27,960                   43,918      (26,757)      10,333
Net income (loss)                                                  27,960       24,356      38,011      (52,487)      10,333

COMMON STOCK DATA:
Diluted earnings (loss) before cumulative effect of accounting
   change per share                                             $    2.29   $     1.84   $    2.95  $     (1.75)   $    0.61
Diluted earnings (loss) per share                               $    2.29   $     1.84   $    2.55  $     (3.44)   $    0.61
Diluted weighted average common shares outstanding                 13,208       13,233      14,909      15,248        16,993

                                                                                        JUNE 30,
                                                              --------------------------------------------------------------
                                                                   2004         2003        2002        2001         2000
CONSOLIDATED FINANCIAL POSITION DATA AND LIQUIDITY:
Cash and cash equivalents                                       $ 159,496   $   72,260   $  45,502  $    21,745   $   30,169
Total assets                                                      453,162(1)   248,505     280,817      348,461      316,772
Long-term liabilities                                             246,943        8,273       3,627        3,057        1,083
Shareholders' (deficit) equity                                    (46,083)     (20,283)    (20,630)     (25,965)      19,021
Cash flow provided by operating activities                         47,948       48,533      17,014       12,022       44,910

(1) In 2004, the Company completed the acquisition of all of the assets and capital stock of Lavalife Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leader in bringing value to consumers by designing innovative membership programs that offer members easy access to a variety of discounted products and services provided by the Company's participating vendors. In April 2004, the Company broadened the scope of its business by acquiring Lavalife, a personals service. As a result of this acquisition, the Company is a leading global provider of web-based and IVR based personals services. The acquisition of Lavalife benefits the Company by providing access to one of the largest and fastest growing consumer categories on the internet while expanding its target market.

In the past, the Company operated in one business segment, Membership. However, with the acquisition of Lavalife, management analyzes the Company's business based on the following two business segments: Membership and Personals. For additional financial information about of these business segments, see Note 20 to the consolidated financial statements.

Membership service programs offer consumers a variety of products and services from selected vendors for an annual or monthly fee. Revenues are derived principally from recurring fees which are billed to the member either on an annual or monthly basis. In the case of annually billed membership fees, the Company receives full payment at or near the beginning of the membership period, but recognizes the revenues as the member's refund privilege expires. Membership fees that are billed monthly are recognized when earned. Profitability and cash flow generated from renewal memberships exceed that of new memberships due to the absence of solicitation costs associated with new member procurement.

The personals service business segment employs a transactional business model, in which users buy non-refundable credits up front and spend those credits only when they want to interact with other users. Personals services revenues are generally recognized when the services are used.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that are important to the Company's financial condition and results of operations and involve subjective or complex judgments on the part of management, often as a result of the need to make estimates. The following areas require the use of judgments and estimates: membership cancellation rates, deferred marketing costs, valuation of goodwill and other intangible assets, estimation of remaining useful lives of intangible assets and valuation of deferred tax assets. Estimates in each of these areas are based on historical experience and various assumptions that the Company believes are appropriate. Actual results may differ from these estimates. The Company believes the following represent the critical accounting policies of the Company as contemplated by Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies." For a summary of all of the Company's significant accounting policies, see Note 2 to the consolidated financial statements located in this 2004 Annual Report on Form 10-K.

MEMBERSHIP REVENUE RECOGNITION
Revenues are billed primarily through credit and debit cards. Members who are enrolled in a monthly payment plan may cancel their membership at any time, at which time, the billings will be discontinued. Revenues from these membership programs are recognized when earned. Members who are enrolled in an annual payment plan may cancel their membership in the program at any time and will receive a pro rata refund of the fee paid based on the remaining portion of the membership period. In accordance with Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"), deferred revenues are recorded, net of estimated cancellations, and are amortized as revenues upon the expiration of membership refund privileges. An allowance for membership cancellations is established based on management's estimates and is updated regularly. In determining the estimate of allowance for membership cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products and services. Actual membership refunds are charged against the allowance for membership cancellations on a current basis. If actual cancellations differ from the estimate, the results of operations would be impacted.

MEMBERSHIP SOLICITATION AND OTHER DEFERRED COSTS
The Company's marketing expenses are comprised of refundable royalty payments, non-refundable royalty payments, advertising costs, telemarketing and direct mail. Refundable royalty payments are deferred and charged to operations over the membership period in order to match the marketing costs with the associated revenues from membership fees. Advertising costs and non-refundable royalty payments, which include fee per offer, fee per sale and fee per impression marketing arrangements, are expensed when incurred. Telemarketing, which includes the cost of third party vendors to solicit members on the Company's behalf, and direct mail, which includes the cost of printing and mailing direct mail pieces, are direct response advertising costs which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). Under SOP 93-7, direct response advertising costs are deferred and charged to operations over the membership period, which is the period of expected future benefit, as revenues from membership fees are recognized.

Total membership solicitation costs incurred to enroll a new member are generally less than the estimated total net membership revenues. However, if total membership solicitation costs were to exceed total estimated net membership revenues, an adjustment would be made to the membership solicitation and other deferred costs balance to the extent of any impairment.

VALUATION OF GOODWILL AND OTHER INTANGIBLES
The Company reviews the carrying value of its goodwill and other intangible assets and assesses the remaining estimated useful lives of its intangible assets in accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company reviews the carrying value of its goodwill and other intangible assets for impairment by comparing such amounts to their fair values. The Company is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, the Company would then be required to record a corresponding charge which would negatively impact earnings. Goodwill at July 1, 2003, 2002 and 2001, was tested for impairment during the quarters ended September 30, 2003, 2002 and 2001, respectively. The Company concluded that none of its goodwill was impaired as of July 1, 2003 or 2002. As of July 1, 2001, the Company determined that there was an impairment of goodwill of $5.9 million at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with downward trends in the operations of the reporting unit. This amount was recorded as a cumulative effect of accounting change in the statement of operations in 2002.

INCOME TAXES
The Company accounts for income taxes under the provisions of FASB Statement No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company assesses the realization of deferred tax assets considering various assumptions, including estimates of future taxable income and ongoing tax strategies. A change in these underling assumptions could impact the results of operations.

RESULTS OF OPERATIONS

                                                                                PERCENT INCREASE
                                                                           -------------------------
REVENUES:                                2004         2003         2002      '04 VS. `03 '03 VS. `02
                                      -----------  -----------  ---------- ------------- -----------
Membership                            $   471,049  $   456,881  $  427,602        3%          7%
Personals                                  17,690            -           -        NM          NM
                                      -----------  -----------  ---------- -------------------------
Total                                 $   488,739  $   456,881  $  427,602        7%          7%
                                      ===========  ===========  ========== =========================
NM = Not Meaningful


MEMBERSHIP
Revenues increased 3% in 2004 primarily due to an increase in the weighted average program price point per retail member. The net active retail members decreased 11% in 2004 to 5.6 million primarily due to a decrease in marketing expenses in 2004. The decline in the net active retail members may impact future revenues and profitability. Revenues in 2003 benefited from the completion of the migration of members that participate in a full-money-back refund policy program to a pro rata refund policy program, which did not have an impact on 2003.

Revenues increased 7% in 2003 primarily due to the effect of the migration of members that participate in a full-money-back refund policy program to a pro rata refund policy program as well as an increase in the weighted average program price point per retail member. As a result of the Company's strategic initiative to move its members to a pro rata refund policy program, revenues which would have been recognized at the end of a membership year are now recognized ratably during the membership year as the refund privileges expire in accordance with SAB 104. In addition, 2002 revenues included $9.4 million of revenues from iPlace, Inc., which was sold in the first quarter of 2002. As of June 30, 2003, the Company had 6.3 million net active retail members compared to
6.6 million as of June 30, 2002.

Beginning in 2003 and continuing through 2004, the Company increased the mix of programs marketed with a monthly payment plan and decreased the mix of programs marketed with an annual payment plan. This change was initiated due to improved consumer response rates to the Company's marketing efforts and improved profitability of monthly payment plan programs. The mix of members enrolled in a monthly payment plan program was 64% in 2004, 27% in 2003 and 17% in 2002. The Company expects to continue to increase the mix of programs marketed with a monthly payment plan in 2005.

Revenues from members enrolled in different payment programs are summarized below:


                                                                                PERCENT
                                                                          INCREASE/(DECREASE)
                                                                        ------------------------
REVENUES:                           2004         2003         2002      '04 VS. `03  '03 VS. `02
                                 -----------  -----------  ----------   ------------ -----------
Monthly payment plans            $   160,599  $    76,859  $   41,273       109%        86%
Annual payment plans:
   Initial year                      113,231      163,604     180,672      (31)%        (9)%
   Renewal year                      197,219      216,418     205,657       (9)%         5%
                                 -----------  -----------  ----------   ------------------------
Total                            $   471,049  $   456,881  $  427,602        3%          7%
                                 ===========  ===========  ==========   ========================

PERSONALS
Revenues were $17.7 million in 2004 and represent the revenues of Lavalife, which was acquired by the Company on April 1, 2004. There were approximately 600,000 active customers as of June 30, 2004.


                                                                              PERCENT INCREASE
                                                                         --------------------------
OPERATING INCOME:                    2004         2003         2002      '04 VS. `03  '03 VS. `02
                                  ----------- ------------  ---------   ------------  -------------
Membership                        $    52,533  $    22,286  $   11,889       136%         87%
Personals                                 337            -           -        NM          NM
                                 ------------  -----------  ----------   --------------------------
Total                             $    52,870  $    22,286  $   11,889       137%         87%
                                 ============  ===========  ==========   ===========================
NM = Not Meaningful

MEMBERSHIP
Operating income increased 136% in 2004 primarily due to a decrease in marketing expenses incurred of 11% while revenues increased 3%. Marketing expenses were $248.9 million in 2004 versus $280.7 million in 2003 and, as a percentage of revenues, marketing expenses were 53% in 2004 versus 61% in 2003. These decreases were primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel. The decrease in members enrolled through the outbound telemarketing channel was not completely offset by an increase in the level of members enrolled through the Company's more profitable Online and MemberLink channels. Operating income was reduced by an increase in operating expenses and general and administrative expenses. Operating expenses increased 12% in 2004 and, as a percent of revenues were 19% in 2004 and 17% in 2003, primarily due to increased member service call center related costs incurred to improve the value and quality of services offered to the retail membership base. General and administrative expenses increased 9% in 2004, and as a percent of revenues were 17% in 2004 and 16% in 2003, primarily due to increased employee related expenses.

Operating income increased 87% in 2003 primarily due to decreased general and administrative expenses in 2003 and a $6.9 million restructuring charge recorded in 2002 (see Note 5 of the consolidated financial statements contained in this Annual Report on Form 10-K). General and administrative expenses decreased 6% to $74.1 million in 2003 from $79.2 million in 2002 and, as a percent of revenues were 16% in 2003 and 19% in 2002. The decrease in general and administrative expenses is primarily due to the sale of iPlace, Inc. and the closing of the United Kingdom operations in 2002. The improvement in general and administrative expenses was partially offset by an increase in marketing expenses. Marketing expenses increased 13% in 2003, and as a percent of revenues were 61% in 2003 and 58% in 2002, primarily due to a higher level of non-refundable royalties and advertising costs incurred in 2003 due to the Company's shift away from telemarketing.

PERSONALS
Operating income was $0.3 million in 2004 and represented the results of Lavalife, which was acquired on April 1, 2004. Operating income reported for 2004 reflects $1.3 million of expense for the amortization of intangible assets.



                                                                                                      PERCENT
                                                                                                INCREASE/(DECREASE)
                                                                                               -----------------------
CORPORATE:                                                   2004         2003         2002    '04 VS. `03 '03 VS. `02
                                                          ------------ -----------  ----------- ---------- -----------
Interest (expense) income, net                            $    (6,621) $       570  $      333     NM         71%
Other income (expense), net                                       349         (244)       (734)   243%        67%
Settlement of investment related litigation                         -       19,148           -     NM         NM
(Loss) gain on sale of subsidiary                                   -         (959)     65,608     NM         NM
Net loss on investment                                              -         (206)    (33,628)    NM         NM
Minority interest                                                   -            -         450     0%         NM
Provision for income taxes                                     18,638       16,239           -     15%        NM
NM = Not Meaningful


Interest (expense) income, net. The increase in interest expense, net in 2004 was due to nine months of interest expense related to the 5.5% Convertible Notes issued in September 2003 and three months of interest expense related to the 9.25% Senior Notes issued in April 2004.

Settlement of investment related litigation. In 2003, the Company, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23.0 million of which the Company received $19.1 million.

(Loss) gain on sale of subsidiary. In 2002, the Company sold its investment in iPlace, Inc. for $50.1 million in cash and 1.6 million shares of Homestore.com, Inc. common stock and reported a gain of $65.6 million. In 2003, the Company settled with Homestore.com, Inc. all issues pending related to amounts held in escrow in connection with the sale and recorded a net loss of $1.0 million related to this settlement in 2003.

Net loss on investment. In 2002, the Company reported a loss of $33.6 million reflecting the write-down of the Company's investment in Homestore.com, Inc. common stock to its fair market value. In 2003, the Company sold all of its Homestore.com, Inc. common stock and recognized a loss of $0.2 million.

Provision for income taxes. In 2004 and 2003, the Company recorded a provision for income taxes of $18.6 million and $16.2 million, respectively, based on an effective tax rate of 40%. The effective tax rate was higher than the U.S. federal statutory rate due to state tax expense and other non-deductible items. In 2002, the Company was not required to record a provision for income taxes due to its ability to utilize net operating loss carryforwards against which the Company had previously carried a full valuation allowance. As of June 30, 2004 and 2003, the Company had accumulated federal net operating loss carryforwards of $6.5 million and $41.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities is an important measure used to understand the Company's liquidity. Management believes it is useful to report the components of net cash provided by operating activities as follows: Revenue before deferral, marketing costs before deferral, operating expenses, general and administrative expenses, and changes in assets and liabilities. For definitions and reconciliations of revenue before deferral and marketing costs before deferral see "Reconciliation of Non-GAAP Measures" located elsewhere in this Annual Report on Form 10-K. Net cash provided by operating activities was $47.9 million, $48.5 million and $17.0 million for the years ended June 30, 2004, 2003 and 2002, respectively.

Revenues before deferral increased 9% to $456.5 million in 2004 and increased 2% to $417.9 million in 2003. These increases were primarily due to an increase in the weighted average program price point per retail member. The new annual weighted average program price points per retail member were $107, $104 and $88 during 2004, 2003 and 2002, respectively. Monthly weighted average program price points per retail member were $11.37, $10.11 and $8.97 during 2004, 2003 and 2002, respectively. Revenues before deferral also included $17.1 million of revenues from Lavalife, which was acquired on April 1, 2004.

As described above, the Company increased the mix of programs marketed with a monthly payment plan beginning in 2003 and continuing through 2004. The table below summarizes the components of revenues before deferral for the years ended June 30:

                                    2004            2003           2002
                                -----------       ----------     ----------
  Monthly payment plans         $   166,365       $   76,859     $   41,273
  Annual payment plans:
     Initial year                    78,190          149,393        157,816
     Renewal year                   194,812          191,626        211,397
  Personals                          17,100                -              -
                                -----------       ----------     ----------
  Total                         $   456,467       $  417,878     $  410,486
                                ===============   ==========     ==========

Marketing costs before deferral were $230.4 million, $229.3 million and $233.9 million in 2004, 2003 and 2002, respectively. In 2004, marketing costs before deferral increased 0.5% primarily due to marketing costs incurred by Lavalife offset by the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel. The decrease in members enrolled through the outbound telemarketing channel was not completely offset by the increase in the level of members enrolled through the Company's more profitable online and Memberlink channels. As a percent of revenue before deferral, marketing costs before deferral were 50% in 2004 versus 55% in 2003 due to the effect of higher weighted average program price points, as described above, the effect of the maturing base of members enrolled in a monthly payment plan program and the reduced level and mix of higher cost outbound telemarketing costs. In 2003 marketing costs before deferral decreased 2% and, as a percent of revenue before deferral, decreased to 55% in 2003 versus 57% in 2002, primarily due to the effect of higher weighted average program price points per retail member, as described above.

Net cash provided by operating activities in 2004 was impacted by increased operating expenses, general and administrative expenses and net interest expense as described above. Net cash provided by operating activities in 2003 benefited from decreased general and administrative expenses in 2003. In addition, 2002 included a restructuring charge, which is described above. Net cash provided by operating activities was also impacted by changes in assets and liabilities, which used $4.1 million of cash in 2004, had no significant impact in 2003 and used $9.8 million of cash in 2002. The primary driver of the increase in cash used by changes in assets and liabilities in 2004 is the decrease in the allowance for membership cancellations and reflects the decrease in the level of marketing as well as the decrease in the programs marketed with an annual payment program. The Company expects an increase in cash paid for taxes in 2005 as the remaining federal net operating loss carryforwards have been reduced to $6.5 million as of June 30, 2004.

Net cash used in investing activities was $129.6 million in 2004, and net cash provided by investing activities was $12.4 million in 2003 and $40.2 million in 2002. In 2004, the Company completed the acquisition of Lavalife for $114.9 million in cash. Also in 2004, the Company purchased $7.7 million of short-term investments. Net cash provided by investing activities in 2003 included the Company's $19.1 million settlement of a lawsuit against Homestore.com Inc. Net cash provided by investing activities in 2002 reflected the receipt of $46.0 million in net proceeds from the sale of iPlace, Inc. Capital expenditures were $7.1 million, $5.5 million and $5.8 million in 2004, 2003 and 2002, respectively.

Net cash provided by financing activities was $168.8 million in 2004 and net cash used in financing activities was $34.2 million in 2003 and $33.5 million in 2002. Net cash provided by financing activities in 2004 principally reflected the issuance of $229.8 million in debt, net of issuance costs, the proceeds from the exercise of employee stock options of $33.6 million and the proceeds from the issuance of restricted stock of $9.1 million (See Note 8 of the consolidated financial statements contained in this Annual Report on Form 10-K). These sources of cash were partially offset by the use of $94.2 million in cash to repurchase the Company's stock. Net cash used in financing activities in 2003 principally reflected the repurchase of the Company's stock for $37.2 million partially offset by proceeds from the exercise of employee stock options of $4.1 million. Net cash used in financing activities in 2002 principally reflected the purchase of Company stock for $34.3 million partially offset by proceeds from the exercise of employee stock options of $1.5 million.

DEBT ISSUANCES
During 2004 the Company issued $90.0 million aggregate principal amount 5.5% convertible senior subordinated notes ("Convertible Notes") due September 2010 and $150.0 million of Senior Notes. The Convertible Notes bear interest at the rate of 5.5% per year, which will be payable in cash semi-annually in arrears on April 1 and October 1 of each year, and the first payment was paid on April 1, 2004. The net proceeds were to be used for general corporate purposes, including mergers and acquisitions and additional repurchases of the Company's common stock under its stock buyback program. Upon the occurrence of a change in control, holders of the Convertible Notes may require the Company to repurchase all or part of the Convertible Notes for cash. The Senior Notes were sold at 98.418% of the principal amount which results in an effective yield of 9.5%. Interest is payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on October 1, 2004. A portion of the proceeds from the offering of the Senior Notes was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition. The Company intends to use the remaining proceeds for general corporate purposes, including working capital, future acquisitions and repurchases of the Company's common stock under the Company's stock buyback program to the extent permitted under the indenture governing the Senior Notes and the senior secured credit facility. The Senior Notes offering was made solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. The Senior Notes have not been registered under the Securities Act and may not be offered or sold in the United States, or to a U.S. person, absent registration or an applicable exemption from registration requirements.

CREDIT FACILITY
The Company has an amended and restated senior secured credit facility that allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate or the Federal Funds rate, plus an applicable margin. As of June 30, 2004, the availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and one year's worth of interest on the Senior Notes. As of June 30, 2004, the availability under the senior secured credit facility is approximately $25.7 million. As of June 30, 2004, the effective interest rate for borrowings under the senior secured credit facility was 4.0%. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. As of June 30, 2004, the Company was in compliance with all such debt covenants.

STOCK REPURCHASE PROGRAM
The Company purchased 3.0 million shares for $94.2 million at an average price of $31.56 in 2004 compared to 2.0 million shares for $37.2 million at an average price of $18.67 in 2003 and 2.2 million shares for $34.3 million at an average price of $15.40 in 2002. The Company utilized cash from operations, stock issuances and the issuance of the Convertible Notes and Senior Notes to repurchase shares. During 2004, the Board of Directors authorized an additional
3.0 million shares to be repurchased under the buyback program. As of June 30, 2004, the Company had 1.0 million shares available for repurchase under its buyback program.

As of June 30, 2004, the Company had cash and cash equivalents of $159.5 million in addition to its senior secured credit facility. The Company believes that existing cash balances, together with funds available under its senior secured credit facility, will be sufficient to meet its funding requirements for the foreseeable future.

The Company did not have any material commitments for capital expenditures as of June 30, 2004. The Company intends to utilize cash on hand and cash generated from operations to fulfill any capital expenditure requirements during 2005.

RECONCILIATION OF NON-GAAP MEASURES

Management believes that revenues before deferral and marketing costs before deferral are important measures of liquidity and are significant factors in understanding the Company's operating cash flow trends. These non-GAAP measures are used by management and the Company's investors to understand the liquidity trends of the Company's marketing margins related to the current period operations which are reflected within the operating cash flow section of the cash flow statement. GAAP revenues and marketing expenses are important measures used to understand the marketing margins earned during the period in the income statement. However, in order to understand the Company's operating cash flow, it is important to understand the primary, current period drivers of that cash flow. Two of the primary indicators of operating liquidity for the period are revenues before deferral and marketing costs before deferral. Revenues before deferral are revenues before the application of SAB 104 and represent the revenues billed during the current reporting period less an allowance for membership cancellations. That is, revenues before deferral for a reporting period include membership fees received in the current reporting period that will be recorded as GAAP revenues in future reporting periods and exclude membership fees received in prior reporting periods that are recorded as GAAP revenues in the current reporting period. Marketing costs before deferral are marketing costs before the application of SAB 104 and SOP 93-7 and represent marketing costs paid for or accrued for during the current reporting period. That is, marketing costs before deferral for a reporting period include costs paid or accrued in the current reporting period that will be recorded as GAAP marketing expenses in future reporting periods and exclude marketing expenses paid or accrued in prior reporting periods that are recorded as GAAP marketing expenses in the current reporting period. Neither revenues before deferral nor marketing costs before deferral exclude charges or liabilities that will require cash settlement. Additionally, these measures are not a substitute for, or superior to, Revenues and Marketing Expense prepared in accordance with generally accepted accounting principles. In light of the difference between revenues before deferral, marketing expenses before deferral and their most directly comparable GAAP measures, the Company solely uses these measures as liquidity measures and not as performance measures.

Revenues before deferral for the years ended June 30, 2004, 2003 and 2002 are calculated as follows:

                                                                                   2004          2003           2002
                                                                               ------------  ------------    -----------
Revenues                                                                       $   488,739    $   456,881    $   427,602
Change in deferred revenues                                                        (32,272)       (39,003)       (17,116)
                                                                                -----------  ------------    -----------
Revenues before deferral                                                       $   456,467    $   417,878    $   410,486
                                                                                ===========  ============    ===========

Marketing cost before deferral for the years ended June 30, 2004, 2003 and 2002 is calculated as follows:

                                                                                    2004          2003          2002
                                                                               ------------  ------------    -----------
Marketing expenses                                                             $   255,818    $   280,673    $   248,974
Change in membership solicitation and other deferred costs                         (25,455)       (51,411)       (15,038)
                                                                               ------------  ------------    ----------
Marketing costs before deferral                                                $   230,363    $   229,262    $   233,936
                                                                               ============  ============    ===========

COMMITMENTS

The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this 2004 Annual Report on Form 10-K. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of June 30, 2004 are as follows (amounts in thousands):

                                                                  PAYMENTS DUE BY PERIOD
                                      ----------------------------------------------------------------------------
                                                       LESS THAN                                          AFTER
                                          TOTAL          1 YEAR        1-3 YEARS       3-5 YEARS        5 YEARS
                                      ------------    -----------     ------------    -----------    -------------
Operating leases                      $     29,293    $     7,761     $     10,931    $     7,716     $      2,885
Capital leases                               1,190            326              707            157                -
Long-term debt                             240,000              -                -              -          240,000
Purchase obligations                        13,403         13,371               32              -                -
Other obligations                               12             12                -              -                -
                                      ------------    -----------    -------------    -----------     ------------
Total payments due                    $    283,898    $    21,470     $     11,670    $     7,873     $    242,885
                                      ============    ===========    =============    ===========     ============

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. See Notes 6 and 7 of the consolidated financial statements contained elsewhere in this 2004 Annual Report filed on Form 10-K.

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

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement requires that certain financial instruments that were accounted for as equity under previous guidance be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and the Company's management's beliefs and assumptions. These forward-looking statements include statements that do not relate solely to historical or current facts and can be identified by the use of words such as "believe," "expect," "estimate," "project," "continue" or "anticipate." These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

o increases in the level of commission rates and other compensation required by marketing partners to actively market with the Company;

o potential reserve requirements by business partners such as the Company's credit card processors;

o    unanticipated termination of marketing agreements;

o the extent to which the Company can continue to successfully develop and market new products and services and introduce them in a timely basis;

o the Company's ability to integrate acquired businesses into the Company's management and operations and operate successfully;

o unanticipated changes in or termination of the Company's ability to process revenues through third parties, including credit card processors and bank card associations;

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

o changes in the growth rate of the overall U.S. economy, or the international economy where the Company does business, such that credit availability, interest rates, consumer spending and related consumer debt are impacted;

o additional government regulations and changes to existing government regulations of the Company's industry;

o the Company's ability to compete with other companies that have financial or other advantages;

o    adverse movement of foreign exchange rates;

o the Company's ability to attract and retain active members and users; o adverse results of litigation or regulatory matters; and

o    new accounting pronouncements.

Many of these factors are beyond the Company's control, and, therefore, its business, financial condition, results of operations and cash flows may be adversely affected by these factors.

The Company cautions that such factors are not exclusive. All of the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, the Company does not have any intention or obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE
The Company has a senior secured credit facility that allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate or the higher of the Prime rate or the Federal Funds rate plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of June 30, 2004. As of June 30, 2004, availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and one year's worth of interest on the Senior Notes. As of June 30, 2004, the availability under the senior secured credit facility is approximately $25.7 million. Management believes that an increase in the Eurodollar rate, the Prime rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on March 25, 2005, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. In addition, the Company has $90.0 million aggregate principal amount of 5.5% Convertible Notes due 2010 and $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Convertible Notes and the Senior Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year. The fair value of the fixed interest instruments are affected by changes in interest rates, and with respect to the Convertible Notes, are also affected by changes in the Company's stock price and volatility. The Company does not currently hedge interest rates with respect to its outstanding debt. As of June 30, 2004, the carrying value of the Convertible Notes and the Senior Notes was $90.0 million and $147.7 million, respectively, and the fair value of the notes were $93.3 million and $143.3 million, respectively.

FOREIGN CURRENCY
The Company conducts business in certain foreign markets, primarily in Canada. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in functional currency other than the U.S. Dollar, primarily the Canadian Dollar. As the Company increases its operations in international markets, it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. As currency exchange rates change, translation of the income statements of the Company's international business into U.S. dollars affects year-over-year comparability of operating results. Historically, the Company has not hedged translation risks because cash flows from international operations were generally reinvested locally.

In connection with the acquisition of Lavalife, the Company employed policies and procedures to manage foreign currency risks associated with the purchase price, which was denominated in Canadian dollars. The Company's objective in managing its exposure to foreign currency exchange rate fluctuations was to reduce the impact of adverse fluctuations on cash flows associated with foreign currency exchange rate changes. Accordingly, the Company utilized foreign currency option contracts and forward contracts to manage its exposure related to the purchase price for the Lavalife acquisition. Gains and losses related to these derivative contracts were recognized in the statement of operations in fiscal 2004.

Foreign exchange gains and losses were not material to the Company's earnings in 2004, 2003 and 2002. However, given the currency fluctuations in 2004 and 2003 and anticipated increases in the Company's operations in international markets, the Company is reviewing its strategy for hedging transaction risks. The Company's objective in managing its foreign exchange risk is to reduce its potential exposure to the changes that exchange rates might have on its earnings, cash flows and financial position. The Company will assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. However, there can be no assurance that the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position.

FAIR VALUE OF INVESTMENTS
The Company does not have material exposure to market risk with respect to investments, as the Company's investments are short-term in nature (original maturities of less than one year). The Company does not use derivative financial instruments for speculative or trading purposes. However, this does not preclude the Company's adoption of specific hedging strategies in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes and report of independent public registered accounting firm for the Company are included following Part IV, beginning on page F-1, and identified in the index appearing at Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. The Company's disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries that is required to be disclosed in its reports under the Exchange Act is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
During 2004, there were no changes in the Company's internal control over financial reporting that could have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

During the quarter ended June 30, 2004, the Company completed the acquisition of Lavalife for $114.9 million in cash. As part of the integration activities associated with this acquisition, the Company is in the process of fully incorporating this business into its disclosure controls and procedures.

ITEM 9B.  OTHER INFORMATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Index to Financial  Statements and Financial  Statement  Schedules                                    PAGE

    (1)  Report  of   PricewaterhouseCoopers   LLP,  Independent  Registered  Public
         Accounting Firm                                                                                   F-1

         Consolidated   Balance  Sheets  as  of  June  30,  2004  and  2003                                F-2

         Consolidated  Statements  of  Operations  for the years  ended June 30,
         2004,  2003 and  2002                                                                             F-3

         Consolidated  Statements  of  Shareholders' (Deficit) Equity for the
         years ended June 30, 2004, 2003 and 2002                                                          F-4

         Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002            F-5

         Notes to Consolidated Financial Statements                                                        F-6

     The following Financial Statement Schedule is included:

     (2) Schedule II - Valuation and Qualifying Accounts - Years ended June 30, 2004, 2003 and 2002       F-29

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K
     On April 5, 2004, the Company furnished on Form 8-K under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements, Pro Forma Financial Statements and Exhibits" a press release announcing the completion of the acquisition of Lavalife Inc.

     On April 8, 2004, the Company filed on Form 8-K under Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Statements and
     Exhibits" a press release announcing the pricing of $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014 sold at 98.418%.

     On April 28, 2004, the Company filed on Form 8-K under Item 7 "Financial Statements, Pro Forma Financial Statements and Exhibits" and furnished Item 12 "Results of Operations and Financial Condition" a press release announcing fiscal year 2004 third quarter and nine month results.

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


                                         MEMBERWORKS INCORPORATED
                                              (Registrant)


                                         By:   /s/ GARY A. JOHNSON
                                              Gary A. Johnson, President, Chief
                                              Executive Officer and Director


                                               Date: September 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



SIGNATURE                           TITLE                                               DATE
----------                          ------                                              -----
By: /s/ GARY A. JOHNSON             President, Chief Executive Officer and Director     September 13, 2004
-----------------------------
Gary A. Johnson

By: /s/ JAMES B. DUFFY              Executive Vice President, Chief Financial Officer   September 13, 2004
-----------------------------
James B. Duffy

By: /s/ ALEC L. ELLISON             Director                                            September 13, 2004
-----------------------------
Alec L. Ellison

By: /s/ SCOTT N. FLANDERS           Director                                            September 13, 2004
-----------------------------
Scott N. Flanders

By: /s/ ROBERT KAMERSCHEN           Director                                            September 13, 2004
-----------------------------
Robert Kamerschen

By: /s/ MICHAEL T. MCCLOREY         Director                                            September 13, 2004
-----------------------------
Michael T. McClorey

By: /s/ EDWARD M. STERN             Director                                            September 13, 2004
-----------------------------
Edward M. Stern

By: /s/ MARC S. TESLER              Director                                            September 13, 2004
-----------------------------
Marc S. Tesler

                                    EXHIBITS
NO.        DESCRIPTION

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

*4.1 Amended and Restated Registration Rights Agreement, dated as of September 9, 1994 between the Registrant and Brown Brothers Harriman & Co. (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*4.2 Registration Rights Agreement, dated September 20, 1995 among the Registrant and the Stockholders set forth on Schedule I thereto. (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*4.3 Indenture dated as of September 30, 2003 between MemberWorks Incorporated and Deutsche Bank Trust Company Americas, or Trustee. (filed as exhibit 4.1 to the Company's Quarterly report on Form 10-Q, File No. 000-21527, filed on November 13, 2003)

*4.4 Registration Rights Agreement dated as of September 30, 2003 between MemberWorks Incorporated and Lehman Brothers Inc. and CIBC World Markets Corp. (filed as exhibit 4.2 to the Company's Quarterly report on Form 10-Q, File No. 000-21527, filed on November 13, 2003)

*4.5 Indenture dated as of April 13, 2004 between MemberWorks Incorporated and each of the Guarantors party thereto and LaSalle Bank National Association, as Trustee relating to the 9.25% Senior Notes due 2014, including the form of notes. (filed as exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-115500, filed on May 14, 2004)

*4.6 Registration Rights Agreement dated April 13, 2004 between MemberWorks Incorporated and each of the Guarantors party thereto and Lehman Brothers Inc., UBS Securities LLC and ABN AMRO Incorporated. (filed as exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration No. 333-115500, filed on May 14, 2004)

*10.1 Amended Employee Incentive Stock Option Plan. (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.3 1995 Non-Employee Directors' Stock Option Plan. (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.4 1996 Stock Option Plan. (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.5    1996  Employee  Stock  Purchase  Plan.  (filed as  Exhibit  10.5 to the
         Company's   Registration   Statement  on  Form  S-1,  Registration  No.
         333-10541, filed on October 18, 1996)

*10.6 Amended and Restated 401(k) Profit Sharing Plan of the Registrant, dated July 1, 2000. (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, File No. 000-21527, filed on September 6, 2001)

*10.8 Amended and Restated Credit Agreement dated March 25, 2004 among MemberWorks Incorporated, the Lenders Parties Hereto and LaSalle Bank National Association. (filed as exhibit 99.3 to the Company's Current report on Form 8-K, File No.000-21527, filed on April 5, 2004)

*10.9    Master  Transaction  Agreement  dated March 3, 2004.  (filed as exhibit
         99.2 to the Company's Current report on Form 8-K, File No.000-21527, filed on April 5, 2004)

*10.18 Lease Agreement between Stamford Towers Limited Partnership and the Registrant, dated January 15, 1996. (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.20 Arena Tower II Lease Agreement by and between Arena Tower II Corporation and the Registrant, dated February 12, 1996, as amended. (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on October 18, 1996)

*10.23 Lease Agreement between Stamford Towers Limited Partnership and the Registrant, dated May 20, 1997. (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K, File No. 000-21527, filed on September 29, 1997)

*10.24 Second Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated January 24, 1997. (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K, File No. 000-21527, filed on September 29, 1997)

*10.25 Third Amendment to Lease Agreement between Arena Tower II Corporation and Registrant dated July 23, 1997. (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K, File No. 000-21527, filed on September 29, 1997)

*14.1 Code of Conduct. (filed as exhibit 14 to the Company's Quarterly report on Form 10-Q, File No. 000-21527, filed on May 14, 2004)

*18 Letter re: Change in Accounting Principle. (filed as Exhibit 18 to the Company's Annual Report on Form 10-K, File No. 000-21527, filed on October 8, 1998)

21       Subsidiaries of the Registrant.

23       Consent of PricewaterhouseCoopers LLP.

31.1     Rule 13a-14(a)/15d-14(a) CEO Certification.

31.2     Rule 13a-14(a)/15d-14(a) CFO Certification.

32.1     CEO Certification  pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

32.2     CFO Certification  pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002.

---------------------------------------------------

*Previously filed.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of MemberWorks Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MemberWorks Incorporated and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal 2002.





PricewaterhouseCoopers LLP
New York, New York
September 8, 2004

                            MEMBERWORKS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                                     JUNE 30,
                                                                                            -------------------------
                                                                                                2004          2003
                                                                                            ----------    -----------
                                       ASSETS
Current assets:
  Cash and cash equivalents                                                                $   159,496    $    72,260
  Restricted cash                                                                                3,120          2,732
  Short-term investments                                                                         7,650              -
  Accounts receivable (net of allowance for doubtful accounts of $235 and $1,743 at
    June 30, 2004 and 2003, respectively)                                                       10,557          8,713
  Prepaid membership materials                                                                   3,233          2,196
  Prepaid expenses                                                                               4,886          7,571
  Membership solicitation and other deferred costs                                              52,428         77,883
                                                                                           -----------    -----------
             Total current assets                                                              241,370        171,355
Fixed assets, net                                                                               36,540         24,969
Goodwill                                                                                       125,675         42,039
Intangible assets, net                                                                          38,872          6,656
Other assets                                                                                    10,705          3,486
                                                                                           -----------    -----------
             Total assets                                                                  $   453,162    $   248,505
                                                                                           ===========    ===========

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term obligations                                              $       338    $       244
  Accounts payable                                                                              35,185         32,644
  Accrued liabilities                                                                           66,075         59,105
  Deferred revenues                                                                            138,381        167,643
  Deferred income taxes                                                                         12,323            879
                                                                                           -----------    -----------
             Total current liabilities                                                         252,302        260,515
Deferred income taxes                                                                            4,354          5,145
Other long-term liabilities                                                                      4,930          3,128
Long-term debt                                                                                 237,659              -
                                                                                           -----------    -----------
             Total liabilities                                                                 499,245        268,788
                                                                                           -----------    -----------

Commitments and contingencies (Note 7)                                                               -              -

Shareholders' deficit:
  Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued                      -              -
  Common stock, $0.01 par value -- 40,000 shares authorized;
    19,089 shares issued (17,847 shares at June 30, 2003)                                          191            178
  Capital in excess of par value                                                               156,457        122,425
  Accumulated earnings (deficit)                                                                10,131        (17,829)
  Accumulated other comprehensive loss                                                            (373)          (469)
  Treasury stock, 8,852 shares at cost (6,126 shares at June 30, 2003)                        (212,489)      (124,588)
                                                                                           -----------    -----------
             Total shareholders' deficit                                                       (46,083)       (20,283)
                                                                                           -----------    -----------
             Total liabilities and shareholders' deficit                                   $   453,162    $   248,505
                                                                                           ===========    ===========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                   FOR THE YEAR ENDED JUNE 30,
                                                                           ----------------------------------------
                                                                                2004          2003         2002
                                                                           -------------- ------------ ------------

Revenues                                                                   $   488,739    $   456,881  $   427,602

Expenses:
    Marketing                                                                  255,818        280,673      248,974
    Operating                                                                   91,832         78,444       78,694
    General and administrative                                                  85,826         74,085       79,211
    Restructuring charges (Note 5)                                                   -              -        6,893
    Amortization of intangibles                                                  2,393          1,393        1,941
                                                                           -------------- ------------ ------------

Operating income                                                                52,870         22,286       11,889
Settlement of investment related litigation (Note 10)                                -         19,148            -
(Loss) gain on sale of subsidiary (Note 9)                                           -           (959)      65,608
Net loss on investment (Note 9)                                                      -           (206)     (33,628)
Interest (expense) income, net                                                  (6,621)           570          333
Other income (expense), net                                                        349           (244)        (734)
                                                                           -------------- ------------ ------------

Income before minority interest                                                 46,598         40,595       43,468
Minority interest (Note 12)                                                          -              -          450
                                                                           -------------- ------------ ------------

Income before income taxes                                                      46,598         40,595       43,918
Provision for income taxes                                                      18,638         16,239           -
                                                                           -------------- ------------ ------------

Income before cumulative effect of accounting change                            27,960         24,356       43,918
Cumulative effect of accounting change (Note 14)                                     -              -       (5,907)
                                                                           -------------- ------------ ------------
Net income                                                                 $    27,960    $    24,356  $    38,011
                                                                           ============== ============ ============

Basic earnings per share:
     Income before cumulative effect of accounting change                  $      2.60    $      1.93  $      3.03
     Cumulative effect of accounting change                                          -              -        (0.41)
                                                                           -------------- ------------ ------------
     Basic earnings per share                                              $      2.60    $      1.93  $      2.63
                                                                           ============== ============ ============

Diluted earnings per share:
     Income before cumulative effect of accounting change                  $      2.29    $      1.84  $      2.95
     Cumulative effect of accounting change                                          -              -        (0.40)
                                                                           -------------- ------------ ------------
     Diluted earnings per share                                            $      2.29    $      1.84  $      2.55
                                                                           ============== ============ ============

Weighted average common shares used in earnings per share calculations:
     Basic                                                                      10,755         12,596       14,477
                                                                           ============== ============ ============
     Diluted                                                                    13,208         13,233       14,909
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

                            MEMBERWORKS INCORPORATED
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                 (IN THOUSANDS)



                                                                                          ACCUMULATED
                                                COMMON STOCK     CAPITAL IN   ACCUMULATED    OTHER
                                             ------------------  EXCESS OF      EARNINGS  COMPREHENSIVE   TREASURY
                                               SHARES   AMOUNT   PAR VALUE     (DEFICIT)   (LOSS) GAIN       STOCK       TOTAL
                                             -----------------------------------------------------------------------------------
Balance - June 30, 2001                         17,308  $    173 $   107,835    $ (80,196)   $     (370)   $ (53,407)  $ (25,965)
Issuance of common stock                           185         2       1,462            -             -           --       1,464
Issuance of treasury stock to fund 401K Plan         -         -         (51)           -             -          207         156
Expense associated with the issuance of
   stock options to a non-employee                   -         -           8            -             -            -           8
Acquisition of treasury stock                        -         -           -            -             -      (34,301)    (34,301)
Comprehensive income:
  Net income                                         -         -           -       38,011             -            -      38,011
  Currency translation adjustment                    -         -           -            -            (3)           -          (3)
                                                                                                                       ---------
  Total comprehensive loss                                                                                                38,008
                                             -----------------------------------------------------------------------------------
Balance - June 30, 2002                         17,493       175     109,254      (42,185)         (373)     (87,501)    (20,630)
Issuance of common stock                           354         3       4,047            -             -            -       4,050
Tax Benefit from employee stock options              -         -       9,100            -             -            -       9,100
Issuance of treasury stock to fund 401K Plan         -         -         (21)           -             -          127         106
Expense associated with the issuance of
   stock options to a non-employee                   -         -          45            -             -            -          45
Acquisition of treasury stock                        -         -           -            -             -      (37,214)    (37,214)
Comprehensive income:
  Net income                                         -         -           -       24,356             -            -      24,356
  Currency translation adjustment                    -         -           -            -           (96)           -         (96)
                                                                                                                       ---------
  Total comprehensive income                                                                                              24,260
                                             -----------------------------------------------------------------------------------
Balance - June 30, 2003                         17,847       178     122,425      (17,829)         (469)    (124,588)    (20,283)
Issuance of common stock                         1,242        13      24,551            -             -            -      24,564
Issuance of restricted stock                         -         -       2,774            -             -        6,306       9,080
Tax Benefit from employee stock options              -         -       6,520            -             -            -       6,520
Expense associated with the issuance of
   stock options to a non-employee                   -         -         187            -             --           -         187
Acquisition of treasury stock                        -         -           -            -             -      (94,207)    (94,207)
Comprehensive income:
  Net income                                         -         -           -       27,960             -            -      27,960
  Currency translation adjustment                    --        -           -            -           105            -         105
  Minimum pension liability adjustment (net
   of tax)                                           -                                               (9)           -          (9)
                                                                                                                     -----------
  Total comprehensive income                                                                                              28,056
                                             -----------------------------------------------------------------------------------
Balance - June 30, 2004                         19,089  $    191  $  156,457  $    10,131   $      (373) $  (212,489)  $ (46,083)
                                             ===================================================================================




                   The accompanying notes are an integral part of these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     FOR THE YEAR ENDED JUNE 30,
                                                                              ----------------------------------------
                                                                                 2004           2003           2002
                                                                              -----------    -----------   -----------
  Operating activities
    Net income                                                                $    27,960    $    24,356   $    38,011
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Change in deferred revenues                                                (32,272)       (39,003)      (17,116)
       Change in membership solicitation and other deferred costs                  25,455         51,411        15,038
       Depreciation and amortization                                               13,252         12,120        13,252
       Deferred and other income taxes                                             10,254         14,182             -
       Tax benefit from employee stock plans                                        6,520            942             -
       Gain on settlement of investment related litigation                              -        (19,148)            -
       Loss (gain) on sale of subsidiary                                                -            959       (65,608)
       Net loss on investment                                                           -            206        33,628
       Non-cash restructuring charges                                                   -              -         1,585
       Minority interest                                                                -              -          (450)
       Cumulative effect of accounting change                                           -              -         5,907
       Other                                                                          890          2,485         2,605

    Change in assets and liabilities:
       Restricted cash                                                               (388)         2,951        (4,692)
       Accounts receivable                                                           (112)           758         8,830
       Prepaid membership materials                                                (1,589)          (135)          315
       Prepaid expenses                                                             5,172         (3,246)       (2,217)
       Other assets                                                                  (461)        (1,331)         (251)
       Related party payables                                                           -              -            12
       Accounts payable                                                           (10,323)          (255)      (10,752)
       Accrued and other liabilities                                                3,590          1,281        (1,083)
                                                                              -----------    -----------   -----------
  Net cash provided by operating activities                                        47,948         48,533        17,014
                                                                              -----------    -----------   -----------
  Investing activities
    Acquisition of fixed assets                                                    (7,057)        (5,463)       (5,761)
    Settlement of investment related litigation                                         -         19,148             -
    Proceeds from sale of subsidiary, net of cash sold                                  -              -        45,997
    Other investing activities                                                          -         (1,250)            -
    Purchase of short-term investments                                             (7,650)             -             -
    Business combinations, net of cash acquired                                  (114,916)             -             -
                                                                              -----------    -----------   -----------
  Net cash (used in) provided by investing activities                            (129,623)        12,435        40,236
                                                                              -----------    -----------   -----------
  Financing activities
    Net proceeds from issuance of stock                                            33,644          4,050         1,515
    Treasury stock purchases                                                      (94,207)       (37,214)      (34,301)
    Net proceeds from issuance of debt                                            229,825              -             -
    Payments of long-term obligations                                                (453)        (1,051)         (718)
                                                                              -----------    -----------   -----------
  Net cash provided by (used in) financing activities                             168,809        (34,215)      (33,504)
                                                                              -----------    -----------   -----------
  Effect of exchange rate changes on cash and cash equivalents                        102              5            11
                                                                              -----------    -----------   -----------
  Net increase in cash and cash equivalents                                        87,236         26,758        23,757
  Cash and cash equivalents at beginning of year                                   72,260         45,502        21,745
                                                                              -----------    -----------   -----------
  Cash and cash equivalents at end of year                                    $   159,496    $    72,260   $    45,502
                                                                              ===========    ===========   ===========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

NOTE 1 - NATURE OF BUSINESS

MemberWorks Incorporated (the "Company"), a Delaware Corporation, began doing business as Cardmember Publishing Corporation in 1986, was organized as MemberWorks Incorporated in 1996 and has been doing business as MemberWorks Incorporated since then. The Company is a marketing services leader, bringing value to consumers by designing innovative membership programs that offer members easy access to a variety of discounted products and services provided by the Company's participating vendors. In April 2004, the Company broadened the scope of its business by acquiring Lavalife Inc. ("Lavalife"), a personals service. As a result of this acquisition, the Company is now a leading global provider of web-based and interactive voice response ("IVR") based personals services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - CONSOLIDATION
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant judgments and estimates include: membership cancellation rates, deferred marketing costs, valuation of goodwill and intangible assets, estimation of remaining useful lives of intangible assets and valuation of deferred tax assets.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year's presentation.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign subsidiaries, whose assets and liabilities are denominated in the local currency, are translated at the exchange rates in effect as of the balance sheet dates. Equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at the average exchange rates for the periods presented. Translation gains and losses are included as a component of comprehensive income in the consolidated statements of shareholders' deficit. Transaction gains and losses are included in the consolidated statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
All current assets and liabilities are carried at cost, which approximates fair value due to the short-term maturity of those instruments. The recorded amounts of the Company's long-term liabilities also approximate fair value except for differences with respect to the Convertible Notes and the Senior Notes (see Note
6) which had carrying values of $90,000,000 and $147,659,000, respectively, and fair values of $93,263,000 and $143,250,000 as of June 30, 2004, respectively. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from credit card processors who facilitate payment from our membership and personals customers.

FIXED ASSETS
Fixed assets, capitalized software costs and capital leases are carried at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Useful lives are generally 3 years for computer software and equipment, estimated remaining useful life or the remaining life of the lease for leasehold improvements and 5 to 10 years for furniture and fixtures. Maintenance and repair expenditures are charged to operations as incurred.

REVENUE RECOGNITION
Revenues are billed primarily through credit and debit cards. Members who are enrolled in a monthly payment plan may cancel their membership at any time, at which time, the billings will be discontinued. Revenue from these membership programs is recognized when earned. Members who are enrolled in an annual payment plan may cancel their membership in the program at any time and will receive a pro rata refund of the fee paid based on the remaining portion of the membership period. In accordance with Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"), deferred revenues are recorded, net of estimated cancellations, and are amortized as revenues upon the expiration of membership refund privileges. An allowance for membership cancellations is established based on management's estimates and is updated regularly. In determining the estimate of allowance for membership cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products and services. Actual membership refunds are charged against the allowance for membership cancellations on a current basis. Accrued liabilities set forth in the accompanying consolidated balance sheets as of June 30, 2004 and 2003 include an allowance for membership cancellations of $14,156,000 and $20,934,000, respectively.

Revenues generated by the Personals business segment are recognized when earned.

Membership programs sponsored by the Company's two largest clients in 2004 accounted for 18% and 12% of revenues, respectively. For the year ended June 30, 2003, membership programs sponsored by the Company's two largest clients accounted for 21% and 16% of revenues, respectively. For the year ended June 30, 2002, membership programs sponsored by the company's largest client accounted for 16% of revenues.

MARKETING EXPENSES
The Company's marketing expenses are comprised of refundable royalty payments, non-refundable royalty payments, advertising costs, telemarketing and direct mail. Refundable royalty payments are deferred and charged to operations over the membership period in order to match the marketing costs with the associated revenues from membership fees. Advertising costs and non-refundable royalty payments, which include fee per offer, fee per sale and fee per impression marketing arrangements, are expensed when incurred. Telemarketing, which includes the cost of third party vendors to solicit members on the Company's behalf, and direct mail, which includes the cost of printing and mailing direct mail pieces, are direct response advertising costs which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). Under SOP 93-7, direct response advertising costs are deferred and charged to operations over the membership period, which is the period of expected future benefit, as revenues from membership fees are recognized.

Total membership solicitation costs incurred to obtain a new member are generally less than the estimated total net membership revenues. However, if total membership solicitation costs were to exceed total estimated net membership revenue, an adjustment would be made to the membership solicitation and other deferred costs balance to the extent of any impairment.

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

CASH AND CASH EQUIVALENTS
The Company considers highly liquid investment instruments with original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents are carried at cost, which approximates fair market value, and primarily consist of money market funds and tax-exempt notes and bonds.

RESTRICTED CASH
The Company excludes from cash and cash equivalents restricted cash which is held in an escrow account for the payment of commissions to a client.

SHORT-TERM INVESTMENTS
Short-term investments consist of commercial paper and auction rate securities with original maturities of more than 3 months but less than or equal to one year. As of June 30, 2004, these investments are classified as held-to-maturity under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are recorded at cost.

INCOME TAXES
The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

VALUATION OF GOODWILL AND OTHER INTANGIBLES
The Company reviews the carrying value of its goodwill and other intangible assets and assesses the remaining estimated useful lives of its intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company reviews the carrying value of its goodwill and other intangible assets for impairment by comparing such amounts to their fair values. The Company is required to perform this comparison at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such an event, the Company would then be required to record a corresponding charge which would negatively impact earnings. Goodwill at July 1, 2003 and 2002 was tested for impairment during the quarters ended September 30, 2003 and 2002, respectively. The Company concluded that none of its goodwill was impaired as of July 1, 2003 and 2002. As of July 1, 2001, the Company determined that there was an impairment of goodwill of $5,907,000 at one of its reporting units (see Note 14) due to the change in methodology of calculating impairment under SFAS 142 concurrent with downward trends in the operations of the reporting unit. This amount was recorded as a cumulative effect of accounting change in the statement of operations in 2002.

Intangible assets principally include member and customer relationships and a trade name that arose in connection with business acquisitions. Acquired intangibles, except member relationships, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives ranging from 3 to 20 years. The value of member relationships is amortized using an accelerated method based on estimated future cash flows.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, as determined based on the projected undiscounted future cash flows. If this review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of June 30, 2004, no impairment has been indicated.

TREASURY STOCK
Treasury stock is accounted for under the cost method.

CONTINGENT LIABILITIES
In accordance with SFAS 5, "Accounting for Contingencies," and Financial Accounting Standards Interpretation 14, "Reasonable Estimation of the Amount of a Loss," the Company may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated and measured.

STOCK-BASED COMPENSATION
In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally does not recognize compensation expense with respect to stock-based awards to employees. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option-pricing model) at the grant dates in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"), the Company's pro forma net income and earnings per share would have been as follows ($ in thousands, except per share data):




                                                                                             YEAR ENDED JUNE 30,
                                                                                   ----------------------------------------
                                                                                       2004         2003           2002
                                                                                   ------------  -----------   ------------
Net income reported                                                               $    27,960        24,356    $     38,011
Add: Stock-based employee compensation expense determined under the intrinsic
   value based method for all awards, net of related tax effects                            -             -               8
Deduct: Stock-based employee compensation expense determined under the fair
   value based method for all awards, net of related tax effects                       (4,762)       (6,055)        (11,406)
                                                                                  ------------  ------------   -----------
Pro forma net income                                                              $    23,198        18,301    $     26,613
                                                                                  ============  ============   ===========

Earnings per share:
   As reported
     Basic                                                                        $      2.60           1.93    $      2.63
     Diluted                                                                             2.29           1.84           2.55
   Pro forma
     Basic                                                                        $      2.16           1.45    $      1.84
     Diluted                                                                             1.90           1.38           1.79



Under the Company's stock option plans the fair value of each option grant calculated under the provisions of SFAS 123 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30:

                                                               2004              2003            2002
                                                             -------           -------           -------
             Dividend yield                                       0%                 0%               0%
             Expected volatility                                 74%                69%              50%
             Risk free interest rate                            2.9%               3.5%             4.8%
             Expected lives                                  5 years            5 years          5 years

The weighted average fair value per share of options granted at market value were $14.98, $7.95 and $9.55 for the years ended June 30, 2004, 2003 and 2002, respectively. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period of four to five years and the estimated fair value of the Company's awards issued under the Employee Stock Purchase Plan are recognized in the period the stock is issued.

For purposes of calculating the pro forma SFAS 123 compensation expense under the iPlace Inc. stock option plan, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended June 30, 2002: dividend yield of 0%; volatility of 50%; risk free interest rate of 4.6%; and expected life of 5 years. The weighted average fair value of options granted at market value during 2002 was $1.34.

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

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement requires that certain financial instruments that were accounted for as equity under previous guidance be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements.

NOTE 3 - FIXED ASSETS

Fixed assets, net are comprised of the following at June 30, (in thousands):



                                                     2004           2003
                                                 -------------  -------------
        Computer software and equipment          $     62,501   $     44,535
        Furniture and fixtures                          8,246          8,161
        Leasehold improvements                          6,622          6,356
                                                 -------------  -------------
                                                       77,369         59,052
        Accumulated depreciation                      (40,829)       (34,083)
                                                 -------------  -------------
                                                 $     36,540   $     24,969
                                                 =============  =============

Depreciation   and  amortization   expense  was  $10,189,000,   $10,818,000  and
$11,311,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):


                                                    AS OF JUNE 30, 2004                   AS OF JUNE 30, 2003
                                             -----------------------------------   --------------------------------
                                              GROSS CARRYING     ACCUMULATED        GROSS CARRYING      ACCUMULATED
                                                  AMOUNT         AMORTIZATION           AMOUNT         AMORTIZATION
                                             ----------------- -----------------   ------------------ -------------

Amortizable intangible assets:
   Membership and client relationships       $      27,999     $      (8,686)      $      13,195      $      (6,730)
   Trade name                                       18,543              (310)                  -                  -
   Other                                             1,162              (886)                950               (759)
                                             -------------     -------------       --------------     -------------
      Total amortizable intangible assets           47,704            (9,882)      $      14,145      $      (7,489)
                                             -------------     --------------      -------------      -------------
      Amortizable intangible assets, net     $      37,822                         $       6,656
                                             =============                         =============
Unamortizable intangible assets:
     Goodwill                                $     125,675                         $      42,039
     Intangible asset related to minimum
     pension liability                       $       1,050                         $           -


The future intangible amortization expense for the next five years is estimated to be as follows (in thousands):

FISCAL YEAR
     2005                                   $       6,104
     2006                                           5,959
     2007                                           5,173
     2008                                           3,171
     2009                                           2,754

The changes in the carrying amount of goodwill for the year ended June 30, 2004 are as follows (in thousands):

Balance at June 30, 2003                        $      42,039
Arising from completed acquisition                     83,636
                                                -------------
Balance at June 30, 2004                        $     125,675
                                                =============

As part of the purchase of Lavalife Inc. in April 2004, the Company acquired intangible assets of $116,983,000. Of that amount, $14,804,000 has been assigned to membership and client relationships and $18,543,000 has been assigned to trade name, both of which are subject to periodic amortization over the weighted average estimated useful lives ranging from 3 years to 15 years. Goodwill of $83,636,000, which is not subject to amortization, also arose in connection with the acquisition.

Goodwill was tested for impairment during the quarters ended September 30, 2003 and 2002 as required by SFAS 142. The Company concluded that none of its goodwill was impaired. Fair value was estimated using discounted cash flow methodologies. Goodwill was tested at July 1, 2002 for impairment during the quarter ended September 30, 2002 in connection with the adoption of SFAS 142 (see Note 14). In addition, the Company reassessed the estimated useful lives of its indefinite lived intangible assets and determined that the lives were appropriate. The Company will continue to test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

NOTE 5 - RESTRUCTURING CHARGES

During 2002, the Company announced the implementation of several cost saving initiatives due to a slowdown in consumer response rates and increased economic uncertainty in both the U.S. and abroad. This restructuring program included a workforce reduction, the closing of the Company's United Kingdom operations and the downsizing of the operational infrastructure throughout the Company. As a result of the restructuring program, the Company recorded restructuring charges of $6,893,000 during 2002.

The following is a rollforward of the major components of the restructuring reserve which is recorded in accrued liabilities and other long-term liabilities (in thousands):


                                                 WORKFORCE          LEASE
                                                 REDUCTION       OBLIGATIONS           TOTAL
                                               --------------  -----------------   --------------
Reserve balance at June 30, 2002               $       391     $      2,546        $     2,937
Additions to the reserve                                 -                -                  -
Cash charges to the reserve                            300              836              1,136
                                               --------------  -----------------   --------------
Reserve balance at June 30, 2003                        91            1,710              1,801
Additions to the reserve                                 -                -                  -
Cash charges to the reserve                             91               66                157
                                               --------------  -----------------   --------------
Reserve balance at June 30, 2004               $         -     $      1,644        $     1,644
                                               ==============  =================   ==============

Workforce Reduction
As part of the restructuring plan, the Company reduced its workforce by approximately 190 regular employees, consisting of membership service representatives and other professional personnel. All 190 employees have been terminated.

Lease Obligations and Asset Disposals
In connection with the closing of the United Kingdom offices and the downsizing of the Company's infrastructure, the Company recorded $73,000 for lease terminations, $3,021,000 for non-cancelable lease obligations and $1,585,000 for asset disposals. The reserve for lease obligations has been reduced by anticipated sublease income. Charges against the reserve are expected to continue for the remaining life of the lease.

NOTE 6 - LONG-TERM LIABILITIES

Long-term liabilities are summarized as follows at June 30, (in thousands):

                                                 2004           2003
                                             -----------    -----------
         Senior Notes                        $   147,659    $         -
         Convertible Notes                        90,000              -
         Other long-term obligations               5,268          3,372
                                             -----------    -----------
                                                 242,927          3,372
         Less: current maturities                    338            244
                                             -----------
                                                            -----------
         Long-term liabilities               $   242,589    $     3,128
                                             ===========    ===========

In April 2004, the Company issued $150,000,000 aggregate principal amount of unsecured 9.25% senior notes due 2014 ("Senior Notes"). These Senior Notes were sold at 98.418% of the principal amount which results in an effective yield of 9.5%. Interest is payable in cash semi-annually in arrears on April 1 and October 1 of each year, with the first payment due on October 1, 2004. A portion of the proceeds from the offering of these Senior Notes was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition. At any time prior to April 1, 2007, the Company may redeem up to 35% of the Senior Notes with net cash proceeds of certain equity offerings, as long as at least 65% of the aggregate principal amount of the Senior Notes issued remains outstanding after the redemption. The Company may redeem all or part of the Senior Notes prior to April 1, 2009 by paying a make-whole premium. At any time on or after April 1, 2009, the Company may redeem some or all of the Senior Notes at certain redemption prices plus accrued and unpaid interest and liquidation damages, if any, to the date of redemption. The offering of Senior Notes was made solely by means of private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. In connection with the private placement of the Senior Notes, the Company entered into a registration rights agreement pursuant to which the Company will use its reasonable efforts to have a registration statement declared effective within 210 days from the issue date of the Senior Notes. Debt issuance costs and debt discount associated with this issuance were $5,256,000 during 2004. Debt issuance costs and debt discount are capitalized and amortized as interest expense, net over the term of the Senior Notes using the effective interest method.

In September 2003, the Company issued $90,000,000 aggregate principal amount of 5.5% convertible senior subordinated notes due 2010 ("Convertible Notes") in a private offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The Convertible Notes bear interest at the rate of 5.5% per year, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The first payment was paid on April 1, 2004. Holders of the Convertible Notes may convert their notes into shares of the Company's common stock at any time prior to maturity at an initial conversion price of approximately $40.37 per share, which is equivalent to an initial conversion rate of approximately
24.7739 shares per $1,000 principal amount of the Convertible Notes. There are no beneficial conversion features related to these Convertible Notes. In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Notes and Debt Issued with Stock Purchase Warrants," these
Convertible Notes have been classified as a liability. Debt issuance costs associated with this issuance were $3,432,000 during 2004. Debt issuance costs are capitalized and amortized as interest expense over the term of the Convertible Notes using the effective interest method.

Other long-term obligations are comprised of the long-term portion of the restructuring reserve (see Note 5), minimum pension liability (see Note 17), lease incentives related to certain operating leases and consulting agreements which expire during 2005. The lease incentives are amortized as a reduction to rent expense over the terms of the leases.

In March, 2004, the Company entered into an amended and restated senior secured credit facility that allows borrowings of up to $45,000,000. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate or the Federal Funds rate, plus an applicable margin. The availability under the senior secured credit facility is reduced by an outstanding letter of credit of $5,459,000 and by one years' worth of interest on the Senior Notes. There were no borrowings outstanding under this bank credit facility as of June 30, 2004 or 2003. As of June 30, 2004, the availability under the senior secured credit facility is $25,666,000. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. For the periods ended June 30, 2004 and 2003, the Company was in compliance with all financial and restrictive loan covenants. The senior secured credit facility is secured by all of the Company's assets, including the stock of its subsidiaries. Debt issuance costs associated with this amendment and restatement of the senior secured credit facility were $494,000 during 2004. Debt issuance costs are deferred and amortized over the term of the senior secured credit facility using the effective interest method.

Interest (expense) income, net as shown in the statements of operations for the years ended June 30, 2004, 2003 and 2002, includes interest expense of
$7,715,000, $238,000 and $435,000, respectively and interest income of $1,094,000, $808,000 and $768,000, respectively. Interest expense, net in 2004 includes $742,000 of amortization of debt issuance costs and $32,000 of amortization of debt discount.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Rent expense under operating leases was $6,779,000, $7,671,000 and $6,508,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company has certain capital leases for equipment. Lease amortization for the years ended June 30, 2004, 2003 and 2002 was $193,000, $55,000 and $62,000,
respectively, and is included in depreciation and amortization expense. The incremental borrowing rate on the capital lease is 5.5%.

The future minimum lease payments under operating and capital lease as of June 30, 2004 are as follows (in thousands):


                                                                 OPERATING      CAPITAL
FISCAL YEAR                                                        LEASES        LEASE
------------                                                  ------------   -----------
2005                                                          $      7,761   $       383
2006                                                                 6,808           383
2007                                                                 4,123           383
2008                                                                 3,970           159
2009                                                                 3,746             -
Thereafter                                                           2,885             -
                                                              ------------    ----------
Total minimum lease payments                                  $     29,293         1,308
                                                              ============
ess amount representing interest                                                     118
                                                                             -----------
Present value of net minimum obligations                                           1,190
Less current portion                                                                 326
                                                                             -----------
Long-term capital lease obligation                                           $       864
                                                                             ===========

As of June 30, 2004, the Company had outstanding purchase obligations of $13,403,000 which primarily relate to marketing agreements and maintenance contracts on Company's software, equipment and other assets.

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

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The Court certified a class of Michigan residents. The Court has now signed an Order granting preliminary approval of a settlement agreement that has been signed by all parties. The Court will hold the Fairness/Approval hearing on November 22, 2004. The settlement agreement will have no financial or other material impact on Coverdell's business.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that the Company was not liable to MedVal for any compensatory damages, they awarded $5,495,000 in punitive damages and costs against the Company solely under CUTPA. The Company believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. While the Company intends to take action to prevent the enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that the Company will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company was ultimately unsuccessful in this or other available appeals, and a final non-appealable court order confirming the arbitration award is rendered, the payment of the award could have a material adverse effect on the Company's results of operations in the period in which the final order is entered.

On October 21, 2003, the Florida Attorney General's Office filed a civil complaint against the Company based upon concerns that some of its past marketing practices may have violated various consumer laws. On June 28, 2004, the Company announced that it had reached a voluntary settlement with the Florida Attorney General's office to alleviate concerns that some of its past marketing practices may have confused some consumers. In connection with the settlement, the Company agreed to formalize its existing national Best Marketing Practices in the state of Florida and to pay the state of Florida costs of investigation of $950,000. The Company expects that the agreement will have little new effect on its business in Florida as the agreement serves to formalize the Company's already existing national marketing best practices in the state.

NOTE 8 - BUSINESS COMBINATIONS

On April 1, 2004, the Company completed the acquisition of all of the assets and outstanding capital stock of Lavalife Inc., a leading provider of online and IVR-based interactive personals services. The Company acquired Lavalife in order to broaden the scope of services offered to include personals services. The acquisition of Lavalife benefits the Company by providing access to one of the largest and fastest growing consumer categories on the internet while expanding its target market. In addition, it is the Company's intention to cross-market the products and services of the Company and Lavalife. Lavalife operates as a wholly-owned subsidiary of the Company. The purchase price, excluding fees and expenses, was Cdn$152,500,000, or $116,300,000, and is subject to certain purchase price adjustments. In connection with this acquisition, the Company received $9,080,000 related to the issuance of the Company's restricted common stock to Lavalife's senior management. The acquisition was funded with cash on hand and borrowings under the Company's $45,000,000 senior secured credit facility. The acquisition was accounted for under the purchase method of accounting. The Company obtained an independent valuation of the identifiable intangible assets acquired in conjunction with the acquisition of Lavalife which identified $33,347,000 of intangible assets other than goodwill. The $83,636,000 of unallocated excess merger consideration over the net assets acquired was allocated to goodwill. The amount of tax deductible goodwill was $77,436,000. See Note 4 for a detailed description of the identified intangible assets and goodwill identified in connection with this business combination. The fair values of the acquired assets and liabilities assumed at the date of acquisition are as follows (in thousands):

                Current assets                        $          6,160
                Fixed assets                                    14,730
                Goodwill arising in the acquisition             83,636
                Intangible assets                               33,347
                Current liabilities                            (19,990)
                Other long-term obligations                     (2,498)
                                                         --------------
                Net assets acquired                   $        115,385
                                                         ==============

PRO FORMA RESULTS
The following unaudited pro forma results of operations for the years ended June 30, 2004 and 2003 have been prepared assuming the Lavalife acquisition had occurred on July 1, 2003 for the year ended June 30, 2004 and on July 1, 2002 for the year ended June 30, 2003. These pro forma results are not necessarily indicative of the results of future operations or results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data).

                                                         YEAR ENDED JUNE 30,
                                                      -------------------------
                                                         2004           2003
                                                      ----------     ----------
 Revenues                                             $ 542,766      $ 527,736
 Net income                                              28,979         25,879

 Basic earnings per share                             $    2.58      $    1.98
 Diluted earnings per share                                2.28           1.89


NOTE 9 - (LOSS) GAIN ON SALE OF SUBSIDIARY/LOSS ON INVESTMENT

During 2002, the Company sold its investment in and advances to iPlace, Inc. in exchange for $50,111,000 in cash, including $3,703,000 held in escrow, and 1,601,000 shares of Homestore.com, Inc. common stock, including 451,000 shares held in escrow. The Company reported a gain of $65,608,000 on the sale. Subsequent to the date of sale, the investment in Homestore.com, Inc. declined in value and management determined that the decline was other than temporary. As a result, the Company wrote down its investment in Homestore.com, Inc. to its fair value and recognized a loss of $33,628,000 during 2002. As of June 30, 2002, the Company's investment in Homestore.com, Inc. was valued at $912,000. During 2002, 84,000 shares of Homestore.com, Inc. were released from the escrow. During 2003, the Company settled with Homestore.com, Inc. all pending issues related to amounts held in escrow in connection with the sale. The Company returned cash and stock to Homestore.com, Inc., which resulted in a net loss of $959,000. During 2003, the Company sold all of its Homestore.com, Inc. common stock and recognized a loss of $206,000 in connection with this sale.

NOTE 10 - SETTLEMENT OF INVESTMENT RELATED LITIGATION

During 2003, the Company, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23,000,000 of which the Company received $19,148,000 (see Note 9).

NOTE 11 - FOREIGN CURRENCY INSTRUMENTS

The Company used purchased option contracts and forward contracts to protect against the foreign currency exchange risk inherent in the purchase price for its acquisition of Lavalife, which was denominated in Canadian dollars (see Note
8). The risk of loss associated with purchased options was limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. These contracts expired on April 1, 2004 concurrent with the closing of the Lavalife acquisition.

The change in the fair value of these derivative contracts was recognized in earnings as a component of other income, net and amounted to $353,000 in 2004. As of June 30, 2004, the Company did not hold any foreign currency instruments.

NOTE 12 - MINORITY INTEREST

Prior to the sale of iPlace, Inc. in August 2001, the Company was the majority shareholder of iPlace, Inc. with an approximate 58% ownership share. Minority interest in the statement of operations for the year ended June 30, 2002 represents approximately 42% of iPlace's losses incurred through the date of the sale of iPlace, Inc. in August 2001.

NOTE 13- INCOME TAXES

The provision for income taxes is as follows as of June 30, (in thousands):


                                                  2004         2003         2002
                                             -------------  -----------  -----------
CURRENT
Federal                                       $      7,219  $     1,635  $         -
State                                                2,245          422            -
Foreign                                              1,028            -            -
                                              ------------  -----------  -----------
Total                                         $     10,492  $     2,057  $         -
                                              ============  ===========  ===========
DEFERRED
Federal                                       $      8,673  $    11,642  $         -
State                                                  140        2,540            -
Foreign                                               (667)           -            -
                                              ------------  -----------  -----------
Total                                         $      8,146  $    14,182  $         -
                                              ============  ===========  ===========

There was no current or deferred provision for income taxes for the years ended June 30, 2002 due to the utilization of the Company's net operating loss carry forwards against which the Company had carried a full valuation allowance.

The following is a reconciliation of the Company's effective tax rate and the U.S. statutory rate for the years ended June 30:

                                             2004            2003
                                          ----------      -----------
 Statutory rate                                35.0%           35.0%
 State and local                                3.3%            3.4%
 Foreign                                       (0.5)%           0.0%
 Other                                          2.2%            1.6%
                                          ----------      ----------
 Effective rate                                40.0%           40.0%
                                          ==========      ==========

Consolidated U.S. income before taxes and the cumulative effect of accounting change was $44,861,000, $37,236,000 and $45,956,000 in 2004, 2003 and 2002,
respectively. The corresponding amounts for non-U.S.-based operations were income of $1,737,000, $3,359,000 and a loss of $2,038,000, respectively.

U.S. income taxes were not provided on certain unremitted earnings from foreign subsidiaries since the Company intends to permanently reinvest substantially all of such earnings outside the U.S. However, if some portion of these earnings is remitted, the Company expects the effect of any remittance after considering available tax credits and amounts previously accrued not to be significant to the consolidated results of operations. A calculation has not been performed to determine the amount of unremitted earnings.

The following is a summary of the Company's deferred tax assets and liabilities as of June 30, 2004 and 2003 (in thousands):

                                                                            2004             2003
                                                                        -------------   --------------
DEFERRED TAX ASSETS:
Benefit of federal and state net operating loss carry forwards         $        3,093   $       16,163
Alternative minimum tax credits                                                 1,380              716
Deferred revenues                                                                   -            2,965
Allowance for membership cancellations                                          5,728            8,361
Other deferred tax assets                                                       5,252            1,281
                                                                        -------------   -------------
Gross deferred tax assets                                                      15,453           29,486
Less: Valuation allowance                                                           -                -
                                                                        -------------   -------------
Deferred tax assets after valuation allowance                                  15,453           29,486
                                                                        -------------   -------------

DEFERRED TAX LIABILITIES:
Membership solicitation and other deferred costs                              (20,503)         (30,266)
Deferred revenues                                                              (1,468)               -
Goodwill and other intangibles                                                 (6,721)          (3,204)
Depreciation                                                                   (3,438)          (2,040)
                                                                        -------------   -------------
Gross deferred tax liabilities                                                (32,130)         (35,510)
                                                                        -------------   -------------
Net deferred tax liability                                             $      (16,677)  $       (6,024)
                                                                        =============   =============

As of June 30, 2004, the Company had federal net operating loss carry forwards of $6,512,000 expiring at various dates from June 30, 2020 to June 30, 2021. The Company's ability to use these losses to offset future taxable income would be subject to limitations under the Internal Revenue Code if certain changes in the Company's ownership occur. The Company also has state net operating loss carry forwards available to reduce future state taxable income which expire beginning June 30, 2005 through June 30, 2006.

As of June 30, 2004, the Company had alternative minimum tax credits of approximately $1,380,000. Credits of $664,000 and $716,000 were generated in the years ended June 30, 2004 and 2003, respectively, and can be carried forward indefinitely. The Company expects to fully utilize these credits during the year ended June 30, 2005.

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock-based compensation plans reduced taxes payable by $6,520,000 and $942,000 in 2004 and 2003, respectively. Such benefits were credited to additional paid-in capital. There was no tax benefit recognized in income during 2003 for the reversal of the valuation allowance of $8,158,000 that was attributable to prior period disqualifying dispositions. These amounts were credited to additional paid-in capital.

The valuation allowance recognized in prior periods was fully reversed in 2003 based upon the Company's belief that it was more likely than not that it will realize its deferred tax assets.

NOTE 14 - CUMULATIVE EFFECT OF ACCOUNTING CHANGE

ADOPTION OF SFAS 142
The Company adopted SFAS 142 effective July 1, 2001. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary valuation or amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life and no adjustments were made to the amortization period or residual values of other intangible assets. The Company determined that at July 1, 2001, there was an impairment of goodwill of $5,907,000 at one of its reporting units due to the change in methodology of calculating impairment under SFAS 142 concurrent with recent downward trends in the operations of the reporting unit. This amount was recorded as a cumulative effect of accounting change in the statement of operations during 2002.

NOTE 15 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions SFAS 128. The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                              2004         2003       2002
                                                                                           ----------- ----------- ----------
Numerator:
Income available to common shareholders used in basic earnings per share                  $    27,960  $   24,356  $   43,918
Add Back:  Interest expense on convertible securities                                           2,236            -          -
Cumulative effect of accounting change                                                              -            -     (5,907)
                                                                                          -----------  ----------- ----------
Income available to common shareholders after assumed conversion of dilutive securities
  and cumulative effect of accounting change for diluted earning per share                $    30,196  $    24,356 $   38,011
                                                                                           =========== ==========  ==========
Denominator :
Weighted average number of common shares outstanding- basic                                    10,755       12,596     14,477
Effect of dilutive securities:
   Convertible securities                                                                       1,678            -          -
   Stock options                                                                                  775          637        432
                                                                                           -----------  ---------  ---------
Weighted average number of common shares outstanding- diluted                                  13,208       13,233     14,909
                                                                                          ===========  =========== ==========
Basic earnings per share                                                                  $      2.60  $      1.93 $     2.63
                                                                                          ===========  =========== ==========
Diluted earnings per share                                                                $      2.29  $      1.84 $     2.55
                                                                                          ===========  =========== ==========


The diluted earnings per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the years ended June 30, 2004, 2003 and 2002 are incremental weighted average stock option shares of approximately 26,000, 2,838,000, and 3,383,000, respectively.

NOTE 16 - SHAREHOLDERS' EQUITY

The Company has a stock repurchase program. During 2004, the Board of Directors authorized the Company to repurchase up to an additional 3,000,000 shares of the Company's Common Stock. As of June 30, 2004, approximately 994,000 shares were authorized for repurchase under the stock repurchase program. The Company repurchased 2,985,000 shares for $94,207,000, an average price of $31.56 per share, in 2004, 1,993,000 shares for $37,214,000, an average price of $18.67 per share, in 2003 and 2,227,000 shares for $34,301,000, an average price of $15.40 per share, in 2002.

NOTE 17 - EMPLOYEE BENEFIT PLANS

All employees over the age of 18 may participate in the Company's defined contribution 401(k) profit sharing plan. Employees may contribute up to 20% of their compensation subject to certain limitations. Effective July 1, 2000, the Company began making quarterly matching contributions in Common Stock based on qualified employee contributions. Treasury stock, calculated under the cost method, was used to match qualified employee contributions. Effective January 1, 2004, the Company began making matching contributions in cash. Matching contributions were $168,000, $153,000 and $156,000 for 2004, 2003 and 2002,
respectively.

Effective January 1, 2004, the Company has an unfunded, nonqualified defined benefit pension plan that benefits certain executives selected by the Compensation Committee of the Board of Directors. This plan provides for fixed annual payments for 10 years upon retirement after attaining the age of 55 and 10 years of service. Pension expense was $212,000 during 2004.

The following are reconciliations of the pension benefit obligation and the value of plan assets for 2004. The Company used a weighted-average discount rate of 6% in its 2004 assumptions.



                                                                                      JUNE 30, 2004
                                                                                      ---------------
            PENSION BENEFIT OBLIGATION                                                 (in thousands)
            Balance, beginning of year                                                $          -
            Interest cost                                                                       35
            Service cost                                                                        71
            Amendment                                                                        1,156
            Actuarial loss                                                                      14
                                                                                      ------------
            Balance, end of year                                                      $      1,276
                                                                                      ------------

At June 30, 2004 the funded status of the plan was as follows (in thousands):

            Excess of the benefit obligation over the value of plan assets            $      1,276
            Unrecognized net actuarial loss                                                    (14)
            Unrecognized prior service cost                                                 (1,050)
                                                                                      ------------
            Accrued benefit costs                                                     $        212
                                                                                      ------------

Pension expense for 2004 was comprised of the following (in thousands):

            Interest cost                                                             $         35
            Service cost                                                                        71
            Amortization of prior service cost                                                 106
                                                                                      ------------
            Pension expense                                                           $        212
                                                                                      ------------

The net amount recognized in the balance sheet for 2004 were classified as follows (in thousands):

            Intangible asset                                                          $     (1,050)
            Other long-term liabilities                                                      1,276
            Accumulated other comprehensive loss                                               (14)
                                                                                      ------------
            Net amount recognized                                                     $        212
                                                                                      ------------


No benefits are expected to be paid by the plan during the next four years. The Company expects to pay $60,000 of benefits in 2009. Subsequent to fiscal 2009, the Company expects to pay benefits of $4,490,000.

NOTE 18 - STOCK-BASED COMPENSATION

STOCK COMPENSATION PLANS
As of June 30, 2004, the company had five stock-based compensation plans which are described below.

During 1997, the Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan"), which became effective upon the closing of the Company's initial public offering. Under the 1996 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted. During 1999, the Board of Directors and shareholders approved an increase in the number of shares of Common Stock reserved for issuance under the 1996 Stock Option Plan from 1,800,000 to 3,600,000. During 2002, the Company added an additional 2,000,000 options, which may be granted using treasury stock.

During 1996, the Board of Directors and shareholders of the Company approved the adoption of the 1995 Executive Officers' Stock Option Plan and the 1995 Non-Employee Directors' Stock Option Plan under which the Board is authorized to grant 360,000 and 180,000 options, respectively, to acquire shares of Common Stock at a price per share equal to or greater than fair market value at the date of grant. Under the Executive Officers' Stock Option Plan, the Board can determine the date on which options vest and become exercisable.

Under  the  stock  option  plans  described  above,   options  generally  become
exercisable over a four to five year period and expire at the earlier of termination of employment or ten years from the date of grant.

At June 30, 2004, 4,206,000 shares of common stock were reserved for issuance under the stock option plans, of which 900,000 shares were available for future grant.

Information with respect to options to purchase shares issued under these plans is as follows:


                                                 2004                      2003                      2002
                                                 ----                      ----                      ----
                                                     AVERAGE                     AVERAGE                   AVERAGE
                                                     EXERCISE                    EXERCISE                  EXERCISE
(Shares in thousands)                    SHARE       PRICE         SHARES        PRICE        SHARES       PRICE
                                       --------     --------       ------       --------      -------      --------
Outstanding at beginning of year          4,532     $  19.88         4,341        $ 20.82      3,815       $  21.45
Granted at market value                     240        24.92           850          13.42      1,128          19.36
Exercised                                (1,227)       19.78          (338)         11.30       (127)         21.29
Forfeited                                  (240)       22.48          (321)         24.53       (475)         25.31
                                       --------                      -----                    ------
Outstanding at end of year                3,305     $  20.10         4,532        $ 19.88      4,341       $  20.82
                                       ========                      =====                    ======


                                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                      -----------------------------------------           ---------------------------
                                         SHARES        AVERAGE       AVERAGE                  SHARES       AVERAGE
                                       OUTSTANDING    REMAINING     EXERCISE               OUTSTANDING    EXERCISE
(Shares in thousands)                  AT 6/30/04    LIFE (YEARS)     PRICE                 AT 6/30/04      PRICE
                                       ----------    ------------   ---------             -------------  -----------
$2.78 to $8.00                                246          2.96      $   4.55                    210       $   3.96
$13.00 to $15.00                              850          7.03         13.50                    311          14.19
$16.00 to $20.86                            1,156          6.90         19.67                    523          19.07
$21.88 to $30.97                              986          5.67         29.25                    791          29.16
$31.25 to $36.75                               67          9.68         33.78                      -             -
                                       ----------                                       ------------
                                            3,305          6.33      $  20.10                  1,835       $  20.87
                                       ==========                                       ============

Options exercisable as of June 30, 2003 and 2002 were 2,305,000 and 1,876,000 respectively.

IPLACE STOCK OPTION PLANS
The iPlace options were issued at the estimated fair value of the underlying common stock and generally vested 25% per year beginning one year from the date of grant. During 2002, 470,000 options were granted at an average exercise price of $2.74 and 205,000 options were forfeited at an average exercise price of $2.40. In August 2001, the Company sold iPlace (see Note 9). Therefore, there were no stock options outstanding under this plan as of June 30, 2004, 2003 or 2002.

EMPLOYEE STOCK PURCHASE PLAN
During 1997, the Company adopted the 1996 Employee Stock Purchase Plan which provides for the issuance of up to 360,000 shares of common stock. The plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to the lower of (a) 85% of the closing price of the Common Stock on the day the purchase period commences or (b) 85% of the closing price of the Common Stock on the day the purchase period terminates. During 2004, 2003, and 2002 14,000, 16,000 and 18,000 shares were purchased under the plan, respectively.

NOTE 19 - STATEMENT OF CASH FLOWS

Supplemental disclosure of cash flow information (in thousands):


                                                                           YEAR ENDED JUNE 30,
                                                                 -----------------------------------
                                                                    2004        2003          2002
                                                                 --------     --------      --------
Cash paid during the period for interest                         $  3,417     $    241      $    377
Cash paid during the period for income taxes                        5,568          411            43


NOTE 20 - BUSINESS SEGMENTS

The operating business segments reported below are the business segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. Prior to the acquisition of Lavalife in April 2004, the Company operated as one reportable business segment. Subsequent to the acquisition of Lavalife, the Company operates as two reportable business segments: Membership and Personals. The Membership business segment is primarily involved in the marketing of membership programs to consumers. The Personals business segment is primarily involved in providing both web-based and IVR-based personals services to its customers.

Management evaluates the operating results of each of its reportable business segments based upon revenue and operating income. The following is a summary of revenues, operating income, capital expenditures, depreciation and amortization and assets by business segment for the years ended June 2004, 2003 and 2002 (in thousands):



                                                 YEARS ENDED JUNE 30,
                                     ---------------------------------------------
                                        2004             2003              2002
                                      ---------        ---------        ----------
        Revenues:
   Membership                         $ 471,049        $ 456,881        $ 427,602
   Personals                             17,690             --               --
                                      ---------        ---------        ---------
      Total                           $ 488,739        $ 456,881          427,602
                                      =========        =========        =========
Operating Income:
   Membership                         $  52,533        $  22,286        $  18,782
   Personals                                337             --               --
   Corporate and other (1)                 --               --             (6,893)
                                      ---------        ---------        ---------
      Total                           $  52,870        $  22,286        $  11,889
                                      =========        =========        =========
Capital expenditures:
   Membership                         $   6,486        $   5,463        $   5,761
   Personals                                571             --               --
                                      ---------        ---------        ---------
      Total                           $   7,057        $   5,463        $   5,761
                                      =========        =========        =========

Depreciation and amortization:
   Membership                         $  10,149        $  12,120        $  13,252
   Personals                              2,327             --               --
   Corporate and other (2)                  776             --               --
                                      ---------        ---------        ---------
      Total                           $  13,252        $  12,120        $  13,252
                                      =========        =========        =========



                                                                    JUNE 30,
                                                            -------------------------
                                                                2004         2003
                                                            ------------   ----------
        Assets:
           Membership                                       $    178,723   $ 205,331
           Personals                                             136,874           -
           Corporate and other (3)                               137,565      43,174
                                                            ------------   ---------
              Total                                         $    453,162   $ 248,505
                                                            ============   =========

(1)      Represents the restructuring charge incurred in 2002.

(2) Represents unallocated amortization of unallocated non-operating assets and liabilities.

(3) Represents unallocated non-operating assets including non-operating cash, short-term investments, debt issuance costs and other.

During 2004, 2003 and 2002, the Company maintained offices in the United States, Canada, Australia and the United Kingdom. Geographic information by country for the years ended June 30, 2004, 2003 and 2002 is presented below (in thousands).

                                                           YEARS ENDED JUNE 30,
                                              --------------------------------------------
                                                  2004            2003            2002
                                              -----------    ------------      -----------
        Revenues:
           United States                      $   460,606     $   443,909      $   413,025
           Canada                                  27,450          11,859           11,028
           Other foreign countries                    683           1,113            3,549
                                              -----------    ------------      -----------
              Total                           $   488,739     $   456,881      $   427,602
                                              ===========    ============      ===========




                                                                          JUNE 30,
                                                                ----------------------------
                                                                    2004            2003
                                                                ------------     -----------
        Long lived assets:
           United States                                        $    119,764     $    68,190
           Canada                                                     89,543           8,960
           Other foreign countries                                     2,485               -
                                                                ------------     -----------
              Total                                             $    211,792     $    77,150
                                                                ============     ===========

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)


(In thousands, except per share amounts):
                                                                          YEAR ENDED JUNE 30, 2004
                                                              --------------------------------------------------
                                                                  FIRST      SECOND       THIRD       FOURTH
                                                                 QUARTER     QUARTER     QUARTER     QUARTER
                                                               -------------------------------------------------
Revenues                                                      $  113,824   $  123,164  $  118,519  $  133,232
Operating income                                                   6,620       13,911      14,558      17,781
Net income                                                         3,895        7,665       8,379       8,021
Diluted earnings per share                                          0.30         0.60        0.68        0.66


                                                                          YEAR ENDED JUNE 30, 2003
                                                              --------------------------------------------------
                                                                FIRST        SECOND       THIRD       FOURTH
                                                              QUARTER (1)    QUARTER      QUARTER     QUARTER
                                                              --------------------------------------------------
Revenues                                                      $  105,004   $  114,045  $  118,647  $  119,185
Operating income                                                   2,125        5,858       5,516       8,787
Net income                                                        12,136        3,647       3,332       5,241
Diluted earnings per share                                          0.89         0.27        0.25        0.41



(1) Results of operations for this period include a $19,148,000 gain related to the settlement of investment related litigation (see Note
         10), a $959,000 loss related to the sale of iPlace, Inc. (see Note 9) and a $206,000 loss on investment (see Note 9).

NOTE 22 - GUARANTOR AND NONGUARANTOR FINANCIAL INFORMATION

In April 2004, the Company issued $150,000,000 aggregate principal amount of 9.25% Senior Notes in a private placement pursuant to Rule 144A (see Note 6). The Senior Notes are unsecured obligations and will rank pari passu in right of payment to all of the Company's existing and future senior unsecured indebtedness and senior in right of payment to all of the Company's existing and future subordinated indebtedness that expressly provides for its subordination to the Notes. The Senior Notes are fully and unconditionally guaranteed by all of the Company's existing and future domestic subsidiaries and certain of the Company's existing and future foreign subsidiaries.

The following consolidating financial information presents the consolidating balance sheets as of June 30, 2004 and 2003, the related statements of operations for each of the three year periods ended June 30, 2004, 2003 and 2002 and the related statements of cash flows for the years ended June 30, 2004, 2003 and 2002. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor and nonguarantor entities.

Investments in subsidiaries are accounted for by the Parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   AS OF JUNE 30, 2004
                                                        ----------------------------------------------------------------------
                                                                     GUARANTOR      NONGUARANTOR                  CONSOLIDATED
                                                          PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                        ----------   -----------    -------------  ------------    -----------
                         ASSETS                                                       (in thousands)
Current assets:
    Cash and cash equivalents                            $ 130,581      $  26,657      $  2,258      $    --        $ 159,496
    Restricted cash                                           --            3,120          --             --            3,120
    Short-term investments                                   7,650           --            --             --            7,650
    Accounts receivable                                      2,418          5,413         2,726           --           10,557
    Intercompany receivable                                  4,655            632         1,285         (6,572)          --
    Prepaid membership materials                             1,775            269         1,189           --            3,233
    Prepaid expenses and other current assets                3,240          1,157           489           --            4,886
    Membership solicitation and other deferred costs        43,908          5,707         2,813           --           52,428
                                                         ---------      ---------      --------      ---------      ---------
        Total current assets                               194,227         42,955        10,760         (6,572)       241,370
Fixed assets, net                                           19,675         14,823         2,042           --           36,540
Goodwill                                                      --          118,956         6,719           --          125,675
Intangible assets, net                                       1,050         37,822          --             --           38,872
Other assets                                                10,666             39          --             --           10,705
Intercompany notes receivable                               95,543           --            --          (95,543)          --
Investment in subsidiaries                                  78,633           --            --          (78,633)          --
                                                         ---------      ---------      --------      ---------      ---------
        Total assets                                     $ 399,794      $ 214,595      $ 19,521      $(180,748)     $ 453,162
                                                         =========      =========      ========      =========      =========
     LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Current maturities of long-term obligations          $     325      $     13       $   --        $    --        $     338
    Accounts payable                                        10,407         22,685         2,093           --           35,185
    Accrued liabilities                                     54,630          6,841         4,604           --           66,075
    Intercompany payable                                      --            6,572          --           (6,572)          --
    Deferred revenues                                      129,675          3,993         4,713           --          138,381
    Deferred income taxes                                   11,878            445          --             --           12,323
                                                         ---------      ---------      --------      ---------      ---------
        Total current liabilities                          206,915         40,549        11,410         (6,572)       252,302
Deferred income taxes                                       (2,402)         6,647           109           --            4,354
Other long-term liabilities                                  3,705           --           1,225           --            4,930
Intercompany notes payable                                    --           95,543          --          (95,543)          --
Long-term debt                                             237,659           --            --             --          237,659
                                                         ---------      ---------      --------      ---------      ---------
        Total liabilities                                  445,877        142,739        12,744       (102,115)       499,245
                                                         ---------      ---------      --------      ---------      ---------
Shareholders' (deficit) equity:
    Preferred stock                                           --             --            --             --             --
    Common stock                                               191              6             3             (9)           191
    Capital in excess of par value                         156,457         71,744         9,564        (81,308)       156,457
    Accumulated (deficit) earnings                          10,131            (15)       (2,305)         2,320         10,131
    Accumulated other comprehensive loss                      (373)           121          (485)           364           (373)
    Treasury stock                                        (212,489)          --            --             --         (212,489)
                                                         ---------      ---------      --------      ---------      ---------
      Total shareholders' (deficit) equity                 (46,083)        71,856         6,777        (78,633)       (46,083)
                                                         ---------      ---------      --------      ---------      ---------
      Total liabilities and shareholders' (deficit)
         equity                                          $ 399,794      $ 214,595      $ 19,521      $(180,748)     $ 453,162
                                                         =========      =========      ========      =========      =========

                           CONSOLIDATED BALANCE SHEETS

                                                                                   AS OF JUNE 30, 2003
                                                        ---------------------------------------------------------------------
                                                                       GUARANTOR     NONGUARANTOR                CONSOLIDATED
                                                            PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                        ------------   -----------   ------------  ------------  ------------
                         ASSETS                                                       (in thousands)
Current assets:
    Cash and cash equivalents                             $  51,895      $ 18,716      $  1,649      $   --        $  72,260
    Restricted cash                                            --           2,732          --            --            2,732
    Accounts receivable                                       2,811         3,907         1,995          --            8,713
    Intercompany receivable                                     686           298          --            (984)          --
    Prepaid membership materials                              1,762           170           264          --            2,196
    Prepaid expenses and other current assets                 6,032         1,031           508          --            7,571
    Membership solicitation and other deferred costs         73,856         1,853         2,174          --           77,883
                                                          ----------     ---------     --------      --------      ---------
        Total current assets                                137,042        28,707         6,590          (984)       171,355
Fixed assets, net                                            22,193           535         2,241          --           24,969
Goodwill                                                       --          35,320         6,719          --           42,039
Intangible assets, net                                         --           6,656          --            --            6,656
Other assets                                                  3,426            60          --            --            3,486
Investment in subsidiaries                                   56,419          --            --         (56,419)          --
                                                          ----------     ---------     --------      --------      ---------
        Total assets                                      $ 219,080      $ 71,278      $ 15,550      $(57,403)     $ 248,505
                                                          ==========     =========     ========      ========      =========

     LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Current maturities of long-term obligations           $    --        $    244      $   --        $   --        $     244
    Accounts payable                                         17,678        13,018         1,948          --           32,644
    Accrued liabilities                                      53,692         3,333         2,080          --           59,105
    Intercompany payable                                       --             804           180          (984)          --
    Deferred revenues                                       163,276         1,007         3,360          --          167,643
    Deferred income taxes                                       662        (1,701)        1,918          --              879
                                                          ----------     ---------     --------      --------      ---------
        Total current liabilities                           235,308        16,705         9,486          (984)       260,515
Deferred income taxes                                         2,456         3,260          (571)         --            5,145
Other long-term liabilities                                   1,599            63         1,466          --            3,128
                                                          ----------     ---------     --------      --------      ---------
        Total liabilities                                   239,363        20,028        10,381          (984)       268,788
                                                          ----------     ---------     --------      --------      ---------
Shareholders' (deficit) equity
    Preferred stock                                            --            --            --            --             --
    Common stock                                                178             6             3            (9)           178
    Capital in excess of par value                          122,425        52,296         9,564       (61,860)       122,425
    Accumulated (deficit) earnings                          (17,829)       (1,052)       (3,929)        4,981        (17,829)
    Accumulated other comprehensive loss                       (469)         --            (469)          469           (469)
    Treasury stock                                         (124,588)         --            --            --         (124,588)
                                                          ----------     ---------     --------      --------      ---------
        Total shareholders' (deficit) equity                (20,283)       51,250         5,169       (56,419)       (20,283)
                                                          ----------     ---------     --------      --------      ---------
        Total liabilities and shareholders' (deficit)
          equity                                          $ 219,080      $ 71,278      $ 15,550      $(57,403)     $ 248,505
                                                          ==========     ========      ========      =========     =========

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         FOR YEAR ENDED JUNE 30, 2004
                                                  ----------------------------------------------------------------------------
                                                                  GUARANTOR     NONGUARANTOR                      CONSOLIDATED
                                                   PARENT        SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS          TOTAL
                                                  -------        -----------    ------------    ------------      ------------
                                                                                 (in thousands)
Revenues                                         $ 395,074        $  75,985        $  19,220        $  (1,540)       $ 488,739
Expenses:
    Marketing                                      213,884           36,969            4,965             --            255,818
    Operating                                       69,222           16,358            7,792           (1,540)          91,832
    General and administrative                      65,640           16,346            3,840             --             85,826
    Amortization of intangible assets                 --              2,393             --               --              2,393
                                                 ---------        ---------        --------         ---------        ---------
Operating income                                    46,328            3,919            2,623             --             52,870
Equity in income of subsidiary                       2,661             --               --             (2,661)            --
Interest (expense) income, net                      (4,613)          (2,113)             105             --             (6,621)
Other income (expense), net                            447              (77)             (21)            --                349
                                                 ---------        ---------        ---------        ---------        ---------
Income before income taxes                          44,823            1,729            2,707           (2,661)          46,598
Provision for income taxes                          16,863              692            1,083             --             18,638
                                                 ---------        ---------        --------         ---------        ---------
Net income                                       $  27,960        $   1,037        $   1,624        $  (2,661)       $  27,960
                                                 =========        =========        =========        =========        =========


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             FOR THE YEAR ENDED JUNE 30, 2003
                                                         ----------------------------------------------------------------------
                                                                       GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                                           PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     TOTAL
                                                         ----------  ------------   --------------- -------------  -----------
                                                                                      (in thousands)
Revenues                                                 $  393,958  $    50,787    $       12,972  $       (836)  $   456,881
Expenses:
    Marketing                                               253,389       23,198             4,086             -       280,673
    Operating                                                64,539       11,639             3,102          (836)       78,444
    General and administrative                               60,553       10,381             3,151             -        74,085
    Amortization of intangible assets                             -        1,393                 -             -         1,393
                                                         ----------  -----------    --------------  ------------   -----------
Operating income                                             15,477        4,176             2,633             -        22,286
Settlement of investment related litigation                  19,148            -                 -             -        19,148
Loss on sale of subsidiary                                     (959)           -                 -             -          (959)
Loss on investment                                             (206)           -                 -             -          (206)
Equity in income of subsidiaries                              4,600            -                 -        (4,600)            -
Interest income, net                                            421          126                23             -           570
Other (expense) income, net                                    (953)          (2)              711             -          (244)
                                                         ----------  -----------    --------------  ------------   -----------
Income before income taxes                                   37,528        4,300             3,367        (4,600)       40,595
Provision for income taxes                                   13,172        1,720             1,347             -        16,239
                                                         ----------  -----------    --------------  ------------   -----------
Net income                                               $   24,356  $     2,580    $        2,020  $     (4,600)  $    24,356
                                                         ==========  ===========    ==============  ============   ===========

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              FOR THE YEAR ENDED JUNE 30, 2002
                                                         -----------------------------------------------------------------------
                                                                       GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                           PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                         ----------  ------------   --------------  -------------- -------------
                                                                                      (in thousands)
Revenues                                                 $  358,283  $    55,380    $       14,576  $       (637) $    427,602
Expenses:
    Marketing                                               220,224       22,867             5,883              -      248,974
    Operating                                                59,286       13,650             6,395          (637)       78,694
    General and administrative                               60,815       13,600             4,796             -        79,211
    Restructuring charge                                      4,720            -             2,173             -         6,893
    Amortization of intangible assets                             -        1,941                 -             -         1,941
                                                         ----------  -----------    --------------   -----------   -----------
Operating income (loss)                                      13,238        3,322            (4,671)            -        11,889
Gain (loss) on sale of subsidiary                            69,379       (3,771)                -             -        65,608
Loss on investment                                          (33,628)           -                 -             -       (33,628)
Equity in income of subsidiaries                              3,769            -                 -        (3,769)            -
Interest income, net                                            209           96                28             -           333
Other (expense) income, net                                 (14,956)        (232)           14,454             -          (734)
                                                         ----------  -----------    --------------   -----------   -----------
Income (loss) before minority interest                       38,011         (585)            9,811        (3,769)       43,468
Minority interest                                                 -          450                 -             -           450
                                                         ----------  -----------    --------------   -----------   -----------
Income (loss) before income taxes                            38,011         (135)            9,811        (3,769)       43,918
Provision for income taxes                                        -            -                 -             -             -
                                                         ----------  -----------    --------------  -----------    -----------
Income (loss) before cumulative effect of accounting
  change                                                     38,011         (135)            9,811        (3,769)       43,918
Cumulative effect of accounting change                            -       (5,907)                -             -        (5,907)
                                                         ----------  -----------    --------------  -----------    -----------
Net income (loss)                                        $   38,011  $    (6,042)   $        9,811  $     (3,769)  $    38,011
                                                         ==========  ===========    ==============  ============   ===========

                                      F-25

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          FOR THE YEAR ENDED JUNE 30, 2004
                                                         ------------------------------------------------------------------------
                                                                       GUARANTOR      NONGUARANTOR                   CONSOLIDATED
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                         ---------    -------------  -------------  ----------------  -----------
                                                                                   (in thousands)
Operating activities
 Net income                                               $  27,960       $   1,037       $   1,624       $  (2,661)    $  27,960
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Change in deferred revenues                             (33,601)            (32)          1,361            --         (32,272)
    Change in membership solicitation and other
      deferred costs                                         29,948          (3,854)           (639)           --          25,455
    Depreciation and amortization                             8,865           3,714             673            --          13,252
    Deferred income and other taxes                           6,363           3,514             377            --          10,254
    Tax benefit from employee stock plans                     6,520            --              --              --           6,520
    Other                                                     1,137            (247)           --              --             890

 Change in assets and liabilities:
    Restricted cash                                            --              (388)           --              --            (388)
    Accounts receivable                                         393             226            (731)           --            (112)
    Intercompany receivable & payable                       (99,512)        100,977          (1,465)           --            --
    Prepaid membership materials                               (565)            (99)           (925)           --          (1,589)
    Prepaid expenses and other current assets                 4,107           1,046              19            --           5,172
    Other assets                                               (487)             26            --              --            (461)
    Accounts payable                                         (7,271)         (3,193)            141            --         (10,323)
    Accrued and other liabilities                             1,113           1,709             768            --           3,590
                                                         ----------       ---------       ---------       ---------    ----------
Net cash provided by operating activities                   (55,030)        104,436           1,203          (2,661)       47,948
                                                         ----------       ---------       ---------       ---------     ---------

Investing activities
 Acquisition of fixed assets                                 (5,599)           (883)           (575)           --          (7,057)
 Purchase of short-term investments                          (7,650)           --              --              --          (7,650)
 Business combinations, net of cash acquired                   --          (114,916)           --              --        (114,916)
 Investment in subsidiaries                                 (22,109)         19,448            --             2,661          --
                                                         ----------       ---------       ---------       ---------     ---------
Net cash used in by investing activities                    (35,358)        (96,351)           (575)          2,661      (129,623)
                                                         ----------       ---------       ---------       ---------     ---------
Financing activities
 Net proceeds from issuance of stock                         33,644            --              --              --          33,644
 Treasury stock purchases                                   (94,207)           --              --              --         (94,207)
 Net proceeds from issuance of debt                         229,825            --              --              --         229,825
 Payments of long-term obligations                             (188)           (265)           --              --            (453)
                                                         ----------       ---------       ---------       ---------     ---------
Net cash provided by (used in) financing activities         169,074            (265)           --              --         168,809
                                                         ----------       ---------       ---------       ---------     ---------
Effect of exchange rate changes on cash and cash
equivalents                                                    --               121             (19)           --             102
                                                         ----------       ---------       ---------       ---------     ---------
Net increase (decrease) in cash and cash equivalents         78,686           7,941             609            --          87,236
Cash and cash equivalents at beginning of period             51,895          18,716           1,649            --          72,260
                                                         ----------       ---------       ---------       ---------     ---------
Cash and cash equivalents at end of period                $ 130,581       $  26,657       $   2,258       $    --       $ 159,496
                                                         ==========       =========       =========       =========     =========


                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              FOR THE YEAR ENDED JUNE 30, 2003
                                                          -----------------------------------------------------------------------
                                                                        GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                            PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                          ----------   ------------  --------------  -------------- -------------
                                                                                       (in thousands)
 Operating activities
  Net income                                              $   24,356  $       2,580  $        2,020  $    (4,600)   $      24,356
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Change in deferred revenues                             (37,705)          (741)           (557)           -          (39,003)
     Change in membership solicitation and other deferred
       costs                                                  50,675            304             432            -           51,411
     Depreciation and amortization                             9,390          1,750             980            -           12,120
     Deferred income and other taxes                          11,276          1,559           1,347            -           14,182
     Tax benefit from employee stock plans                       942              -               -            -              942
     Gain on settlement of investment related litigation     (19,148)             -               -            -          (19,148)
     Loss on sale of subsidiary                                  959              -               -            -              959
     Net loss on investment                                      206              -               -            -              206
     Other                                                     2,635              -            (150)           -            2,485

  Change in assets and liabilities:
     Restricted cash                                               -          2,951               -            -            2,951
     Accounts receivable                                         504            220              34            -              758
     Intercompany receivable & payable                         2,852          1,364          (4,216)           -                -
     Prepaid membership materials                                (86)            10             (59)           -             (135)
     Prepaid expenses and other current assets                (2,799)          (311)           (136)           -           (3,246)
     Other assets                                             (1,387)            56               -            -           (1,331)
     Accounts payable                                         (2,457)         2,082             120            -             (255)
     Accrued and other liabilities                             2,003           (332)           (390)           -            1,281
                                                          ----------   ------------  --------------  -----------    -------------
 Net cash provided by (used in) operating activities          42,216         11,492            (575)      (4,600)          48,533
                                                          ----------   ------------  --------------  -----------    -------------

 Investing activities
  Acquisition of fixed assets                                 (4,931)          (188)           (344)           -           (5,463)
  Settlement of investment related litigation                 19,148              -               -            -           19,148
  Investment in subsidiaries                                  (4,600)             -               -        4,600                -
  Other investments                                           (1,250)             -               -            -           (1,250)
                                                          ----------  -------------  --------------  -----------    -------------
 Net cash provided by (used in) investing activities           8,367           (188)           (344)       4,600           12,435
                                                          ----------  -------------  --------------  -----------    -------------

 Financing activities
  Net proceeds from issuance of stock                          4,050              -               -            -            4,050
  Treasury stock purchases                                   (37,214)             -               -            -          (37,214)
  Payments of long-term obligations                                -         (1,051)              -            -           (1,051)
                                                          ----------  -------------  --------------  -----------    -------------
 Net cash used in financing activities                       (33,164)        (1,051)              -            -          (34,215)
                                                          ----------  -------------  --------------  -----------    -------------
 Effect of exchange rate changes on cash and cash
 equivalents                                                       -              -               5            -                5
                                                          ----------  -------------  --------------  -----------    -------------
 Net increase (decrease) in cash and cash equivalents         17,419         10,253            (914)           -           26,758
 Cash and cash equivalents at beginning of period             34,476          8,463           2,563            -           45,502
                                                          ----------  -------------  --------------  -----------    -------------
 Cash and cash equivalents at end of period               $   51,895  $      18,716  $        1,649  $         -    $      72,260
                                                          ==========  =============  ==============  ===========    =============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                            FOR THE YEAR ENDED JUNE 30, 2002
                                                          -----------------------------------------------------------------------
                                                                        GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                            PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                          ---------   -------------  --------------  -------------  -------------
                                                                                       (in thousands)
 Operating activities
  Net income (loss)                                       $   38,011  $      (6,042) $        9,811  $    (3,769)   $      38,011
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Change in deferred revenues                             (18,701)         1,721            (136)           -          (17,116)
     Change in membership solicitation and other deferred
       costs                                                  16,485         (2,641)          1,194            -           15,038
     Depreciation and amortization                             9,452          2,544           1,256            -           13,252
     Gain (loss) on sale of subsidiary                       (69,378)         3,770               -            -          (65,608)
     Loss on investment                                       33,628              -               -            -           33,628
     Non-cash restructuring charges                                -              -           1,585            -            1,585
     Minority interest                                             -           (450)              -            -             (450)
     Cumulative effect of accounting change                        -          5,907               -            -            5,907
     Other                                                     2,435             54             116            -            2,605

  Change in assets and liabilities:
     Restricted cash                                               -         (4,692)              -            -           (4,692)
     Accounts receivable                                       2,837          4,573           1,420            -            8,830
     Intercompany receivable & payable                        24,764        (13,280)        (11,484)           -                -
     Prepaid membership materials                                560             11            (256)           -              315
     Prepaid expenses and other current assets                (1,832)          (613)            228            -           (2,217)
     Other assets                                               (337)            86               -            -             (251)
     Related party payables                                        -             12               -            -               12
     Accounts payable                                        (10,783)         2,524          (2,493)           -          (10,752)
     Accrued and other liabilities                              (199)          (807)            (77)           -           (1,083)
                                                          ----------  -------------  --------------  -----------    -------------
 Net cash provided by (used in) operating activities          26,942         (7,323)          1,164       (3,769)          17,014
                                                          ----------  -------------  --------------  -----------    -------------

 Investing activities
  Acquisition of fixed assets                                 (5,074)          (262)           (425)           -           (5,761)
  Investment in subsidiaries                                  (3,769)             -               -        3,769                -
  Proceeds from sale of subsidiary, net of cash sold          35,582  `      10,415               -            -           45,997
  Other investing activities                                   1,499         (1,499)              -            -                -
                                                          ----------  -------------  --------------  -----------    -------------
 Net cash provided by (used in) investing activities          28,238          8,654            (425)       3,769           40,236
                                                          ----------  -------------  --------------  -----------    -------------
 Financing activities
  Net proceeds from exercise of stock options                  1,461             54               -            -            1,515
  Treasury stock purchases                                   (34,301)             -               -            -          (34,301)
  Payments of long-term obligations                                -           (718)              -            -             (718)
                                                          ----------  -------------  --------------  -----------    -------------

 Net cash used in financing activities                       (32,840)          (664)              -            -          (33,504)
                                                          ----------  -------------  --------------  -----------    -------------
 Effect of exchange rate changes on cash and cash
 equivalents                                                       -              -              11            -               11
                                                          ----------  -------------  --------------  -----------    -------------
 Net increase in cash and cash equivalents                    22,340            667             750            -           23,757
 Cash and cash equivalents at beginning of period             12,136          7,796           1,813            -           21,745
                                                          ----------  -------------  --------------  -----------    -------------
 Cash and cash equivalents at end of period               $   34,476  $       8,463  $        2,563  $         -    $      45,502
                                                          ==========  =============  ==============  ===========    =============




                                                       MEMBERWORKS INCORPORATED
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                           BALANCE AT    CHARGED TO COSTS  CHARGED TO OTHER                  BALANCE AT END
                                          BEGINNING OF         AND          ACCOUNTS --      DEDUCTIONS --         OF
DESCRIPTION                                  PERIOD          EXPENSE        DESCRIBE          DESCRIBE           PERIOD
------------                              -------------- --------------- -----------------  ---------------  -------------
YEAR ENDED JUNE 30, 2004
Allowance for membership cancellations    $   20,934,000     $     -      $  183,086,000A   $ 189,864,000 B   $ 14,156,000

YEAR ENDED JUNE 30, 2003
Allowance for membership cancellations    $   23,753,000     $     -      $  281,250,000A   $ 284,069,000 B   $ 20,934,000
Valuation allowance for deferred tax
assets                                         6,581,000           -          (6,581,000)C              -                -

YEAR ENDED JUNE 30, 2002
Allowance for membership cancellations    $   30,004,000     $     -      $  277,412,000A   $ 283,663,000 B   $ 23,753,000
Valuation allowance for deferred tax
assets                                        22,690,000           -         (16,109,000)C              -        6,581,000


(A)  Charged to balance sheet account "Deferred revenues."

(B) Charges for refunds upon membership cancellations. In addition, the allowance was reduced by $2,082,000 in connection with the sale of iPlace in 2002.

(C) Decrease in the valuation allowance was due to current utilization of deferred tax assets as well as management's belief that the Company will more likely than not realize its deferred tax assets in the future.