Form 10-Q
period 2004-09-30
MEMBERWORKS INC
filed 2004-11-09
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004 or
___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.


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

Indicate the number of shares outstanding of each of the registrant's class of common stock as of the latest practicable date: 10,002,792 shares of Common Stock, $0.01 par value as of October 29, 2004.

                            MEMBERWORKS INCORPORATED
                               INDEX TO FORM 10-Q


  PART I.  FINANCIAL INFORMATION                                            PAGE

  Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2004
           and June 30, 2004                                                  1

           Condensed Consolidated Statements of Operations for the three
           months ended September 30, 2004 and 2003                           2

           Condensed Consolidated Statements of Cash Flows for the three
           months ended September 30, 2004 and 2003                           3

           Notes to Condensed Consolidated Financial Statements               4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               15

           Forward Looking Statements                                        20

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk        22

  Item 4.  Controls and Procedures                                           22

  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 24

  Item 2.  Changes in Securities and Use of Proceeds and Issuer
           Purchases of Equity Securities                                    25

  Item 6.  Exhibits                                                          25

  Signatures                                                                 26

                            MEMBERWORKS INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                                      September 30,      June 30,
                                                                                           2004            2004
                                                                                      -------------   -------------
                                       Assets
Current assets:
  Cash and cash equivalents                                                           $    151,965    $    159,496
  Restricted cash                                                                            2,117           3,120
  Short-term investments                                                                    15,549           7,650
  Accounts receivable (net of allowance for doubtful accounts of $236 and $235 at
   September 30, 2004 and June 30, 2004, respectively)                                       9,960          10,557
  Prepaid membership materials                                                               3,370           3,233
  Prepaid expenses and other current assets                                                  6,497           4,886
  Membership solicitation and other deferred costs                                          46,240          52,428
                                                                                      -------------   -------------
             Total current assets                                                          235,698         241,370
Fixed assets, net                                                                           34,057          36,540
Goodwill                                                                                   126,586         125,675
Intangible assets, net                                                                      37,681          38,872
Other assets                                                                                10,864          10,705
                                                                                      -------------   -------------
             Total assets                                                             $    444,886    $    453,162
                                                                                      =============   =============

                        Liabilities and Shareholders' Deficit
Current liabilities:
  Current maturities of long-term obligations                                         $        335    $        338
  Accounts payable                                                                          32,699          35,185
  Accrued liabilities                                                                       69,629          66,075
  Deferred revenues                                                                        122,326         138,381
  Deferred income taxes                                                                     10,495          12,323
                                                                                      -------------   -------------
             Total current liabilities                                                     235,484         252,302
Deferred income taxes                                                                       10,655           4,354
Other long-term liabilities                                                                  4,893           4,930
Long-term debt                                                                             237,696         237,659
                                                                                      -------------   -------------
             Total liabilities                                                             488,728         499,245
                                                                                      -------------   -------------

Commitments and contingencies (Note 9)                                                           -               -

Shareholders' deficit:
  Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued                  -               -
  Common stock, $0.01 par value -- 40,000 shares authorized;
   19,155 shares issued (19,089 shares at June 30, 2004)                                       191             191
  Capital in excess of par value                                                           157,505         156,457
  Accumulated earnings (deficit)                                                            17,727          10,131
  Accumulated other comprehensive loss                                                         474            (373)
  Treasury stock, 9,131 shares at cost (8,852 shares at June 30, 2004)                    (219,739)       (212,489)
                                                                                      -------------   -------------
             Total shareholders' deficit                                                   (43,842)        (46,083)
                                                                                      -------------   -------------
             Total liabilities and shareholders' deficit                              $    444,886    $    453,162
                                                                                      =============   =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                      -----------------------------
                                                                                          2004             2003
                                                                                      -------------   -------------
Revenues                                                                              $    135,623    $    113,824

Expenses:
    Marketing                                                                               68,532          66,656
    Operating                                                                               24,210          21,463
    General and administrative                                                              24,605          18,767
    Amortization of intangibles                                                              1,544             318
                                                                                      -------------   -------------

Operating income                                                                            16,732           6,620
Interest (expense) income, net                                                              (4,643)             33
Other expense, net                                                                            (135)           (162)
                                                                                      -------------   -------------

Income before income taxes                                                                  11,954           6,491
Provision for income taxes                                                                   4,358           2,596
                                                                                      -------------   -------------
Net income                                                                            $      7,596    $      3,895
                                                                                      =============   =============

Basic earnings per share                                                              $       0.75    $       0.33
                                                                                      =============   =============
Diluted earnings per share                                                            $       0.65    $       0.30
                                                                                      =============   =============

Weighted average common shares used in earnings per share calculations:
     Basic                                                                                  10,174          11,627
                                                                                      =============   =============
     Diluted                                                                                12,949          13,011
                                                                                      =============   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                      -----------------------------
                                                                                          2004            2003
                                                                                      -------------   -------------
Operating activities
  Net income                                                                          $      7,596    $      3,895
  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Change in deferred revenues                                                           (16,335)        (13,662)
     Change in membership solicitation and other deferred costs                              6,348           9,221
     Depreciation and amortization                                                           5,031           2,761
     Deferred and other income taxes                                                         3,105             835
     Tax benefit from employee stock plans                                                     129           1,515
     Other                                                                                     822             752

  Change in assets and liabilities:
     Restricted cash                                                                         1,003             204
     Accounts receivable                                                                       597            (358)
     Prepaid membership materials                                                             (137)             78
     Prepaid expenses                                                                       (1,220)          2,475
     Other assets                                                                              (14)             22
     Accounts payable                                                                       (2,468)         (3,607)
     Accrued and other liabilities                                                           3,452          (6,149)
                                                                                      -------------   -------------
Net cash provided by (used in) operating activities                                          7,909          (2,018)
                                                                                      -------------   -------------

Investing activities
  Acquisition of fixed assets                                                                 (719)           (921)
  Purchase of short-term investments                                                        (8,193)              -
  Other investing activities                                                                   304               -
                                                                                      -------------   -------------
Net cash used in investing activities                                                       (8,608)           (921)
                                                                                      -------------   -------------

Financing activities
  Net proceeds from issuance of stock                                                          919          22,089
  Treasury stock purchases                                                                  (7,250)        (56,352)
  (Debt issuance costs) net proceeds from issuance of debt                                    (583)         87,019
  Payments of long-term obligations                                                            (90)            (67)
                                                                                      -------------   -------------
Net cash (used in) provided by financing activities                                         (7,004)         52,689
                                                                                      -------------   -------------
Effect of exchange rate changes on cash and cash equivalents                                   172               2
                                                                                      -------------   -------------
Net (decrease) increase in cash and cash equivalents                                        (7,531)         49,752
Cash and cash equivalents at beginning of year                                             159,496          72,260
                                                                                      -------------   -------------
Cash and cash equivalents at end of year                                              $    151,965    $    122,012
                                                                                      =============   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS
MemberWorks Incorporated (the "Company"), a Delaware Corporation, began doing business as Cardmember Publishing Corporation in 1986, was organized as MemberWorks Incorporated in 1996 and has been doing business as MemberWorks Incorporated since that time. On October 13, 2004, the Company began doing business as Vertrue Incorporated. The name change was intended to reflect the ever-broadening base of membership services that the Company offers to its customers. The Company is a category leader in both membership and loyalty programs. The Company's membership programs are both subscription and transaction based offerings focused on meeting consumer needs in large spending categories - healthcare, discounts, security and personals. The Company's programs offer everyday savings, event-oriented discounts, peace of mind and unique consumer benefits. Programs are available in English, French and Spanish and are increasingly customized for specific client customer segments or consumer communities. The Company's loyalty programs provide clients with a wide range of benefits to offer or market to their customers and include stand-alone benefits, reward point accumulation and management, gift certificate, merchandise and travel reward redemption. The Company's versatility in designing loyalty strategies and providing turnkey execution is essential in supporting and promoting the client's brand.

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2004.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

On April 1, 2004, the Company acquired Lavalife Inc. Therefore, the results of operations of Lavalife Inc. have been included in the consolidated results of operations since the date of acquisition and are not included in the results of operations for the three months ended September 30, 2003.

NOTE 3 - RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - STOCK-BASED COMPENSATION
In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally does not recognize compensation expense with respect to stock-based awards to employees. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value (estimated using the Black-Scholes option-pricing model) at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"), the Company's pro forma net income and earnings per share would have been as follows:

                                                                             Three Months Ended
                                                                                September 30,
                                                                           ----------------------
                                                                             2004         2003
                                                                           ----------------------
Net income reported                                                        $  7,596     $  3,895
Add: Stock-based employee compensation expense determined under the
 intrinsic value based method for all awards, net of related tax                  -            -
 effects
Deduct: Stock-based employee compensation expense determined under the
 fair value based method for all awards, net of related tax effects             979        1,265
                                                                           ---------    ---------
Pro forma net income                                                       $  6,617     $  2,630
                                                                           =========    =========

Earnings per share:
   As reported:
     Basic                                                                 $   0.75     $   0.33
     Diluted                                                               $   0.65     $   0.30
   Pro forma:
     Basic                                                                 $   0.65     $   0.23
     Diluted                                                               $   0.56     $   0.20

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                  As of September 30, 2004              As of June 30, 2004
                                              ------------------------------       ----------------------------
                                                 Gross                                Gross
                                                Carrying        Accumulated          Carrying      Accumulated
                                                 Amount         Amortization          Amount       Amortization
                                              ------------      ------------       -----------     ------------
Amortizable intangible assets:
   Membership and client relationships        $    27,994       $    (9,889)       $   27,999      $    (8,686)
   Trade name                                      18,543              (618)           18,543             (310)
   Other                                            1,520              (919)            1,162             (886)
                                              ------------      ------------       -----------     ------------
      Total amortizable intangible assets          48,057           (11,426)           47,704           (9,882)
                                              ------------      ------------       -----------     ------------
      Amortizable intangible assets, net      $    36,631                          $   37,822
                                              ============                         ===========

Unamortizable intangible assets:
     Goodwill                                 $   126,586                          $  125,675
     Intangible asset related to minimum
      pension liability                       $     1,050                          $    1,050

The future intangible amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Year
     2005                                                             $   6,331
     2006                                                                 6,062
     2007                                                                 5,195
     2008                                                                 3,175
     2009                                                                 2,754

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The changes in the carrying amount of goodwill for the three months ended September 30, 2004 are as follows (in thousands):

Balance at June 30, 2004                                              $ 125,675
Arising from purchase price adjustments                                     911
                                                                      ----------
Balance at September 30, 2004                                         $ 126,586
                                                                      ==========

Goodwill was tested for impairment during the quarters ended September 30, 2004 and 2003 as required by SFAS 142. The Company concluded that none of its goodwill was impaired. Fair value was estimated using a discounted cash flow method. In addition, the Company reassessed the estimated useful lives of its indefinite lived intangible assets and determined that the lives were appropriate. The Company will continue to test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

NOTE 6 - FOREIGN CURRENCY INSTRUMENTS
The Company uses purchase option contracts and forward contacts to minimize its exposure to changes in future cash flows caused by movements in foreign currency exchange rates between the US dollar and the Canadian dollar. Derivatives are held only for the purpose of hedging such risks and are not used for speculative purposes. Derivatives used to hedge forecasted transactions and specific cash flows associated with Canadian dollar denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings in the same line item as the underlying hedged item at the time the hedged item affects earnings.

The fair value of these contracts is included in prepaid and other current assets and the related gains and losses were recorded in operating expenses and general administrative expenses and amounted to $44,000 for the quarter ended September 30, 2004. As of September 30, 2004, the fair value of these instruments was $862,000 (asset). All forecasted transactions currently being hedged are expected to occur over the next twelve months. There were no such instruments utilized during the quarter ended September 30, 2003.

NOTE 7 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities set forth in the accompanying condensed consolidated balance sheets as of September 30, 2004 and June 30, 2004 include an allowance for membership cancellations of $12,017,000 and $14,156,000, respectively. Recording an allowance for membership cancellations has the effect of reducing the amount of deferred membership fees recorded.

NOTE 8 - RESTRUCTURING CHARGES
The restructuring reserve balance, which is recorded in accrued liabilities and other long-term liabilities, amounted to $1,596,000 and $1,644,000 as of September 30, 2004 and June 30, 2004, respectively. Cash payments for the quarter ended September 30, 2004 were $48,000 and relate to lease obligations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

On March 25, 2004, the Company entered into an amended and restated senior secured credit facility that allows borrowings of up to $45,000,000. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate or the Federal Funds rate, plus an applicable margin. The availability under the senior secured credit facility is reduced by an outstanding letter of credit of $5,459,000 and by one years' worth of interest on the Senior Notes. There were no borrowings outstanding under this bank credit facility as of September 30, 2004. As of September 30, 2004, the availability under the senior secured credit facility is $25,663,000.

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

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On October 21, 2003, the Florida Attorney General's Office filed a civil complaint against the Company based upon concerns that some of its past marketing practices may have violated various consumer laws. On June 28, 2004, the Company announced that it had reached a voluntary settlement with the Florida Attorney General's office to alleviate these concerns. In connection with the settlement, the Company agreed to formalize its existing national Best Marketing Practices in the state of Florida and to pay the state of Florida costs of investigation of $950,000. The Company expects that the agreement will have little new effect on its business in Florida as the agreement serves to formalize the Company's already existing national marketing best practices in the state.

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

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The Court certified a class of Michigan residents. The Court has now signed an Order granting preliminary approval of a settlement agreement that has been signed by all parties. The Court will hold the Fairness/Approval hearing on November 22, 2004. The settlement agreement will have no financial or other material impact on the Company's business.

NOTE 10 - INCOME TAX EXPENSE
Income tax expense as a percentage of pre-tax income was 36.5% and 40% for the three months ended September 30, 2004 and 2003, respectively. The effective tax rate was higher than the U.S. statutory rate for the three months ended September 30, 2004 and 2003 primarily due to state taxes and other non-deductible items. The estimated effective tax rate for the three months ended September 30, 2004 decreased from the prior year quarter due to certain tax planning strategies implemented. The Company expects an effective tax rate of approximately 37% for fiscal 2005. Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock based compensation plans reduced taxes payable by $129,000 and $1,515,000 for the quarter ended September 30, 2004 and 2003, respectively. Such benefits are credited to capital in excess of par value.

The Company has open tax years in the U.S., Canada and other jurisdictions that are currently not under examination by the applicable tax authorities and may be subject to examination in the future. The Company periodically evaluates the adequacy of its related tax reserves, taking into account its open tax return positions and tax law changes. The Company believes that its tax reserves are appropriate. However, the final determination of tax audits could impact the Company's assessment of tax requirements.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - EARNINGS PER SHARE
Basic and diluted earnings per share amounts are determined in accordance with the provisions SFAS 128. The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                            ----------------------
                                                                                              2004         2003
                                                                                            ---------    ---------
Numerator:
Income available to common shareholders used in basic earnings per share                    $  7,596     $  3,895
Add Back: Interest expense on convertible securities                                             786            8
                                                                                            ---------    ---------
Income available to common shareholders after assumed conversion of dilutive securities
 and cumulative effect of accounting change for diluted earning per share                   $  8,382     $  3,903
                                                                                            =========    =========

Denominator :
Weighted average number of common shares outstanding- basic                                   10,174       11,627
Effect of dilutive securities:
   Convertible securities                                                                        545           25
   Stock options                                                                               2,230        1,359
                                                                                            ---------    ---------
Weighted average number of common shares outstanding- diluted                                 12,949       13,011
                                                                                            =========    =========

Basic earnings per share                                                                    $   0.75     $   0.33
                                                                                            =========    =========
Diluted earnings per share                                                                  $   0.65     $   0.30
                                                                                            =========    =========

The diluted earnings per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the three months ended September 30, 2004 and 2003 are incremental weighted average stock option shares of approximately 1,169,000 and 0, respectively.

NOTE 12 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in thousands):

                                                        Three Months Ended
                                                           September 30,
                                                       ---------------------
                                                         2004         2003
                                                       --------     --------
Net income                                             $ 7,596      $ 3,895
Unrealized gain on derivative assets                       749            -
Foreign currency translation gain                           98            2
                                                       --------     --------
Comprehensive income                                   $ 8,443      $ 3,897
                                                       ========     ========

NOTE 13 - BUSINESS SEGMENTS
The operating business segments reported below are the business segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. Prior to the acquisition of Lavalife in April 2004, the Company operated as one reportable business segment. Subsequent to the acquisition of Lavalife, the Company operates as two reportable business segments: Membership and Personals. The Membership business segment is primarily involved in the marketing of membership programs to consumers. The Personals business segment is primarily involved in providing both web-based and IVR-based personals services to its customers.

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management evaluates the operating results of each of its reportable business segments based upon revenue and operating income. The following is a summary of revenues, operating income, and assets by business segment (in thousands):

                                                       Three Months Ended
                                                          September 30,
                                                  -----------------------------
                                                    2004                2003
                                                  ----------         ----------
    Revenues:
       Membership                                 $ 117,278          $ 113,824
       Personals                                     18,345                  -
                                                  ----------         ----------
          Total                                   $ 135,623          $ 113,824
                                                  ==========         ==========

    Operating Income:
       Membership                                 $  16,784          $   6,620
       Personals                                        (52)                 -
                                                  ----------         ----------
          Total                                   $  16,732          $   6,620
                                                  ==========         ==========

                                                 September 30,        June 30,
                                                     2004               2004
                                                  ----------         ----------
    Assets:
       Membership                                 $ 178,576          $ 178,723
       Personals                                    138,896            136,874
       Corporate and other (1)                      127,414            137,565
                                                  ----------         ----------
          Total                                   $ 444,886          $ 453,162
                                                  ==========         ==========

(1) Represents unallocated non-operating assets including non-operating cash, short-term investments, debt issuance costs and other.

NOTE 14 - GUARANTOR AND NONGUARANTOR FINANCIAL INFORMATION
In April 2004, the Company issued $150,000,000 aggregate principal amount of 9.25% Senior Notes in a private placement pursuant to Rule 144A. The Senior Notes are unsecured obligations and will rank pari passu in right of payment to all of the Company's existing and future senior unsecured indebtedness and senior in right of payment to all of the Company's existing and future subordinated indebtedness that expressly provides for its subordination to the Notes. The Senior Notes are fully and unconditionally guaranteed by all of the Company's existing and future domestic subsidiaries and certain of the Company's existing and future foreign subsidiaries.

The following consolidating financial information presents the consolidating balance sheets as of September 30, 2004 and June 30, 2004, the related statements of operations for the three months ended September 30, 2004 and 2003 and the related statements of cash flows for the three months ended September 30, 2004 and 2003. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor and nonguarantor entities.

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

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED BALANCE SHEETS

                                                                                  As of September 30, 2004
                                                              ----------------------------------------------------------------------
                                                                           Guarantor     Nonguarantor                  Consolidated
                                                                Parent    Subsidiaries   Subsidiaries   Eliminations       Total
                                                              ----------- ------------   ------------   ------------   -------------
                         Assets                                                         (in thousands)
Current assets                                                $  184,171  $    48,337    $    11,379    $    (8,189)   $    235,698
Fixed assets, net                                                 18,300       13,650          2,107              -          34,057
Goodwill                                                               -      119,867          6,719              -         126,586
Intangible assets, net                                             1,408       36,273              -              -          37,681
Other assets                                                      10,821           43              -              -          10,864
Intercompany notes receivable                                      2,052            -              -         (2,052)              -
Investment in subsidiaries                                       172,174            -              -       (172,174)              -
                                                              ----------- ------------   ------------   ------------   -------------
      Total assets                                            $  388,926  $   218,170    $    20,205    $  (182,415)   $    444,886
                                                              =========== ============   ============   ============   =============

     Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                           $  189,991  $    43,361    $    10,321    $    (8,189)   $    235,484
Deferred income taxes                                              1,424        9,243            (12)             -          10,655
Other long-term liabilities                                        3,657            -          1,236              -           4,893
Intercompany notes payable                                             -        2,052              -         (2,052)              -
Long-term debt                                                   237,696            -              -              -         237,696
                                                              ----------- ------------   ------------   ------------   -------------
      Total liabilities                                          432,768       54,656         11,545        (10,241)        488,728
                                                              ----------- ------------   ------------   ------------   -------------

Shareholders' (deficit) equity:
   Preferred stock                                                     -            -              -              -               -
   Common stock                                                      191            6              3             (9)            191
   Capital in excess of par value                                157,505      165,070          9,564       (174,634)        157,505
   Accumulated (deficit) earnings                                 17,727       (2,218)          (608)         2,826          17,727
   Accumulated other comprehensive loss                              474          656           (299)          (357)            474
   Treasury stock                                               (219,739)           -              -              -        (219,739)
                                                              ----------- ------------   ------------   ------------   -------------
      Total shareholders' (deficit) equity                       (43,842)     163,514          8,660       (172,174)        (43,842)
                                                              ----------- ------------   ------------   ------------   -------------
      Total liabilities and shareholders' (deficit) equity    $  388,926  $   218,170    $    20,205    $  (182,415)   $    444,886
                                                              =========== ============   ============   ============   =============

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED BALANCE SHEETS

                                                                                    As of June 30, 2004
                                                              ----------------------------------------------------------------------
                                                                           Guarantor     Nonguarantor                  Consolidated
                                                                Parent    Subsidiaries   Subsidiaries   Eliminations       Total
                                                              ----------- ------------   ------------   ------------   -------------
                         Assets                                                         (in thousands)
Current assets                                                $  194,227  $    42,955    $    10,760    $    (6,572)  $     241,370
Fixed assets, net                                                 19,675       14,823          2,042              -          36,540
Goodwill                                                               -      118,956          6,719              -         125,675
Intangible assets, net                                             1,050       37,822              -              -          38,872
Other assets                                                      10,666           39              -              -          10,705
Intercompany notes receivable                                     95,543            -              -        (95,543)              -
Investment in subsidiaries                                        78,633            -              -        (78,633)              -
                                                              ----------- ------------   ------------   ------------   -------------
      Total assets                                            $  399,794  $   214,595    $    19,521    $  (180,748)   $    453,162
                                                              =========== ============   ============   ============   =============

     Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                           $  206,915  $    40,549    $    11,410    $    (6,572)   $    252,302
Deferred income taxes                                             (2,402)       6,647            109              -           4,354
Other long-term liabilities                                        3,705            -          1,225              -           4,930
Intercompany notes payable                                             -       95,543              -        (95,543)             -
Long-term debt                                                   237,659            -              -              -         237,659
                                                              ----------- ------------   ------------   ------------   -------------
      Total liabilities                                          445,877      142,739         12,744       (102,115)        499,245
                                                              ----------- ------------   ------------   ------------   -------------

Shareholders' (deficit) equity:
   Preferred stock                                                     -            -              -              -               -
   Common stock                                                      191            6              3             (9)            191
   Capital in excess of par value                                156,457       71,744          9,564        (81,308)        156,457
   Accumulated (deficit) earnings                                 10,131          (15)        (2,305)         2,320          10,131
   Accumulated other comprehensive loss                             (373)         121           (485)           364            (373)
   Treasury stock                                               (212,489)           -              -              -        (212,489)
                                                              ----------- ------------   ------------   ------------   -------------
      Total shareholders' (deficit) equity                       (46,083)      71,856          6,777        (78,633)        (46,083)
                                                              ----------- ------------   ------------   ------------   -------------
      Total liabilities and shareholders' (deficit) equity    $  399,794  $   214,595    $    19,521    $  (180,748)   $    453,162
                                                              =========== ============   ============   ============   =============

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For Three Months Ended September 30, 2004
                                                              ----------------------------------------------------------------------
                                                                           Guarantor     Nonguarantor                   Consolidated
                                                                Parent    Subsidiaries   Subsidiaries   Eliminations        Total
                                                              ----------- ------------   ------------   ------------   -------------
                                                                                        (in thousands)
Revenues                                                      $   96,285  $    34,506    $     5,320    $      (488)   $    135,623
Expenses:
   Marketing                                                      50,499       16,565          1,468               -         68,532
   Operating                                                      15,132        7,189          2,377           (488)         24,210
   General and administrative                                     15,514        8,181            910              -          24,605
   Amortization of intangible assets                                   -        1,544              -              -           1,544
                                                              ----------- ------------   ------------   ------------   -------------
Operating income                                                  15,140        1,027            565              -          16,732
Equity in income of subsidiary                                       820            -              -           (820)              -
Interest (expense) income, net                                    (4,700)          54              3              -          (4,643)
Other income (expense), net                                          (93)         (64)            22              -            (135)
                                                              ----------- ------------   ------------   ------------   -------------
Income before income taxes                                        11,167        1,017            590           (820)         11,954
Provision for income taxes                                         3,571          521            266              -           4,358
                                                              ----------- ------------   ------------   ------------   -------------
Net income                                                    $    7,596  $       496    $       324    $      (820)   $      7,596
                                                              =========== ============   ============   ============   =============


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the Three Months Ended September 30, 2003
                                                              ----------------------------------------------------------------------
                                                                           Guarantor     Nonguarantor                   Consolidated
                                                                Parent    Subsidiaries   Subsidiaries   Eliminations       Total
                                                              ----------- ------------   ------------   ------------   -------------
                                                                                        (in thousands)
Revenues                                                      $   98,170  $    12,870    $     3,147    $      (363)   $    113,824
Expenses:
   Marketing                                                      59,111        6,507          1,038              -          66,656
   Operating                                                      17,382        3,202          1,242           (363)         21,463
   General and administrative                                     15,385        2,506            876              -          18,767
   Amortization of intangible assets                                   -          318              -              -             318
                                                              ----------- ------------   ------------   ------------   -------------
Operating income                                                   6,292          337             (9)             -           6,620
Equity in income of subsidiaries                                     210            -              -           (210)              -
Interest (expense) income, net                                       (23)          28             28              -            (33)
Other (expense) income, net                                         (128)           -            (34)             -           (162)
                                                              ----------- ------------   ------------   ------------   -------------
Income before income taxes                                         6,351          365            (15)          (210)          6,491
Provision for income taxes                                         2,456          146             (6)             -           2,596
                                                              ----------- ------------   ------------   ------------   -------------
Net income                                                    $    3,895  $       219    $        (9)   $      (210)   $      3,895
                                                              =========== ============   ============   ============   =============

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Three Months Ended September 30, 2004
                                                              ----------------------------------------------------------------------
                                                                           Guarantor     Nonguarantor                   Consolidated
                                                                Parent    Subsidiaries   Subsidiaries   Eliminations       Total
                                                              ----------- ------------   ------------   ------------   -------------
                                                                                        (in thousands)
Net cash provided by (used in) operating activities           $   95,806  $   (86,872)   $      (205)   $      (820)   $      7,909

Investing activities
  Acquisition of fixed assets                                       (435)        (161)          (123)             -            (719)
  Purchase of short-term investments                              (7,948)        (245)             -              -          (8,193)
  Other investing activities                                        (358)         662              -              -             304
  Investment in subsidiaries                                     (94,146)      93,326              -            820               -
                                                              ----------- ------------   ------------   ------------   -------------
Net cash (used in) provided by investing activities             (102,887)      93,582           (123)           820          (8,608)
                                                              ----------- ------------   ------------   ------------   -------------

Financing activities
  Net proceeds from issuance of stock                                919            -              -              -             919
  Treasury stock purchases                                        (7,250)           -              -              -          (7,250)
  Net proceeds from issuance of debt                                (583)           -              -              -            (583)
  Payments of long-term obligations                                  (82)          (8)             -              -             (90)
                                                              ----------- ------------   ------------   ------------   -------------
Net cash used in financing activities                             (6,996)          (8)             -              -          (7,004)
                                                              ----------- ------------   ------------   ------------   -------------
Effect of exchange rate changes on cash and cash equivalents           -          (88)           260              -             172
                                                              ----------- ------------   ------------   ------------   -------------
Net increase (decrease) in cash and cash equivalents             (14,077)       6,614            (68)             -          (7,531)
Cash and cash equivalents at beginning of period                 130,581       26,657          2,258              -         159,496
                                                              ----------- ------------   ------------   ------------   -------------
Cash and cash equivalents at end of period                    $  116,504  $     33,271   $     2,190    $         -    $    151,965
                                                              =========== ============   ============   ============   =============


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Three Months Ended September 30, 2003
                                                              ----------------------------------------------------------------------
                                                                           Guarantor     Nonguarantor                   Consolidated
                                                                 Parent   Subsidiaries   Subsidiaries   Eliminations       Total
                                                              ----------- ------------   ------------   ------------   -------------
                                                                                        (in thousands)
Net cash provided by (used in) operating activities           $   (1,902) $       520    $      (426)   $      (210)   $     (2,018)

Investing activities
  Acquisition of fixed assets                                       (775)        (105)           (41)             -            (921)
  Investment in subsidiaries                                        (210)           -              -            210               -
                                                              ----------- ------------   ------------   ------------   -------------
Net cash provided by (used in) investing activities                 (985)        (105)           (41)           210            (921)
                                                              ----------- ------------   ------------   ------------   -------------

Financing activities
  Net proceeds from issuance of stock                             22,089            -              -              -          22,089
  Treasury stock purchases                                       (56,352)           -              -              -         (56,352)
  Net proceeds from the issuance of debt                          87,019            -              -              -          87,019
  Payments of long-term obligations                                    -          (67)             -              -             (67)
                                                              ----------- ------------   ------------   ------------   -------------
Net cash provided by (used in) financing activities               52,756          (67)             -             -           52,689
                                                              ----------- ------------   ------------   ------------   -------------
Effect of exchange rate changes on cash and cash equivalents           -            -              2              -               2
                                                              ----------- ------------   ------------   ------------   -------------
Net increase (decrease) in cash and cash equivalents              49,869          348           (465)             -          49,752
Cash and cash equivalents at beginning of period                  51,895       18,716          1,649              -          72,260
                                                              ----------- ------------   ------------   ------------   -------------
Cash and cash equivalents at end of period                    $  101,764  $    19,064    $     1,184    $         -    $    122,012
                                                              =========== ============   ============   ============   =============

                            MEMBERWORKS INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - SUBSEQUENT EVENTS
On October 20, 2004, the Company announced that it had entered into an agreement to acquire Bargain Network Inc. a privately held provider of premier pricing services for homes, vehicles and consumer durables. The Company has agreed to pay $27,000,000 in cash at closing in addition to assuming certain liabilities. In addition, the Company will pay additional amounts in 2005 if certain milestones are achieved.

On November 8, 2004, the Company announced its intention to initiate a Dutch auction tender offer for up to 500,000 shares of its common stock, which represents approximately 5 percent of its outstanding shares. Under this procedure, the Company's stockholders will be given the opportunity to sell part or all of their shares to the Company at a price of not less than $30.00 per share and not more than $35.00 per share. This price range represents a 5.9% discount to a 9.8% premium when compared to the November 5, 2004 closing price of $31.874 per share. Based upon the minimum and maximum offering prices specified in the offer, the aggregate purchase price, if 500,000 shares are purchased, would range from $15,000,000 to $17,500,000.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On October 13, 2004, MemberWorks Incorporated (the "Company") began doing business as Vertrue Incorporated. The name change was intended to reflect the ever-broadening base of membership services that the Company offers to its customers. The Company is a category leader in both membership and loyalty programs. The Company's membership programs are both subscription and transaction based offerings focused on meeting consumer needs in large spending categories - healthcare, discounts, security and personals. Our programs offer everyday savings, event-oriented discounts, peace of mind and unique consumer benefits. Programs are available in English, French and Spanish and are increasingly customized for specific client customer segments or consumer communities. The Company's loyalty programs provide clients with a wide range of benefits to offer or market to their customers and include stand-alone benefits, reward point accumulation and management, gift certificate, merchandise and travel reward redemption. The Company's versatility in designing loyalty strategies and providing turnkey execution is essential in supporting and promoting the client's brand.

The Company operates in two business segments: Membership and Personals. For additional financial information about these business segments, see Note 13 to the condensed consolidated financial statements.

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

The personals business segment employs a transactional business model, in which users buy non-refundable credits up front and spend those credits only when they want to interact with other users. Personals revenues are generally recognized when the services are used.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that are important to the Company's financial condition and results of operations and involve subjective or complex judgments on the part of management, often as a result of the need to make estimates. The following areas require the use of judgments and estimates: membership cancellation rates, deferred marketing costs, valuation of goodwill and other intangible assets, estimation of remaining useful lives of intangible assets and valuation of deferred tax assets. Estimates in each of these areas are based on historical experience and various assumptions that the Company believes are appropriate. Actual results may differ from these estimates. The Company believes the areas listed above represent the critical accounting policies of the Company as contemplated by Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies." The Company's critical accounting policies are disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended June 30, 2004. Since the date of the Annual Report on Form 10-K, there have been no material changes to the Company's critical accounting policies. For a summary of all of the Company's significant accounting policies, see Note 2 to the consolidated financial statements located in the Company's 2004 Annual Report on Form 10-K.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2004

                                       Three Months Ended        Percent
                                           September 30,         Increase
                                    -------------------------  -----------
Revenues:                             2004            2003     '04 vs.'03
                                      ----            ----     -----------
Membership                          $ 117,278      $ 113,824        3%
Personals                              18,345              -        NM
                                    ----------     ----------  -----------
Total                               $ 135,623      $ 113,824       19%
                                    ==========     ==========  ===========
NM = Not Meaningful

Membership
Revenues increased 3% in 2004 primarily due to expanded product marketing with certain existing retail and loyalty clients. The net active retail members decreased 13% to 5.5 million as of September 30, 2004 primarily due to the decrease in members enrolled through the outbound telemarketing channel which was not completely offset by an increase in members enrolled through the Company's online and MemberLink channels. The decline in net active retail members may impact future revenues and profitability. The mix of new members enrolled in a monthly payment plan program was 83% and 63% in 2004 and 2003, respectively.

Revenues from members enrolled in different payment programs are summarized below:

                                                                 Percent
                                       Three Months Ended       Increase/
                                       September 30, 2004       (Decrease)
                                    -------------------------  -----------
Revenues:                              2004          2003      '04 vs.'03
                                       ----          ----      -----------
Monthly payment plans               $  49,457      $  26,348        88%
Annual payment plans:
   Initial year                        19,050         41,055       (54)%
   Renewal year                        48,771         46,421         5%
                                    ----------     ----------  -----------
Total                               $ 117,278      $ 113,824         3%
                                    ==========     ==========  ===========

Personals
Revenues were $18.3 million and represent the revenues of Lavalife, which was acquired by the Company on April 1, 2004. There were approximately 600,000 active customers as of September 30, 2004.

                                        Three Months Ended       Percent
                                           September 30,         Increase
                                    -------------------------  -----------
Operating income:                      2004           2003     '04 vs. '03
                                       ----           ----     -----------
Membership                          $  16,784      $   6,620       154%
Personals                                 (52)             -        NM
                                    ----------     ----------  -----------
Total                               $  16,732      $   6,620       153%
                                    ==========     ==========  ===========
NM = Not Meaningful

Membership
Operating income increased 154% primarily due to a decrease in marketing expenses incurred of 9% while revenues increased 3%. Marketing expenses were $60.9 million in 2004 versus $66.7 million in 2003 and, as a percentage of revenues, marketing expenses were 52% in 2004 versus 59% in 2003. These decreases were primarily due to the maturing of the monthly membership base. Operating income further benefited from a decrease in operating expenses. Operating expenses decreased 4% in 2004 and, as a percent of revenues were 18% in 2004 and 19% in 2003, primarily driven by the decreased costs incurred to service the lower membership base.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Personals
Operating loss was $52,000 in 2004 and represented the results of Lavalife. Operating loss reported for 2004 reflected $1.3 million of expense for the amortization of intangible assets.

                                        Three Months Ended       Percent
                                           September 30,         Increase
                                    -------------------------  -----------
Corporate:                             2004           2003     '04 vs.'03
                                       ----           ----     -----------
Interest (expense) income, net      $  (4,643)     $      33        NM
Other expense, net                       (135)          (162)       17%
Provision for income taxes              4,358          2,596        68%
NM = Not Meaningful

Interest expense, net. The increase in interest expense, net in 2004 was due to interest expense related to the 5.5% Convertible Senior Subordinated Notes issued in September 2003 and interest expense related to the 9.25% Senior Notes issued in April 2004. For additional information on these debt issuances, refer to the related discussion located in the Liquidity and Capital Resources section of this Quarterly Report on Form 10-Q.

Provision for income taxes. The Company recorded a provision for income taxes of $4.4 million and $2.6 million based on an effective tax rate of 36.5% and 40% in 2004 and 2003, respectively. The effective tax rate was higher than the U.S. federal statutory rate due to state tax expense and other non-deductible items. The estimated effective tax rate in 2004 decreased from the prior year due to certain tax planning strategies implemented. The Company expects an effective tax rate of approximately 37% for fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities is an important measure used to understand the Company's liquidity. Management believes it is useful to analyze the components of net cash provided by operating activities as follows: Revenue before deferral, marketing costs before deferral, operating expenses, general and administrative expenses and changes in assets and liabilities. For definitions and reconciliations of revenue before deferral and marketing costs before deferral see "Reconciliation of Non-GAAP Measures" located elsewhere in this Quarterly Report on Form 10-Q.

Net cash provided by operating activities was $7.9 million for the quarter ended September 30, 2004 and cash used by operating activities was $2.0 million for the quarter ended September 30, 2003.

Revenues before deferral increased 19% to $119.3 million for the quarter ended September 30, 2004 from $100.2 million for the quarter ended September 30, 2003 primarily due to revenues before deferral generated by Lavalife. The new annual weighted average program price point per retail member was flat compared to the prior year period at $105 for the quarter ended September 30, 2004. Monthly weighted average program price points per retail member were $11.83 and $10.72 for the quarter ended September 30, 2004 and 2003, respectively.

The table below summarizes the components of revenues before deferral for the three months ended September 30:

                                                    2004            2003
                                                  ----------     ----------
  Monthly payment plans                           $  50,295      $  31,823
  Annual payment plans:
     Initial year                                     9,627         21,000
     Renewal year                                    40,768         47,339
  Personals                                          18,598              -
                                                  ----------     ----------
  Total                                           $ 119,288      $ 100,162
                                                  ==========     ==========

Marketing costs before deferral were $62.2 million and $57.4 million for the quarter ended September 30, 2004 and 2003, respectively. For the quarter ended September 30, 2004, marketing costs before deferral increased 8% primarily due to marketing costs incurred by Lavalife offset by a decrease in the level of marketing through the outbound telemarketing channel. As a percent of revenue before deferral, marketing costs before deferral were 52% for the quarter ended September 30, 2004 versus 57% for the quarter ended September 30, 2003 due to the effect of the maturing base of members enrolled in a monthly payment plan program and the reduced level and mix of the higher cost outbound telemarketing.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by operating activities for the quarter ended September 30, 2004 was negatively impacted by increased general and administrative and operating expenses. The increase in these expenses was primarily due to the acquisition of Lavalife. Net cash provided by operating activities was also impacted by changes in assets and liabilities, which provided $1.2 million of cash for the quarter ended September 30, 2004 and used $7.3 million of cash for the quarter ended September 30, 2003. The primary driver of the increase in cash provided by changes in assets and liabilities for the quarter ended September 30, 2004 was the increase in accrued interest related to the Company's outstanding debt offset by a decrease in the allowance for membership cancellations which reflects the decrease in the programs marketed with an annual payment program.

Net cash used in investing activities was $8.6 million for the quarter ended September 30, 2004 compared to $0.9 million for the quarter ended September 30, 2003. For the quarter ended September 30, 2004, the Company purchased $8.2 million of short-term investments. Capital expenditures were $0.7 million and $0.9 million for the quarter ended September 30, 2004 and 2003, respectively.

Net cash used in financing activities was $7.0 million for the quarter ended September 30, 2004 compared to net cash provided by financing activities of $52.7 million for the quarter ended September 30, 2003. Net cash used in financing activities for the quarter ended September 30, 2004 principally reflected the use of $7.3 million in cash to repurchase the Company's stock offset by proceeds from the exercise of employee stock options of $0.9 million. Net cash provided by financing activities for the quarter ended September 30, 2003 principally reflected the issuance of $87.0 million in debt, net of issuance costs, and proceeds from the exercise of employee stock options of $22.1 million. These sources of cash were partially offset by the use of $56.4 million in cash to repurchase the Company's stock.

Debt Issuances
As of September 30, 2004, the Company has $237.7 million of debt outstanding. In September 2003, the Company issued $90.0 million aggregate principal amount 5.5% convertible senior subordinated notes ("Convertible Notes") due September 2010. The Convertible Notes bear interest at the rate of 5.5% per year, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year. Upon the occurrence of a change in control, holders of the Convertible Notes may require the Company to repurchase all or part of the Convertible Notes for cash.

In April 2004, the Company issued $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014 ("Senior Notes"). The Senior Notes were sold at 98.418% of the principal amount which results in an effective yield of 9.5%. Interest is payable in cash semi-annually in arrears on April 1 and October 1 of each year. A portion of the proceeds from the offering of the Senior Notes was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition. The Company intends to use the remaining proceeds for general corporate purposes, including working capital, future acquisitions and repurchases of the Company's common stock under the Company's stock buyback program to the extent permitted under the indenture governing the Senior Notes and the senior secured credit facility. The Senior Notes offering was made solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. The Senior Notes have not been registered under the Securities Act and may not be offered or sold in the United States, or to a U.S. person, absent registration or an applicable exemption from registration requirements. On November 5, 2004, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") related to the Senior Notes. The Company intends to use its best efforts to cause the registration statement to be declared effective by the SEC no later than 210 days after the original issuance of the Senior Notes.

Credit Facility
The Company has an amended and restated senior secured credit facility that allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate or the Federal Funds rate, plus an applicable margin. As of September 30, 2004, the availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and one year's worth of interest on the Senior Notes. As of September 30, 2004, the availability under the senior secured credit facility is approximately $25.7 million. As of September 30, 2004, the effective interest rate for borrowings under the senior secured credit facility was 4.75%. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. As of September 30, 2004, the Company was in compliance with all such debt covenants.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchase Program
The Company purchased 0.3 million shares for $7.3 million at an average price of $26.03 for the quarter ended September 30, 2004 compared to 1.7 million shares for $56.4 million at an average price of $33.24 for the quarter ended September 30, 2003. The Company utilized existing cash balances to repurchase shares for the quarter ended September 30, 2004. In October 2004, the Company's Board of Directors authorized the repurchase of an additional one million shares of its common stock under its ongoing stock repurchase program. Subsequent to this additional authorization, the Company has 1.7 million shares available for repurchase under its stock repurchase program.

On November 8, 2004, the Company announced its intention to initiate a Dutch auction tender offer for up to 500,000 shares of its common stock, which represents approximately 5 percent of its outstanding shares. Under this procedure, the Company's stockholders will be given the opportunity to sell part or all of their shares to the Company at a price of not less than $30.00 per share and not more than $35.00 per share. This price range represents a 5.9% discount to a 9.8% premium when compared to the November 5, 2004 closing price of $31.874 per share. Based upon the minimum and maximum offering prices specified in the offer, the aggregate purchase price, if 500,000 shares are purchased, would range from $15.0 million to $17.5 million.

On October 20, 2004, the Company announced that it had entered into an agreement to acquire Bargain Network Inc., a privately held provider of premier pricing services for homes, vehicles and consumer durables. The Company has agreed to pay $27 million in cash at closing in addition to assuming certain liabilities. In addition, the Company will pay additional amounts in 2005 if certain milestones are achieved.

As of September 30, 2004, the Company had cash and cash equivalents of $152.0 million in addition to its senior secured credit facility. The Company believes that existing cash and short term investment balances, together with funds available under its senior secured credit facility, will be sufficient to meet its funding requirements for the foreseeable future.

The Company did not have any material commitments for capital expenditures as of September 30, 2004. The Company intends to utilize cash on hand and cash generated from operations to fulfill any capital expenditure requirements during 2005.

RECONCILIATION OF NON-GAAP MEASURES

Management believes that revenues before deferral and marketing costs before deferral are important measures of liquidity and are significant factors in understanding the Company's operating cash flow trends. These non-GAAP measures are used by management and the Company's investors to understand the liquidity trends of the Company's marketing margins related to the current period operations which are reflected within the operating cash flow section of the cash flow statement. GAAP revenues and marketing expenses are important measures used to understand the marketing margins earned during the period in the income statement. However, in order to understand the Company's operating cash flow, it is important to understand the primary, current period drivers of that cash flow. Two of the primary indicators of operating liquidity for the period are revenues before deferral and marketing costs before deferral. Revenues before deferral are revenues before the application of SAB 104 and represent the revenues billed during the current reporting period less an allowance for membership cancellations. That is, revenues before deferral for a reporting period include membership fees received in the current reporting period that will be recorded as GAAP revenues in future reporting periods and exclude membership fees received in prior reporting periods that are recorded as GAAP revenues in the current reporting period. Marketing costs before deferral are marketing costs before the application of SAB 104 and SOP 93-7 and represent marketing costs paid for or accrued for during the current reporting period. That is, marketing costs before deferral for a reporting period include costs paid or accrued in the current reporting period that will be recorded as GAAP marketing expenses in future reporting periods and exclude marketing expenses paid or accrued in prior reporting periods that are recorded as GAAP marketing expenses in the current reporting period. Neither revenues before deferral nor marketing costs before deferral exclude charges or liabilities that will require cash settlement. Additionally, these measures are not a substitute for, or superior to, Revenues and Marketing Expenses prepared in accordance with generally accepted accounting principles. In light of the difference between revenues before deferral, marketing expenses before deferral and their most directly comparable GAAP measures, the Company solely uses these measures as liquidity measures and not as performance measures.

                            MEMBERWORKS INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues before deferral for the three months ended September 30, 2004 and 2003 are calculated as follows:
                                                             2004        2003
                                                          ----------  ----------
Revenues                                                  $ 135,623   $ 113,824
Change in deferred revenues                                 (16,335)    (13,662)
                                                          ----------  ----------
Revenues before deferral                                  $ 119,288   $ 100,162
                                                          ==========  ==========

Marketing cost before deferral for the three months ended September 30, 2004 and 2003 is calculated as follows:

                                                             2004        2003
                                                          ----------  ----------
Marketing expenses                                         $ 68,532    $ 66,656
Change in membership solicitation and other deferred costs   (6,348)     (9,221)
                                                          ----------  ----------
Marketing costs before deferral                            $ 62,184    $ 57,435
                                                          ==========  ==========

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

                            MEMBERWORKS INCORPORATED


Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

Interest Rate
The Company has a senior secured credit facility that allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate or the higher of the Prime rate or the Federal Funds rate plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of September 30, 2004. As of September 30, 2004, availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and one year's worth of interest on the Senior Notes. As of September 30, 2004, the availability under the senior secured credit facility is approximately $25.7 million. Management believes that an increase in the Eurodollar rate, the Prime rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on March 25, 2005, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. In addition, the Company has $90.0 million aggregate principal amount of 5.5% Convertible Notes due 2010 and $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Convertible Notes and the Senior Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year. The fair value of the fixed interest instruments are affected by changes in interest rates, and with respect to the Convertible Notes, are also affected by changes in the Company's stock price and volatility. The Company does not currently hedge interest rates with respect to its outstanding debt. As of September 30, 2004, the carrying value of the Convertible Notes and the Senior Notes was $90.0 million and $147.7 million, respectively, and the fair value of the notes were $85.5 million and $150.0 million, respectively.

Foreign Currency
The Company conducts business in certain foreign markets, primarily in Canada. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar. As the Company increases its operations in international markets, it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. As currency exchange rates change, translation of the income statements of the Company's international business into U.S. dollars affects year-over-year comparability of operating results.

The Company uses purchase option contracts and forward contacts to minimize its exposure to changes in future cash flows caused by movements in foreign currency exchange rates between the US dollar and the Canadian dollar. However, there can be no assurance that the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. The Company does not use derivatives for speculative purposes. Derivatives used to hedge forecasted transactions and specific cash flows associated with Canadian dollar denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings in the same line item as the underlying hedged item at the time the hedged item affects earnings.

Fair Value of Investments
The Company does not have material exposure to market risk with respect to investments, as the Company's investments are short-term in nature (original maturities of less than one year).

Item 4. Controls and Procedures
        -----------------------

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

                            MEMBERWORKS INCORPORATED

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

                            MEMBERWORKS INCORPORATED
                           PART II. OTHER INFORMATION

Item 1. Legal proceedings
        -----------------

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

On October 21, 2003, the Florida Attorney General's Office filed a civil complaint against the Company based upon concerns that some of its past marketing practices may have violated various consumer laws. On June 28, 2004, the Company announced that it had reached a voluntary settlement with the Florida Attorney General's office to alleviate these concerns. In connection with the settlement, the Company agreed to formalize its existing national Best Marketing Practices in the state of Florida and to pay the state of Florida costs of investigation of $950,000. The Company expects that the agreement will have little new effect on its business in Florida as the agreement serves to formalize the Company's already existing national marketing best practices in the state.

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

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The Court certified a class of Michigan residents. The Court has now signed an Order granting preliminary approval of a settlement agreement that has been signed by all parties. The Court will hold the Fairness/Approval hearing on November 22, 2004. The settlement agreement will have no financial or other material impact on the Company's business.

                            MEMBERWORKS INCORPORATED
                           PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity
        ------------------------------------------------------------------------
        Securities
        ----------

The following table summarizes the shares of the Company's equity securities purchased by or on behalf of the Company:

                                                                                                         Maximum
                                                                               Total Number of       Number of Shares
                                               Total                           Shares Purchased       that May Yet be
                                             Number of                       as Part of Publicly      Purchased Under
                                               Shares     Average Price        Announced Plans         the Plans or
Period                                       Purchased    Paid per Share       or Programs (1)          Programs
---------------------------------------     ------------  --------------     -------------------     ----------------
July 1, 2004 to July 31, 2004                        -       $    -                       -               993,507
August 1, 2004 to August 31, 2004              110,000       $ 25.00                110,000               883,507
September 1, 2004 to September 30, 2004        168,500       $ 26.70                168,500               715,007
                                            ------------  --------------     -------------------     ----------------
Total                                          278,500       $ 26.03                278,500               715,007
                                            ============  ==============     ===================     ================

(1) During 2004, the Board of Directors authorized the following share amounts to be purchased under the Company's stock buyback program originally authorized during fiscal 1997:
         January 2004 - authorized an additional 1,000,000 shares, no expiration.
         October 2004 - authorized an additional 1,000,000 shares, no expiration.

Item 6.  Exhibits
         --------

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


                                    MEMBERWORKS INCORPORATED
                                    (Registrant)


Date: November 9, 2004              By: /s/ Gary A. Johnson
                                        -------------------
                                    Gary A. Johnson, President, Chief
                                    Executive Officer and Director


      November 9, 2004              By: /s/ James B. Duffy
                                        ------------------
                                    James B. Duffy, Executive Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)