Form 10-Q
period 2004-12-31
VERTRUE INC
filed 2005-02-09
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
____   Exchange Act of 1934 for the quarterly period ended  December 31, 2004
        or
____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.


                           Commission File No. 0-21527

                              VERTRUE INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                   06-1276882
--------                                                   ----------
(State of Incorporation)                                  (IRS Employer
                                                    Identification No.)


680 Washington Boulevard
Stamford, Connecticut                                        06901
---------------------                                        -----
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

Indicate the number of shares outstanding of each of the registrant's class of common stock as of the latest practicable date: 9,256,000 shares of Common Stock, $0.01 par value as of January 31, 2005.

                              VERTRUE INCORPORATED
                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                                           PAGE

Item 1.    Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets as of December 31, 2004
           and June 30, 2004                                                                  1

           Condensed Consolidated Statements of Operations for the Three and Six
           Months Ended December 31, 2004 and 2003                                            2

           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended December 31, 2004 and 2003                                            3

           Notes to Condensed Consolidated Financial Statements                               4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               17

           Forward Looking Statements                                                        24

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        26

Item 4.    Controls and Procedures                                                           26

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 28

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                       29

Item 4.    Submission of Matters to a Vote of Security Holders                               29

Item 5.    Other Information                                                                 30

Item 6.    Exhibits                                                                          30

Signatures                                                                                   31


                              VERTRUE INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except per share amounts)



                                                                                          December 31,       June 30,
                                                                                              2004             2004
                                                                                        ----------------- ---------------
                                       Assets
Current assets:
  Cash and cash equivalents                                                             $      151,072    $      159,496
  Restricted cash                                                                                2,837             3,120
  Short-term investments                                                                         7,675             7,650
  Accounts receivable (net of allowance for doubtful accounts of $238 and $235 at
    December 31, 2004 and June 30, 2004, respectively)                                          14,987            10,557
  Prepaid membership materials                                                                   4,459             3,233
  Prepaid expenses and other current assets                                                      8,206             4,886
  Membership solicitation and other deferred costs                                              44,049            52,428
                                                                                        ----------------- ---------------
             Total current assets                                                              233,285           241,370
Fixed assets, net                                                                               40,617            36,540
Goodwill                                                                                       161,636           125,675
Intangible assets, net                                                                          39,204            38,872
Other assets                                                                                    11,702            10,705
                                                                                        ----------------- ---------------
             Total assets                                                               $      486,444    $      453,162
                                                                                        ================= ===============

                        Liabilities and Shareholders' Deficit
Current liabilities:
  Current maturities of long-term obligations                                           $          705    $          338
  Accounts payable                                                                              34,091            35,185
  Accrued liabilities                                                                           97,493            66,075
  Deferred revenues                                                                            121,113           138,381
  Deferred income taxes                                                                         10,679            12,323
                                                                                        ----------------- ---------------
             Total current liabilities                                                         264,081           252,302
Deferred income taxes                                                                           11,547             4,354
Other long-term liabilities                                                                      5,609             4,930
Long-term debt                                                                                 237,735           237,659
                                                                                        ----------------- ---------------
             Total liabilities                                                                 518,972           499,245
                                                                                        ----------------- ---------------

Commitments and contingencies (Note 10)                                                              -                 -

Shareholders' deficit:
  Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued                      -                 -
  Common stock, $0.01 par value -- 40,000 shares authorized;
    19,415 shares issued (19,089 shares at June 30, 2004)                                          194               191
  Capital in excess of par value                                                               163,630           156,457
  Accumulated earnings                                                                          23,610            10,131
  Accumulated other comprehensive loss                                                             923              (373)
  Treasury stock, 9,167 shares at cost (8,852 shares at June 30, 2004)                        (220,885)         (212,489)
                                                                                        ----------------- ---------------
             Total shareholders' deficit                                                       (32,528)          (46,083)
                                                                                        ----------------- ---------------
             Total liabilities and shareholders' deficit                                $      486,444    $      453,162
                                                                                        ================= ===============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              VERTRUE INCORPORATED
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)


                                                             Three months ended                 Six months ended
                                                                December 31,                      December 31,
                                                       -------------------------------- ----------------------------------
                                                             2004            2003             2004             2003
                                                       ---------------- --------------- ----------------- ----------------

Revenues                                               $      136,479   $    123,164    $      272,102    $      236,988

Expenses:
    Marketing                                                  68,689         66,745           137,221           133,401
    Operating                                                  25,952         23,042            50,162            44,505
    General and administrative                                 26,302         19,195            50,907            37,962
    Amortization of intangibles                                 1,753            271             3,297               589
                                                       ---------------- --------------- ----------------- ----------------

Operating income                                               13,783         13,911            30,515            20,531
Interest expense, net                                          (4,611)        (1,084)           (9,254)           (1,051)
Other income (expense), net                                       428            (52)              293              (214)
                                                       ---------------- --------------- ----------------- ----------------

Income before income taxes                                      9,600         12,775            21,554            19,266
Provision for income taxes                                      3,717          5,110             8,075             7,706
                                                       ---------------- --------------- ----------------- ----------------
Net income                                             $        5,883   $      7,665    $       13,479    $       11,560
                                                       ================ =============== ================= ================

Basic earnings per share                               $         0.58   $       0.71    $       1.33      $         1.03
                                                       ================ =============== ================= ================
Diluted earnings per share                             $         0.51   $       0.60    $       1.16      $         0.91
                                                       ================ =============== ================= ================

Weighted average common shares used in earnings per
share calculations:
     Basic                                                     10,128         10,756            10,151            11,192
                                                       ================ =============== ================= ================
     Diluted                                                   13,063         14,074            13,003            13,541
                                                       ================ =============== ================= ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              VERTRUE INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                   Six Months Ended
                                                                                     December 31,
                                                                           ----------------------------------
                                                                                2004              2003
                                                                           ----------------  ----------------
Operating activities
  Net income                                                               $       13,479    $       11,560
  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Change in deferred revenues                                                  (19,369)          (17,733)
     Change in membership solicitation and other deferred costs                     8,685            15,368
     Depreciation and amortization                                                 10,422             5,242
     Deferred and other income taxes                                                3,197             5,304
     Tax benefit from employee stock plans                                            939             1,553
     Other                                                                            422               720

  Change in assets and liabilities:
     Restricted cash                                                                  283              (437)
     Accounts receivable                                                           (3,939)           (2,764)
     Prepaid membership materials                                                  (1,150)           (1,996)
     Prepaid expenses                                                              (2,247)            1,243
     Other assets                                                                     (19)             (140)
     Accounts payable                                                                 834            (3,351)
     Accrued and other liabilities                                                  3,089             5,872
                                                                           ----------------  ----------------
Net cash provided by operating activities                                          14,626            20,441
                                                                           ----------------  ----------------

Investing activities
  Acquisition of fixed assets                                                      (4,339)           (2,538)
  Net settlement of short-term investments                                            264                 -
  Acquisition of business and other investing activities                          (16,097)                -
                                                                           ----------------  ----------------
Net cash used in investing activities                                             (20,172)           (2,538)
                                                                           ----------------  ----------------

Financing activities
  Net proceeds from exercise of stock options                                       6,237            22,551
  Treasury stock purchases                                                         (8,396)          (79,078)
  (Debt issuance costs) net proceeds from issuance of debt                           (750)           86,568
  Payments of long-term obligations                                                  (204)             (250)
                                                                           ----------------  ----------------
Net cash (used in) provided by financing activities                                (3,113)           29,791
                                                                           ----------------  ----------------
Effect of exchange rate changes on cash and cash equivalents                          235                41
                                                                           ----------------  ----------------
Net (decrease) increase in cash and cash equivalents                               (8,424)           47,735
Cash and cash equivalents at beginning of period                                  159,496            72,260
                                                                           ----------------  ----------------
Cash and cash equivalents at end of period                                 $      151,072    $      119,995
                                                                           ================  ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS
Vertrue Incorporated (the "Company"), a Delaware Corporation, began doing business as Cardmember Publishing Corporation in 1986 and was organized as MemberWorks Incorporated in 1996. On October 13, 2004, the Company began doing business as Vertrue Incorporated. On November 18, 2004, the Company's shareholders approved an amendment to the Company's charter formally changing its name to Vertrue Incorporated. The name change was intended to reflect the ever-broadening base of membership services that the Company offers to its customers. The Company is a category leader in both membership and loyalty programs. The Company's membership programs are both subscription and transaction based offerings focused on meeting consumer needs in large spending categories - healthcare, discounts, security and personals. The Company's programs offer everyday savings, event-oriented discounts, peace of mind and unique consumer benefits. Programs are available in English, French and Spanish and are increasingly customized for specific client customer segments or consumer communities. The Company's loyalty programs provide clients with a wide range of benefits to offer or market to their customers and include stand-alone benefits, reward point accumulation and management, gift certificate, merchandise and travel reward redemption. The Company's versatility in designing loyalty strategies and providing turnkey execution is essential in supporting and promoting the client's brand.

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2004.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company acquired Lavalife Inc. on April 1, 2004 and Bargain Network,
Inc. on November 30, 2004. Therefore, the results of operations of Lavalife Inc. and Bargain Network, Inc. have been included in the consolidated results of operations since the dates of acquisition and are not included in the results of operations for the three and six months ended December 31, 2003. The results of Bargain Network, Inc. are included in the Membership segment and the results of Lavalife Inc. are included in the Personals segment.

NOTE 3 - RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

                                                                      Three months ended            Six months ended
                                                                         December 31,                 December 31,
                                                                  ---------------------------- ---------------------------
                                                                       2004          2003          2004          2003
                                                                  --------------- ------------ -------------- ------------
Net income reported                                               $     5,883     $   7,665    $    13,479    $   11,560
Add: Stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of
   related tax effects                                                      -             -              -           -
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of
   related tax effects                                                    961         1,262          1,940         2,527
                                                                  --------------- ------------ -------------- ------------
Pro forma net income                                              $     4,922     $   6,403    $    11,539    $    9,033
                                                                  =============== ============ ============== ============

Earnings per share:
   As reported:
     Basic                                                        $       0.58    $     0.71   $       1.33   $     1.03
     Diluted                                                      $       0.51    $     0.60   $       1.16   $     0.91
   Pro forma:
     Basic                                                        $       0.49    $     0.60   $       1.14   $     0.81
     Diluted                                                      $       0.43    $     0.51   $       0.99   $     0.72

NOTE 5 - BUSINESS COMBINATIONS
On November 30, 2004, the Company completed the acquisition of certain of the assets of Bargain Network, Inc., a privately held provider of premier pricing services for homes, vehicles and consumer durables. The Company acquired certain of the assets of Bargain Network, Inc. in order to expand its direct to consumer marketing presence. The purchase price, which excludes fees and expenses and is subject to certain purchase price adjustments, amounted to $27,771,000, of which $16,000,000 was paid subsequent to December 31, 2004. In addition, the Company assumed certain liabilities amounting to $4,729,000. The Company estimates that contingent payments of up to $31,883,000 may be paid if certain performance targets, including increasing levels of earnings, are achieved through June 30, 2005. Any additional payments under the contingency arrangement would be considered additional purchase price and allocated to the net assets acquired. The Company identified $3,200,000 of intangible assets other than goodwill in conjunction with the acquisition of certain of the assets of Bargain Network, Inc. The $36,945,000 of unallocated excess merger consideration over the net assets acquired was allocated to goodwill and the entire amount is deductible for tax purposes. See Note 6 for a detailed description of the identified intangible assets and goodwill identified in connection with this business combination. The fair values of the acquired assets and liabilities assumed at the date of acquisition are as follows (in thousands):

                Current assets                        $          2,238
                Fixed assets                                     6,066
                Goodwill arising in the acquisition             36,945
                Intangible assets                                3,200
                Other assets                                       995
                Current liabilities                             (3,904)
                Other long-term obligations                       (769)
                                                         --------------
                Net assets acquired                   $         44,771
                                                         ==============

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

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pro Forma Results
The following unaudited pro forma results of operations for the three and six months ended December 31, 2004 and 2003 have been prepared assuming the Lavalife acquisition had occurred on July 1, 2003. These pro forma results are not necessarily indicative of the results of future operations or results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data).

                                              Three Months Ended December 31,         Six Months Ended December 31,
                                            ------------------------------------  ------------------------------------
                                                   2004              2003               2004               2003
                                            ------------------- ----------------  ------------------  ----------------
Revenues                                    $      136,479      $      140,401    $       272,102     $     272,531
Net income                                           5,883               7,168             13,479            12,937

Basic earnings per share                    $         0.58      $         0.64    $          1.33     $        1.16
Diluted earnings per share                            0.51                0.54               1.16              1.01

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                  As of December 31, 2004                As of June 30, 2004
                                            ------------------------------------- -----------------------------------
                                              Gross Carrying      Accumulated      Gross Carrying      Accumulated
                                                  Amount          Amortization         Amount         Amortization
                                            ------------------- ----------------- ------------------ ----------------
Amortizable intangible assets:
   Membership and client relationships      $      29,695       $     (11,218)    $      27,999      $      (8,686)
   Trade names                                     20,118                (935)           18,543               (310)
   Other                                            1,520              (1,026)            1,162               (886)
                                            ------------------- ----------------- ------------------ ----------------
      Total amortizable intangible assets          51,333             (13,179)           47,704             (9,882)
                                            ------------------- ----------------- ------------------ ----------------
      Amortizable intangible assets, net    $      38,154                         $      37,822
                                            ===================                   ==================

Unamortizable intangible assets:
     Goodwill                               $     161,636                         $     125,675
     Intangible asset related to minimum
         pension liability                  $       1,050                         $       1,050

The future intangible amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Year
     2005                                     $       7,381
     2006                                             6,870
     2007                                             5,295
     2008                                             3,275
     2009                                             2,854

The changes in the carrying amount of goodwill by segment for the six months ended December 31, 2004 are as follows (in thousands):

                                                         Membership        Personals           Total
                                                         ----------        ---------           -----
  Balance at June 30, 2004                           $       42,040    $      83,635     $     125,675
  Arising from the Bargain Network, Inc. acquisition         36,945                -            36,945
  Arising from purchase adjustments                              -              (984)             (984)
                                                     ----------------- ----------------- -----------------
  Balance at December 31, 2004                       $       78,985    $      82,651     $     161,636
                                                     ================= ================= =================

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill was tested for impairment during the quarters ended September 30, 2004 and 2003 as required by SFAS 142. The Company concluded that none of its goodwill was impaired. Fair value was estimated using a discounted cash flow method. In addition, the Company reassessed the estimated useful lives of its definite lived intangible assets and determined that the lives were appropriate. The Company will continue to test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

As part of the acquisition of certain of the assets of Bargain Network, Inc. on November 30, 2004, the Company acquired intangible assets of $40,145,000. Of that amount, $1,700,000 was assigned to membership and client relationships and $1,500,000 was assigned to trade names. These identified intangible assets are subject to periodic amortization over the estimated useful lives ranging from 2 to 4 years. Goodwill of $36,945,000, which is not subject to amortization, also arose in connection with the acquisition.

NOTE 7 - FOREIGN CURRENCY INSTRUMENTS
The Company uses purchase option contracts and forward contracts to minimize its exposure to changes in future cash flows caused by movements in foreign currency exchange rates between the U.S. dollar and the Canadian dollar. Derivatives are held only for the purpose of hedging such risks and are not used for speculative purposes. Derivatives used to hedge forecasted cash flows associated with Canadian dollar denominated forecasted transactions that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of derivative gains and losses is deferred as a component of accumulated other comprehensive income and is recognized concurrent with the recognition in earnings of the underlying hedged item.

The fair value of these contracts is included in prepaid and other current assets. As of December 31, 2004, the fair value of these instruments was $1,220,000 (asset). Derivative gains and losses recognized in earnings were recorded in operating expenses and general administrative expenses and amounted to a gain of $567,000 and $611,000 for three and six months ended December 31, 2004, respectively. All forecasted transactions currently being hedged are expected to occur over the next six months. There were no such derivative instruments utilized during the three or six months ended December 31, 2003.

NOTE 8 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities set forth in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2004 and June 30, 2004 include an allowance for membership cancellations of $14,465,000 and $14,156,000, respectively. Recording an allowance for membership cancellations has the effect of reducing the amount of deferred membership fees recorded.

NOTE 9 - RESTRUCTURING CHARGES
The restructuring reserve balance, which is recorded in accrued liabilities and other long-term liabilities, amounted to $1,575,000 and $1,644,000 as of December 31, 2004 and June 30, 2004, respectively. Cash payments for the three and six months ended December 31, 2004 were $21,000 and $69,000, respectively, and relate to lease obligations.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

On March 25, 2004, the Company entered into an amended and restated senior secured credit facility that allows borrowings of up to $45,000,000. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate or the Federal Funds rate, plus an applicable margin. The availability under the senior secured credit facility is reduced by outstanding letters of credit of $19,859,000, of which $14,400,000 expired on January 5, 2005, and by one year's worth of interest on the Senior Notes. There were no borrowings outstanding under this bank credit facility as of December 31, 2004. As of December 31, 2004, the availability under the senior secured credit facility was $11,266,000.

On November 30, 2004, the Company completed the acquisition of certain of the assets of Bargain Network, Inc. Contingent payments of up to $31,883,000 may be paid if certain performance targets, including increasing levels of earnings, are achieved through June 30, 2005. See Note 5 for details.

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that the Company was not liable to MedVal for any compensatory damages, they awarded $5,459,000 in punitive damages and costs against the Company solely under CUTPA. The Company believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. While the Company intends to take action to prevent the enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that the Company will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company was ultimately unsuccessful in this or other available appeals, and a final non-appealable court order confirming the arbitration award is rendered, the payment of the award could have a material adverse effect on the Company's results of operations in the period in which the final order is entered.

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The Court certified a class of Michigan residents. The Court has now signed an Order granting preliminary approval of a settlement agreement that has been signed by all parties. The Court approved the settlement at a Fairness/Approval hearing on November 22, 2004. The settlement agreement will have no financial or other material impact on the Company's business.

NOTE 11 - DUTCH AUCTION SELF-TENDER OFFER
On November 8, 2004, the Board of Directors authorized a modified Dutch
Auction self-tender offer for up to 500,000 shares of its common stock. Under the terms of the self-tender offer and as approved by the Board of Directors, the Company's stockholders were given the opportunity to tender part or all of their shares to the Company at a price of not less than $33.50 per share and not more than $38.50 per share. The self-tender offer closed on January 7, 2005 (See
Note 19).

NOTE 12 - INCOME TAX EXPENSE
Income tax expense as a percentage of pre-tax income was 38.7% and 40% for the three months ended December 31, 2004 and 2003, respectively, and 37.5% and 40% for the six months ended December 31, 2004 and 2003, respectively. The effective tax rate was higher than the U.S. statutory rate for the three and six months ended December 31, 2004 and 2003 primarily due to state tax expense. The estimated effective tax rate for the three and six months ended December 31, 2004 decreased from the same periods in the prior year due to certain tax planning strategies implemented. The Company expects to report an effective tax rate of approximately 37% for fiscal 2005. Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock based compensation plans reduced taxes payable by $810,000 and $38,000 for the three months ended December 31, 2004 and 2003, respectively, and by $939,000 and $1,553,000 for the six months ended December 31, 2004 and 2003, respectively. Such benefits are credited to capital in excess of par value.

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 13 - EARNINGS PER SHARE
Basic and diluted earnings per share amounts are determined in accordance with the provisions SFAS 128. The following table sets forth the reconciliation of the numerators and denominators in the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                                           Three Months Ended          Six Months Ended
                                                                              December 31,               December 31,
                                                                       --------------------------- -------------------------
                                                                          2004          2003          2004         2003
                                                                       ------------ -------------- ------------ ------------
Numerator:
Income available to common shareholders used in basic earnings per
   share                                                             $     5,883  $       7,665  $    13,479  $       11,560
Add Back:  Interest expense on convertible securities, net of tax            761            743        1,547             751
                                                                       ------------ -------------- ------------ ------------
Income available to common shareholders after assumed conversion of
  dilutive securities for diluted earning per share                  $     6,644  $       8,408  $    15,026  $       12,311
                                                                       ============ ============== ============ ============

Denominator :
Weighted average number of common shares outstanding- basic               10,128         10,756       10,151          11,192
Effect of dilutive securities:
   Convertible securities                                                  2,230          2,230        2,230           1,127
   Stock options                                                             705          1,088          622           1,222
                                                                       ------------ -------------- ------------ ------------
Weighted average number of common shares outstanding- diluted             13,063         14,074       13,003          13,541
                                                                       ============ ============== ============ ============

Basic earnings per share                                              $     0.58   $      0.71    $     1.33   $      1.03
                                                                       ============ ============== ============ ============
Diluted earnings per share                                            $     0.51   $      0.60    $     1.16   $      0.91
                                                                       ============ ============== ============ ============

The diluted earnings per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. For the three months ended December 31, 2004 and 2003, the Company had 44,000 and 996,000 shares, respectively, of potentially dilutive stock options outstanding that are not included in the calculation as they are antidilutive. For the six months ended December 31, 2004 and 2003, the Company had 917,000 and 765,000 shares, respectively, of potentially dilutive stock options that are not included in the calculations as they are antidilutive.

NOTE 14 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in thousands):

                                                                          Three Months Ended           Six Months Ended
                                                                             December 31,                December 31,
                                                                     ----------------------------- -------------------------
                                                                         2004           2003          2004         2003
                                                                     -------------- -------------- ------------ ------------
Net income                                                           $    5,883     $    7,665     $   13,479   $   11,560
Unrealized gain on derivative assets                                        454              -          1,203            -
Foreign currency translation (loss) gain                                     (5)            14             93           16
                                                                     -------------- -------------- ------------ ------------
Comprehensive income                                                 $    6,332     $    7,679     $   14,775   $   11,576
                                                                     ============== ============== ============ ============

NOTE 15 - BUSINESS SEGMENTS
The operating business segments reported below are the business segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. Prior to the acquisition of Lavalife in April 2004, the Company operated as one reportable business segment. Subsequent to the acquisition of Lavalife, the Company operates as two reportable business segments: Membership and Personals. The Membership business segment is primarily involved in the marketing of membership programs to consumers. The Personals business segment is primarily involved in providing both web-based and IVR-based personals services to its customers. The results of Bargain Network, Inc. have been included in the Membership segment.

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management evaluates the operating results of each of its reportable business segments based upon revenue and operating income. The following is a summary of revenues, operating income, and assets by business segment (in thousands):

                                                                  Three Months Ended                 Six Months Ended
                                                                     December 31,                       December 31,
                                                            -------------------------------    --------------------------------
                                                                   2004           2003                2004           2003
                                                            --------------    -------------    --------------    --------------
        Revenues:
           Membership                                       $   118,714       $ 123,164         $   235,992      $ 236,988
           Personals                                             17,901               -              36,246              -
           Intersegment                                            (136)              -               (136)              -
                                                            --------------    -------------    --------------    --------------
              Total                                         $   136,479       $ 123,164         $   272,102      $ 236,988
                                                            ==============    =============    ==============    ==============

        Operating Income (1):
           Membership                                       $    15,015       $  13,911         $    31,798      $  20,531
           Personals                                             (1,232)              -              (1,283)             -
                                                            --------------    -------------    --------------    --------------
              Total                                         $    13,783       $  13,911         $    30,515      $  20,531
                                                            ==============    =============    ==============    ==============

                                                           December 31,       June 30,
                                                               2004             2004
                                                         ----------------- ---------------
         Assets:
            Membership                                   $      236,306    $     178,723
            Personals                                           136,452          136,874
            Corporate and other (2)                             113,686          137,565
                                                         ----------------- ---------------
               Total                                     $      486,444    $     453,162
                                                         ================= ===============

          (1)  Operating income includes amortization of intangible assets of:


                                                                Three Months Ended                   Six Months Ended
                                                                   December 31,                        December 31,
                                                         ----------------------------------  ----------------------------------
                                                                  2004             2003              2004              2003
                                                         ----------------- ----------------  ---------------- -----------------
         Membership                                         $       452       $       271       $       694      $      589
         Personals                                                1,301                 -             2,603               -
                                                         ----------------- ----------------  ---------------- -----------------
         Total                                              $     1,753       $       271       $     3,297      $      589
                                                         ================= ================  ================ =================

          (2) Represents unallocated non-operating assets including non-operating cash, short-term investments, debt issuance costs and other.

NOTE 16 - GUARANTOR AND NONGUARANTOR FINANCIAL INFORMATION
In April 2004, the Company issued $150,000,000 aggregate principal amount of 9.25% Senior Notes in a private placement pursuant to Rule 144A. The Senior Notes are unsecured obligations and rank pari passu in right of payment to all of the Company's existing and future senior unsecured indebtedness and senior in right of payment to all of the Company's existing and future subordinated indebtedness that expressly provides for its subordination to the Senior Notes. The Senior Notes are fully and unconditionally guaranteed by all of the Company's existing and future domestic subsidiaries that guarantee our Credit Facility (as defined in the Indenture governing the Senior Notes) and certain of the Company's existing and future foreign subsidiaries.

The following consolidating financial information presents the consolidating balance sheets as of December 31, 2004 and June 30, 2004, the related statements of operations for the three and six months ended December 31, 2004 and 2003 and the related statements of cash flows for the six months ended December 31, 2004 and 2003. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor and nonguarantor entities.

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Investments in subsidiaries are accounted for by the Parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                           CONSOLIDATED BALANCE SHEETS


                                                                                  As of December 31, 2004
                                                          -------------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                   Consolidated
                                                           Parent    Subsidiaries    Subsidiaries    Eliminations      Total
                                                         ----------  -----------    --------------  ------------   ------------
                         Assets                                                     (in thousands)
Current assets                                           $  170,979  $    55,192    $       15,371  $     (8,257)  $    233,285
Fixed assets, net                                            19,567       12,913             8,137             -         40,617
Goodwill                                                          -      117,972            43,664             -        161,636
Intangible assets, net                                        1,332       34,822             3,050             -         39,204
Other assets                                                 10,667           54               981             -         11,702
Intercompany notes receivable                                 2,052            -                 -        (2,052)             -
Investment in subsidiaries                                  219,089            -                 -      (219,089)             -
                                                         ----------  -----------    --------------  ------------   ------------
        Total assets                                     $  423,686  $   220,953    $       71,203  $   (229,398)  $    486,444
                                                         ==========  ===========    ==============  ============   ============

     Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                      $  213,344  $    43,894    $       15,100  $     (8,257)  $    264,081
Deferred income taxes                                         1,495       10,107               (55)            -         11,547
Other long-term liabilities                                   3,640            -             1,969             -          5,609
Intercompany notes payable                                        -        2,052                 -        (2,052)             -
Long-term debt                                              237,735            -                 -             -        237,735
                                                         ----------  -----------    --------------  ------------   ------------
        Total liabilities                                   456,214       56,053            17,014       (10,309)       518,972
                                                         ----------  -----------    --------------  ------------   ------------

Shareholders' (deficit) equity:
    Preferred stock                                               -            -                 -             -              -
    Common stock                                                194            6                 3            (9)           194
    Capital in excess of par value                          163,630      165,070            54,335      (219,405)       163,630
    Accumulated (deficit) earnings                           23,610       (1,012)              (47)        1,059         23,610
    Accumulated other comprehensive loss                        923          836              (102)         (734)           923
    Treasury stock                                         (220,885)           -                 -             -       (220,885)
                                                         ----------  -----------    --------------  ------------   ------------
        Total shareholders' (deficit) equity                (32,528)     164,900            54,189      (219,089)       (32,528)
                                                         ----------  -----------    --------------  ------------   ------------
        Total liabilities and shareholders' (deficit)
          equity                                         $  423,686  $   220,953    $       71,203  $    (229,398) $    486,444
                                                         ==========  ===========    ==============  ============   ============

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED BALANCE SHEETS


                                                                                    As of June 30, 2004
                                                          -------------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                   Consolidated
                                                           Parent    Subsidiaries    Subsidiaries    Eliminations      Total
                                                         ----------  -----------    --------------  ------------   ------------
                         Assets                                                       (in thousands)
Current assets                                           $  194,227  $    42,955    $       10,760  $     (6,572)  $    241,370
Fixed assets, net                                            19,675       14,823             2,042             -         36,540
Goodwill                                                          -      118,956             6,719             -        125,675
Intangible assets, net                                        1,050       37,822                 -             -         38,872
Other assets                                                 10,666           39                 -             -         10,705
Intercompany notes receivable                                95,543            -                 -       (95,543)             -
Investment in subsidiaries                                   78,633            -                 -       (78,633)             -
                                                         ----------  -----------    --------------  ------------   ------------
        Total assets                                     $  399,794  $   214,595    $       19,521  $   (180,748)  $    453,162
                                                         ==========  ===========    ==============  ============   ============

     Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                      $  206,915  $    40,549    $       11,410  $     (6,572)  $    252,302
Deferred income taxes                                        (2,402)       6,647               109             -          4,354
Other long-term liabilities                                   3,705            -             1,225             -          4,930
Intercompany notes payable                                        -       95,543                 -       (95,543)             -
Long-term debt                                              237,659            -                 -             -        237,659
                                                         ----------  -----------    --------------  ------------   ------------
        Total liabilities                                   445,877      142,739            12,744      (102,115)       499,245
                                                         ----------  -----------    --------------  ------------   ------------

Shareholders' (deficit) equity:
    Preferred stock                                               -            -                 -             -              -
    Common stock                                                191            6                 3            (9)           191
    Capital in excess of par value                          156,457       71,744             9,564       (81,308)       156,457
    Accumulated (deficit) earnings                           10,131          (15)           (2,305)        2,320         10,131
    Accumulated other comprehensive loss                       (373)         121              (485)          364           (373)
    Treasury stock                                         (212,489)           -                 -             -       (212,489)
                                                         ----------  -----------    --------------  ------------   ------------
        Total shareholders' (deficit) equity                (46,083)      71,856             6,777       (78,633)       (46,083)
                                                         ----------  -----------    --------------  ------------   ------------
        Total liabilities and shareholders' (deficit)
          equity                                         $  399,794  $   214,595    $       19,521  $    (180,748) $    453,162
                                                         ==========  ===========    ==============  ============   ============

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Three Months Ended December 31, 2004
                                                      -----------------------------------------------------------------------
                                                                    Guarantor     Nonguarantor                  Consolidated
                                                        Parent    Subsidiaries    Subsidiaries   Eliminations      Total
                                                      ----------  -----------    --------------  ------------   -------------
                                                                                   (in thousands)
Revenues                                              $   92,351  $    35,316   $       10,026   $      (1,214) $     136,479
Expenses:
    Marketing                                             49,373       16,839            2,984           (507)         68,689
    Operating                                             15,616        7,291            3,752           (707)         25,952
    General and administrative                            15,664        8,588            2,050              -          26,302
    Amortization of intangible assets                         76        1,527              150              -           1,753
                                                      ----------  -----------    --------------  ------------   -------------
Operating income                                          11,622        1,071            1,090              -          13,783
Equity in income of subsidiary                             1,767            -                -         (1,767)              -
Interest (expense) income, net                            (4,649)          37                1              -          (4,611)
Other income (expense), net                                   (5)         419               14              -             428
                                                      ----------  -----------    --------------  ------------   -------------
Income before income taxes                                 8,735        1,527            1,105         (1,767)          9,600
Provision for income taxes                                 2,852          321              544              -           3,717
                                                      ----------  -----------    --------------  ------------   -------------
Net income                                            $    5,883  $     1,206   $          561   $     (1,767)  $       5,883
                                                      ==========  ===========    ==============  ============   =============


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Three Months Ended December 31, 2003
                                                      -----------------------------------------------------------------------
                                                                    Guarantor     Nonguarantor                   Consolidated
                                                        Parent    Subsidiaries    Subsidiaries   Eliminations      Total
                                                      ----------  -----------    --------------  ------------   ------------
                                                                                   (in thousands)
Revenues                                              $  103,006  $    15,128    $        5,451  $        (421) $     123,164
Expenses:
    Marketing                                             58,013        7,532             1,200             -          66,745
    Operating                                             17,762        3,156             2,545          (421)         23,042
    General and administrative                            15,631        2,583               981             -          19,195
    Amortization of intangible assets                          -          271                 -             -             271
                                                      ----------  -----------    --------------  ------------   -------------
Operating income                                          11,600        1,586               725             -          13,911
Equity in income of subsidiaries                           1,423            -                 -        (1,423)              -
Interest (expense) income, net                            (1,139)          30                25             -         (1,084)
Other income (expense), net                                  (57)          31               (26)            -            (52)
                                                      ----------  -----------    --------------  ------------   -------------
Income before income taxes                                11,827        1,647               724        (1,423)         12,775
Provision for income taxes                                 4,162          659               289             -           5,110
                                                      ----------  -----------    --------------  ------------   -------------
Net income                                            $    7,665  $       988    $          435  $     (1,423)  $       7,665
                                                      ==========  ===========    ==============  ============   =============

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Six Months Ended December 31, 2004
                                                      -----------------------------------------------------------------------
                                                                    Guarantor     Nonguarantor                   Consolidated
                                                        Parent    Subsidiaries    Subsidiaries   Eliminations       Total
                                                      ----------  -----------    --------------  ------------   ------------
                                                                                   (in thousands)
Revenues                                              $  188,636  $    69,822   $       15,346   $      (1,702) $     272,102
Expenses:
    Marketing                                             99,872       33,404            4,452           (507)        137,221
    Operating                                             30,748       14,480            6,129         (1,195)         50,162
    General and administrative                            31,178       16,769            2,960              -          50,907
    Amortization of intangible assets                         76        3,071              150              -           3,297
                                                      ----------  -----------    --------------  ------------   -------------
Operating income                                          26,762        2,098            1,655              -          30,515
Equity in income of subsidiary                             2,587            -                -         (2,587)              -
Interest (expense) income, net                            (9,349)          91                4              -          (9,254)
Other income (expense), net                                  (98)         355               36              -             293
                                                      ----------  -----------    --------------  ------------   -------------
Income before income taxes                                19,902        2,544            1,695         (2,587)         21,554
Provision for income taxes                                 6,423          842              810              -           8,075
                                                      ----------  -----------    --------------  ------------   -------------
Net income                                            $   13,479  $     1,702   $          885   $     (2,587)  $      13,479
                                                      ==========  ===========    ==============  ============   =============


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Six Months Ended December 31, 2003
                                                      -----------------------------------------------------------------------
                                                                    Guarantor     Nonguarantor                   Consolidated
                                                        Parent    Subsidiaries    Subsidiaries   Eliminations       Total
                                                      ----------  -----------    --------------  ------------   -------------
                                                                                   (in thousands)
Revenues                                              $  201,176  $    27,998    $        8,598  $        (784) $     236,988
Expenses:
    Marketing                                            117,124       14,039             2,238             -         133,401
    Operating                                             35,144        6,358             3,787          (784)         44,505
    General and administrative                            31,016        5,089             1,857             -          37,962
    Amortization of intangible assets                          -          589                 -             -             589
                                                      ----------  -----------    --------------  ------------   -------------
Operating income                                          17,892        1,923               716             -          20,531
Equity in income of subsidiaries                           1,632            -                 -        (1,632)              -
Interest (expense) income, net                            (1,162)          58                53             -         (1,051)
Other income (expense), net                                 (184)          31               (61)            -           (214)
                                                      ----------  -----------    --------------  ------------   -------------
Income before income taxes                                18,178        2,012               708        (1,632)         19,266
Provision for income taxes                                 6,618          805               283             -           7,706
                                                      ----------  -----------    --------------  ------------   -------------
Net income                                            $   11,560  $     1,207    $          425  $     (1,632)  $      11,560
                                                      ==========  ===========    ==============  ============   =============

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Six Months Ended December 31, 2004
                                                      -------------------------------------------------------------------------
                                                                     Guarantor      Nonguarantor                    Consolidated
                                                        Parent      Subsidiaries    Subsidiaries     Eliminations       Total
                                                      ----------    ------------    ------------     ------------    ----------
                                                                                    (in thousands)
 Net cash provided by (used in) operating activities  $  101,300    $    (82,693)   $     (1,394)    $    (2,587)    $   14,626

 Investing activities
  Acquisition of fixed assets                             (3,495)           (538)           (306)             --         (4,339)
  Net settlement of short-term investments                    43             221              --              --            264
  Acquisition of business and other investing
   activities                                           (111,322)         93,937           1,288              --        (16,097)
  Investment in subsidiaries                              (2,587)             --              --           2,587              -
                                                      ----------    ------------    ------------     -----------     ----------
 Net cash (used in) provided by investing activities    (117,361)         93,620             982           2,587        (20,172)
                                                      ----------    ------------    ------------     -----------     ----------

 Financing activities
  Net proceeds from exercise of stock options              6,237               -               -               -          6,237
  Treasury stock purchases                                (8,396)              -               -               -         (8,396)
  Debt issuance costs                                       (750)              -               -               -           (750)
  Payments of long-term obligations                         (161)            (13)            (30)              -           (204)
                                                      ----------    ------------    ------------     -----------     ----------
 Net cash used in financing activities                    (3,070)            (13)            (30)              -         (3,113)
                                                      ----------    ------------    ------------     -----------     ----------
 Effect of exchange rate changes on cash and cash
   equivalents                                                 -            (291)            526               -            235
                                                      ----------    ------------    ------------     -----------     ----------
 Net (decrease) increase in cash and cash equivalents    (19,131)         10,623              84               -         (8,424)
 Cash and cash equivalents at beginning of period         130,581         26,657           2,258               -        159,496
                                                      ----------    ------------    ------------     -----------     ----------
 Cash and cash equivalents at end of period           $  111,450    $     37,280    $      2,342     $         -     $  151,072
                                                      ==========    ============    ============     ===========     ==========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Six Months Ended December 31, 2003
                                                      -------------------------------------------------------------------------
                                                                     Guarantor     Nonguarantor                    Consolidated
                                                        Parent     Subsidiaries    Subsidiaries    Eliminations       Total
                                                      ----------   ------------    -------------   ------------    ------------
                                                                                    (in thousands)
 Net cash provided by (used in) operating activities  $   21,296    $       104     $        673   $    (1,632)      $   20,441

 Investing activities
  Acquisition of fixed assets                             (2,082)          (201)            (255)            -           (2,538)
  Investment in subsidiaries                              (1,632)             -                -         1,632                -
                                                      ----------    -----------     ------------   -----------       ----------
 Net cash (used in) provided by investing activities      (3,714)          (201)            (255)        1,632           (2,538)
                                                      ----------    -----------     ------------   -----------       ----------

 Financing activities
  Net proceeds from exercise of stock options             22,551              -                -             -           22,551
  Treasury stock purchases                               (79,078)             -                -             -          (79,078)
  Net proceeds from the issuance of debt                  86,568              -                -             -           86,568
  Payments of long-term obligations                            -           (250)               -             -             (250)
                                                      ----------    -----------     ------------   -----------       ----------
 Net cash provided by (used in) financing activities      30,041           (250)               -             -           29,791
                                                      ----------    -----------     ------------   -----------       ----------
 Effect of exchange rate changes on cash and cash
   equivalents                                                 -              -               41             -               41
                                                      ----------    -----------     ------------   -----------       ----------
 Net increase (decrease) in cash and cash equivalents     47,623           (347)             459             -           47,735
 Cash and cash equivalents at beginning of period         51,895         18,716            1,649             -           72,260
                                                      ----------    -----------     ------------   -----------       ----------
 Cash and cash equivalents at end of period           $   99,518    $    18,369     $      2,108   $         -       $  119,995
                                                      ==========    ===========     ============   ===========       ==========

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 17 - SUPPLEMENTAL CASH FLOW DISCLOSURE
During the quarter ended December 31, 2004, the Company accrued $27,133,000 of purchase costs related to the acquisition of certain of the assets of Bargain Network, Inc., which will be settled in cash during the quarter ending March 31, 2005.

NOTE 18 - NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board issued Statement
No. 123 (Revised 2004), "Share-Based Payment," ("SFAS 123R"). This statement is a revision of SFAS 123 and supersedes ABP 25. SFAS 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in the Company's first quarter of fiscal 2006. The adoption of SFAS 123R will have a material impact on the Company's consolidated financial position, results of operations, cash flows and related disclosures.

NOTE 19 - SUBSEQUENT EVENTS
On January 6, 2005, the Company completed the acquisition of certain of the assets of My Choice Medical Holdings, Inc., a privately held advertising and practice management company serving cosmetic surgeons throughout the United States. The purchase price, excluding fees and expenses, amounted to $33,000,000 and was paid in cash on January 6, 2005. In addition, contingent payments of up to $56,000,000 may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved over the next three calendar years. Any additional payments under the contingency arrangement will be considered additional purchase price and allocated to the net assets acquired. The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed.

On January 7, 2005, the Company completed the Dutch Auction self-tender offer for up to 500,000 shares of its Common Stock as discussed in Note 11. Shareholders tendered a total of 605,000 shares. The Company exercised its right to purchase the additional 105,000 shares in addition to the 500,000 shares for which it originally solicited tenders. In total, the Company repurchased 605,000 shares for $38.50 per share and paid $23,293,000 to repurchase these shares. Subsequent to the completion of the self-tender offer, the Company had 1,074,000 shares available for repurchase under its stock repurchase program.

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On October 13, 2004, MemberWorks Incorporated began doing business as
Vertrue Incorporated (the "Company"). On November 18, 2004, the Company's shareholders approved an amendment to the Company's charter formally changing its name to Vertrue Incorporated. The name change was intended to reflect the ever-broadening base of membership services that the Company offers to its customers. The Company is a category leader in both membership and loyalty programs. The Company's membership programs are both subscription and transaction based offerings focused on meeting consumer needs in large spending categories - healthcare, discounts, security and personals. The Company's programs offer everyday savings, event-oriented discounts, peace of mind and unique consumer benefits. Programs are available in English, French and Spanish and are increasingly customized for specific client customer segments or consumer communities. The Company's loyalty programs provide clients with a wide range of benefits to offer or market to their customers and include stand-alone benefits, reward point accumulation and management, gift certificate, merchandise and travel reward redemption. The Company's versatility in designing loyalty strategies and providing turnkey execution is essential in supporting and promoting the client's brand.

The Company operates in two business segments: Membership and Personals.
For additional financial information about these business segments, see Note 15 to the condensed consolidated financial statements.

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

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2004 and December 31, 2003

Revenues

                                                                                         Percent
                                                            Three Months Ended          Increase/
                                                                December 31,            (Decrease)
                                                        ------------------------------- ------------
                                                               2004            2003     '04 vs. `03
                                                               ----            ----     -----------
Membership                                                $    118,714   $    123,164      (4)%
Personals                                                       17,765             -        NM
                                                           -------------  ------------- ------------
Total                                                     $    136,479   $    123,164       11%
                                                           =============  ============= ============

NM = Not Meaningful

Membership
Revenues decreased 4% in 2004 primarily due to a decrease in the net active retail members. The net active retail members decreased 11% to 5.6 million as of December 31, 2004 primarily due to the decrease in members enrolled through the outbound telemarketing channel which was not completely offset by an increase in members enrolled through the Company's online and MemberLink channels. The decline in net active retail members may impact future revenues and profitability. The mix of new members enrolled in a monthly payment plan program was 82% and 66% in 2004 and 2003, respectively.

Revenues from members enrolled in different payment programs are summarized below:

                                                                                        Percent
                                                            Three Months Ended         Increase/
                                                            December 31, 2004         (Decrease)
                                                        --------------------------- ----------------
                                                             2004         2003        '04 vs. `03
                                                             ----         ----        -----------
Monthly payment plans                                     $    56,037  $   41,405         35%
Annual payment plans:
   Initial year                                                14,866      31,732        (53)%
   Renewal year                                                47,811      50,027         (4)%
                                                           ------------ ----------- ----------------
Total                                                     $   118,714  $  123,164        (4)%
                                                           ============ =========== ================

Personals
Revenues were $17.8 million and represent the revenues of Lavalife, which was acquired by the Company on April 1, 2004. There were approximately 0.6 million active customers as of December 31, 2004.

Operating income

                                                                                        Percent
                                                            Three Months Ended         Increase/
                                                            December 31, 2004         (Decrease)
                                                        --------------------------- ----------------
                                                             2004           2003        '04 vs. `03
                                                             ----           ----        -----------
Membership                                                $    15,015    $    13,911        8%
Personals                                                      (1,232)             -        NM
                                                           -------------  ------------- ------------
Total                                                     $    13,783    $    13,911       (1)%
                                                           =============  ============= ============

NM = Not Meaningful

Membership
Operating income increased 8% due to a decrease in marketing expenses of 9%. Marketing expenses were $60.8 million in 2004 versus $66.7 million in 2003 and, as a percentage of revenues, marketing expenses were 51% in 2004 versus 54% in 2003. These decreases were primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel.

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Personals
Operating loss was $1.2 million in 2004 and represented the results of Lavalife. Operating loss reported for 2004 reflected $1.3 million of expense for the amortization of intangible assets.

Corporate


                                                            Three Months Ended         Percent
                                                            December 31, 2004          Decrease
                                                        --------------------------- ----------------
                                                             2004           2003        '04 vs. `03
                                                             ----           ----        -----------
Interest expense, net                                     $    (4,611)   $    (1,084)       NM
Other income (expense), net                                       428            (52)       NM
Provision for income taxes                                      3,717          5,110       (27)%

NM = Not Meaningful

Interest expense, net. The increase in interest expense, net in 2004 was due to $3.6 million of interest expense related to the 9.25% Senior Notes issued in April 2004 ("Senior Notes"). For additional information on this debt issuance, refer to the related discussion located in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Quarterly Report on Form 10-Q.

Other income (expense), net. The increase in other income (expense), net is due to gains recognized on foreign currency transactions.

Provision for income taxes. The Company recorded a provision for income taxes of $3.7 million and $5.1 million based on an effective tax rate of 38.7% and 40% in 2004 and 2003, respectively. The effective tax rate was higher than the U.S. federal statutory rate due to state tax expense. The estimated effective tax rate in 2004 decreased from the prior year due to certain tax planning strategies implemented. The Company expects to report an effective tax rate of approximately 37% for fiscal 2005.

For the Six Months Ended December 31, 2004 and December 31, 2003

Revenues

                                                            Six Months Ended              Percent
                                                                December 31,              Increase
                                                        ------------------------------- ------------
                                                               2004            2003     '04 vs. `03
                                                               ----            ----     -----------
Membership                                                $    235,992   $    236,988        -
Personals                                                       36,110             -        NM
                                                           -------------  ------------- ------------
Total                                                     $    272,102   $    236,988       15%
                                                           =============  ============= ============

NM = Not Meaningful

Membership
Revenues decreased 0.4% in 2004 primarily due to a decrease in the net active retail members. The net active retail members decreased 11% to 5.6 million as of December 31, 2004 primarily due to the decrease in members enrolled through the outbound telemarketing channel which was not completely offset by an increase in members enrolled through the Company's online and MemberLink channels. The decline in net active retail members may impact future revenues and profitability. The mix of new members enrolled in a monthly payment plan program was 83% and 65% in 2004 and 2003, respectively.

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues from members enrolled in different payment programs are summarized below:

                                                                                          Percent
                                                            Six Months Ended              Increase/
                                                                December 31,              (Decrease)
                                                        ------------------------------- ------------
                                                               2004            2003     '04 vs. `03
                                                               ----            ----     -----------
Monthly payment plans                                     $   105,494  $   67,753         56%
Annual payment plans:
   Initial year                                                33,916      72,787        (53)%
   Renewal year                                                96,582      96,448         1%
                                                           ------------ ----------- ----------------
Total                                                     $   235,992  $  236,988          -
                                                           ============ =========== ================

Personals
Revenues were $36.1 million and represent the revenues of Lavalife. There were approximately 0.6 million active customers as of December 31, 2004.

Operating income

                                                            Six Months Ended              Percent
                                                                December 31,              Increase
                                                        ------------------------------- ------------
                                                               2004            2003     '04 vs. `03
                                                               ----            ----     -----------
Membership                                                $    31,798    $    20,531        55%
Personals                                                      (1,283)             -        NM
                                                           -------------  ------------- ------------
Total                                                     $    30,515    $    20,531        49%
                                                           =============  ============= ============

NM = Not Meaningful

Membership
Operating income increased 55% primarily due to a decrease in marketing expenses of 9%. Marketing expenses were $121.7 million in 2004 versus $133.4 million in 2003 and, as a percentage of revenues, marketing expenses were 52% in 2004 versus 56% in 2003. These decreases were primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel.

Personals
Operating loss was $1.3 million in 2004 and represented the results of Lavalife. Operating loss reported for 2004 reflected $2.6 million of expense for the amortization of intangible assets.

Corporate

                                                            Six Months Ended              Percent
                                                                December 31,              Increase
                                                        ------------------------------- ------------
                                                               2004            2003     '04 vs. `03
                                                               ----            ----     -----------
Interest expense, net                                     $    (9,254)   $    (1,051)       NM
Other income, net                                                 293           (214)       NM
Provision for income taxes                                      8,075          7,706        5%

NM = Not Meaningful

Interest expense, net. The increase in interest expense, net in 2004 was due to interest expense related to the 5.5% Convertible Senior Subordinated Notes issued in September 2003 and interest expense related to the 9.25% Senior Notes issued in April 2004. For additional information on these debt issuances, refer to the section titles "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources" of this Quarterly Report on Form 10-Q.

Other income (expense), net. The increase in other income (expense), net is due to gains recognized on foreign currency transactions.

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for income taxes. The Company recorded a provision for income taxes of $8.1 million and $7.7 million based on an effective tax rate of 37.5% and 40% in 2004 and 2003, respectively. The effective tax rate was higher than the U.S. federal statutory rate due to state tax expense. The estimated effective tax rate in 2004 decreased from the prior year due to certain tax planning strategies implemented. The Company expects to report an effective tax rate of approximately 37% for fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities is an important measure used to understand the Company's liquidity. Management believes it is useful to analyze the components of net cash provided by operating activities as follows:
Revenue before deferral, marketing costs before deferral, operating expenses, general and administrative expenses and changes in assets and liabilities. For definitions and reconciliations of revenue before deferral and marketing costs before deferral, refer to the related discussion located in the Reconciliation of Non-GAAP Measures section in this Quarterly Report on Form 10-Q.

Net cash provided by operating activities was $14.6 million and $20.4 million for the six months ended December 31, 2004 and 2003, respectively.

Revenues before deferral increased 15% to $252.7 million for the six months ended December 31, 2004 from $219.3 million for the six months ended December 31, 2003 primarily due to revenues before deferral generated by Lavalife. The new annual weighted average program price points per retail member were $106 and $106 for the six months ended December 31, 2004 and 2003, respectively. Monthly weighted average program price points per retail member were $11.98 and $11.18 for the six months ended December 31, 2004 and 2003, respectively.

The table below summarizes the components of revenues before deferral for the six months ended December 31:

                                                                                   2004            2003
                                                                             ----------------- --------------
  Monthly payment plans                                                        $   108,243       $   74,695
  Annual payment plans:
     Initial year                                                                   20,290           42,165
     Renewal year                                                                   87,967          102,395
  Personals                                                                         36,233                -
                                                                             ----------------- --------------
  Total                                                                        $   252,733       $  219,255
                                                                             ================= ==============

Marketing costs before deferral were $128.5 million and $118.0 million for the six months ended December 31, 2004 and 2003, respectively. For the six months ended December 31, 2004, marketing costs before deferral increased 9% primarily due to marketing costs incurred by Lavalife, which were partially offset by a decrease in the level of marketing through the outbound telemarketing channel. As a percent of revenue before deferral, marketing costs before deferral were 51% for the six months ended December 31, 2004 versus 54% for the six months ended December 31, 2003 due to the effect of the Lavalife acquisition, the maturing base of members enrolled in a monthly payment plan program and the reduced level and mix of the higher cost outbound telemarketing. As a result, marketing margin before deferral was $124.2 million and $101.2 million for the six months ended December 31, 2004 and 2003, respectively. The effect of the increase in marketing margin before deferral on net cash provided by operating activities was more than offset by increased general and administrative and operating expenses primarily due to the Lavalife acquisition and increased interest costs associated with the Convertible Notes and Senior Notes.

Net cash provided by operating activities was also impacted by changes in assets and liabilities, which used $3.1 million of cash for the six months ended December 31, 2004 and $1.6 million of cash for the six months ended December 31, 2003 primarily due to the timing of accounts receivable collections.

Net cash used in investing activities was $20.2 million for the six months ended December 31, 2004 and primarily reflected the acquisition of certain of the assets of Bargain Network, Inc. Capital expenditures were $4.3 million and $2.5 million for the six months ended December 31, 2004 and 2003, respectively.

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used in financing activities was $3.1 million for the six months ended December 31, 2004 compared to net cash provided by financing activities of $29.8 million for the six months ended December 31, 2003. Net cash used in financing activities for the six months ended December 31, 2004 principally reflected the use of $8.4 million in cash to repurchase the Company's stock, which was partially offset by proceeds from the issuance of stock of $6.2 million. Net cash provided by financing activities for the six months ended December 31, 2003 principally reflected the issuance of $86.6 million in debt, net of issuance costs, and proceeds from the exercise of employee stock options of $22.6 million. These sources of cash were partially offset by the use of $79.1 million in cash to repurchase the Company's stock.

Debt Issuances
As of December 31, 2004, the Company had $237.7 million of debt outstanding. In September 2003, the Company issued $90.0 million aggregate principal amount 5.5% convertible senior subordinated notes ("Convertible Notes") due September 2010. The Convertible Notes bear interest at the rate of 5.5% per year, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year. Upon the occurrence of a change in control, holders of the Convertible Notes may require the Company to repurchase all or part of the Convertible Notes for cash.

In April 2004, the Company issued $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Senior Notes were sold at 98.418% of the principal amount which resulted in an effective yield of 9.5%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. A portion of the proceeds from the offering of the Senior Notes was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition. The Company intends to use the remaining proceeds for general corporate purposes, including working capital, future acquisitions and repurchases of the Company's common stock under the Company's stock buyback program to the extent permitted under the indenture governing the Senior Notes and the senior secured credit facility. The Senior Notes offering was made solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. All Senior Notes were exchanged for registered notes on December 10, 2004.

Credit Facility
The Company has an amended and restated senior secured credit facility that allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate or the Federal Funds rate, plus an applicable margin. As of December 31, 2004, the availability under the senior secured credit facility was reduced by outstanding letters of credit of $19.9 million, of which $14.4 million expired on January 5, 2005, and one year's worth of interest on the Senior Notes. As of December 31, 2004, the availability under the senior secured credit facility is approximately $11.3 million. As of December 31, 2004, the effective interest rate for borrowings under the senior secured credit facility was 5.25%. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. As of December 31, 2004, the Company was in compliance with all such debt covenants.

Stock Repurchase Program
The Company purchased 315,000 shares for $8.2 million at an average price of $26.05 for the six months ended December 31, 2004 compared to 2.5 million shares for $79.1 million at an average price of $31.91 for the six months ended December 31, 2003. During the six months ended December 31, 2004, the Company's Board of Directors authorized the repurchase of 1.0 million shares of its common stock under its ongoing stock repurchase program

On November 8, 2004, the Board of Directors authorized a modified Dutch
Auction self-tender offer for up to 500,000 shares of its common stock. Under the terms of the self-tender offer and as approved by the Board of Directors, the Company's stockholders were given the opportunity to tender part or all of their shares to the Company at a price of not less than $33.50 per share and not more than $38.50 per share. The self-tender offer closed on January 7, 2005 and a total of 605,000 shares were tendered by shareholders. The Company exercised its right to purchase the additional 105,000 shares in addition to the 500,000 shares for which it originally solicited tenders. In total, the Company repurchased 605,000 shares for $38.50 per share and paid $23.3 million to repurchase these shares. Subsequent to the completion of the self-tender offer, the Company had 1,074,000 shares available for repurchase under its stock repurchase program.

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisitions
On November 30, 2004, the Company completed the acquisition of certain of the assets of Bargain Network, Inc., a privately held provider of premier pricing services for homes, vehicles and consumer durables. The purchase price, which excludes fees and expenses and is subject to certain purchase price adjustments, amounted to $27.8 million, of which $16.0 million was paid subsequent to December 31, 2004. In addition, the Company assumed certain liabilities amounting to $4.7 million. The Company estimates that contingent payments of up to $31.9 million may be paid if certain performance targets, including increasing levels earnings, are achieved through June 30, 2005.

On January 6, 2005, the Company completed the acquisition of certain of the assets of My Choice Medical Holdings, Inc., a privately held advertising and practice management company serving cosmetic surgeons throughout the United States. The purchase price, excluding fees and expenses, amounted to $33.0 million and was paid in cash on the closing date. In addition, contingent payments of up to $56.0 million may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved over the next three calendar years.

As of December 31, 2004, the Company had cash, cash equivalents and short-term investments of $161.6 million in addition to its senior secured credit facility. The Company believes that existing cash and short term investment balances, together with funds available under its senior secured credit facility, will be sufficient to meet its funding requirements for the foreseeable future.

The Company did not have any material commitments for capital expenditures as of December 31, 2004. The Company intends to utilize cash on hand and cash generated from operations to fulfill any capital expenditure requirements during 2005.

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

Revenues before deferral for the six months ended December 31, 2004 and 2003 are calculated as follows:

                                                                                    2004           2003
                                                                                -------------  -------------
Revenues                                                                       $   272,102    $   236,988
Change in deferred revenues, net of deferred membership fees acquired              (19,369)       (17,733)
                                                                                -------------  -------------
Revenues before deferral                                                       $   252,733    $   219,255
                                                                                =============  =============

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Marketing cost before deferral for the six months ended December 31, 2004 and 2003 is calculated as follows:

                                                                                    2004           2003
                                                                                -------------  -------------
Marketing expenses                                                             $   137,221    $   133,401
Change in membership solicitation and other deferred costs                          (8,685)       (15,368)
                                                                                -------------  -------------
Marketing costs before deferral                                                $   128,536    $   118,033
                                                                                =============  =============

COMMITMENTS

The Company is not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this Form 10-Q filing. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of December 31, 2004 are as follows (amounts in thousands):

                                                                  Payments Due by Period
                                      -------------------------------------------------------------------------------
                                                       Less than                                          After 5
                                          Total          1 year         1-3 years       4-5 years          years
                                      --------------  -------------   --------------  --------------  ---------------
Operating leases                      $     28,439    $     8,883     $     10,678    $      7,543    $      1,335
Capital leases                               2,137            705            1,250             182               -
Long term debt                             240,000              -                -               -         240,000
Purchase obligations                        96,193         36,460           59,733               -               -
                                      --------------  -------------   --------------  --------------  ---------------
Total payments due                    $    366,769    $    46,048     $     71,661    $      7,725    $    241,335
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

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                              VERTRUE INCORPORATED


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Interest Rate
The Company has a senior secured credit facility that allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate or the higher of the Prime rate or the Federal Funds rate plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of December 31, 2004. As of December 31, 2004, availability under the senior secured credit facility was reduced by outstanding letters of credit of $19.9 million, of which $14.4 million expired on January 5, 2005, and one year's worth of interest on the Senior Notes. As of December 31, 2004, the availability under the senior secured credit facility is approximately $11.3 million. Management believes that an increase in the Eurodollar rate, the Prime rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. If the Company is not able to renew its existing credit facility agreement, which matures on March 25, 2005, it is possible that any replacement lending facility obtained by the Company may be more sensitive to interest rate changes. In addition, the Company has $90.0 million aggregate principal amount of 5.5% Convertible Notes due 2010 and $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Convertible Notes and the Senior Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year. The fair value of the fixed interest instruments are affected by changes in interest rates, and with respect to the Convertible Notes, are also affected by changes in the Company's stock price and volatility. The Company does not currently hedge interest rates with respect to its outstanding debt. As of December 31, 2004, the carrying value of the Convertible Notes and the Senior Notes was $90.0 million and $147.7 million, respectively, and the fair value of the notes was $105.8 million and $159.0 million, respectively.

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

The Company uses purchase option contracts and forward contracts to minimize its exposure to changes in future cash flows caused by movements in foreign currency exchange rates between the U.S. dollar and the Canadian dollar. However, there can be no assurance that the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. The Company does not use derivatives for speculative purposes. Derivatives used to hedge forecasted transactions and specific cash flows associated with Canadian dollar denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings in the same line item as the underlying hedged item at the time the hedged item affects earnings.

Fair Value of Investments
The Company does not have material exposure to market risk with respect to investments, as the Company's investments are short-term in nature (original maturities of less than one year).

Item 4.  Controls and Procedures
         -----------------------

Evaluation of disclosure controls and procedures.
The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. The Company's disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries that is required to be disclosed in its reports under the Exchange Act is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer. In addition, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

                              VERTRUE INCORPORATED

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

                              VERTRUE INCORPORATED
                           PART II. OTHER INFORMATION

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

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly-owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which seeks unspecified monetary damages, alleges that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The Court certified a class of Michigan residents. The Court has now signed an Order granting preliminary approval of a settlement agreement that has been signed by all parties. The Court approved the settlement at a Fairness/Approval hearing on November 22, 2004. The settlement agreement will have no financial or other material impact on the Company's business.

                              VERTRUE INCORPORATED
                           PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

The following table summarizes the shares of the Company's equity securities purchased by or on behalf of the Company:


                                                                                    Total Number of
                                                                                    Shares Purchased      Maximum Number of
                                                                                      as Part of          Shares that May
                                               Total Number                             Publicly          Yet be Purchased
  Period                                        of Shares       Average Price       Announced Plans       Under the Plans
                                                Purchased       Paid per Share      or Programs (1)          or Programs
  ------------------------------------------- --------------- -------------------  -------------------   -------------------
  October 1, 2004 to October 31, 2004              36,000          $   26.17                  36,000            1,679,007
  November 1, 2004 to November 30, 2004                 -          $       -                       -            1,679,007
  December 1, 2004 to December 31, 2004                 -          $       -                       -            1,679,007
                                              --------------- -------------------  -------------------   -------------------
  Total                                            36,000          $   26.17                  36,000            1,679,007
                                              =============== ===================  ===================   ===================

     (1) During 2004, the Board of Directors authorized the following share amounts to be purchased under the Company's stock buyback program originally authorized during fiscal 1997:
           January 2004 - authorized an additional 1,000,000 shares, no expiration.
           October 2004 - authorized an additional 1,000,000 shares, no expiration.

     (2) On November 8, 2004, the Board of Directors authorized a modified Dutch Auction self-tender offer for up to 500,000 shares of its common stock. Under the terms of the self-tender offer and as approved by the Board of Directors, the Company's stockholders were given the opportunity to tender part or all of their shares to the Company at a price of not less than $33.50 per share and not more than $38.50 per share. The self-tender offer closed on January 7, 2005 and a total of 605,000 shares were tendered by shareholders. The Company exercised its right to purchase the additional 105,000 shares in addition to the 500,000 shares for which it originally solicited tenders. In total, the Company repurchased 605,000 shares for $38.50 per share and paid $23.3 million to repurchase these shares. Subsequent to the completion of the self-tender offer, the Company had 1,074,000 shares available for repurchase under its stock repurchase program.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's 2004 Annual Meeting of Stockholders was held on November 18, 2004.

At the annual meeting, the following Directors were elected to the Board of Directors for a term of one year:

      Name                                          For         Withheld      Nonvotes
      ----                                          ---         --------      --------
      Scott N. Flanders                           9,075,903        82,534       919,004
      Michael T. McClorey                         9,141,087        17,350       919,004
      Edward M. Stern                             9,144,513        13,924       919,004
      Alec L. Ellison                             7,018,676     2,139,761       919,004
      Marc S. Tesler                              9,141,240        17,197       919,004
      Gary A. Johnson                             9,144,679        13,758       919,004
      Robert Kamerschen                           9,106,000        52,437       919,004

At the annual meeting, the following proposals were approved:
     To change the Company's name to Vertrue Incorporated:
         For -             9,115,201
         Against -            43,036
         Abstain -               200
         Nonvotes -          919,004

     To elect all directors annually:
         For -             9,130,687
         Against -            27,150
         Abstain -               600
         Nonvotes -          919,004

                              VERTRUE INCORPORATED
                           PART II. OTHER INFORMATION

     To adopt the 2004 Long Term Incentive Plan:
         For -             6,903,619
         Against -           291,589
         Abstain -             1,762
         Nonvotes -        2,880,471

     To ratify PricewaterhouseCoopers LLP as the independent auditors:
         For -             9,148,517
         Against -             9,458
         Abstain -               462
         Nonvotes -          919,004


Item 5.  Other Information
         -----------------

1.01 Entry into a Material Definitive Agreement

The Board adopted the Long-Term Incentive Plan ("LTIP") on January 22,
2004, subject to stockholder approval. On November 18, 2004, the shareholders of the Company approved the LTIP filed as Annex C to the Definitive Proxy Statement on Schedule 14A on October 28, 2004.

The LTIP provides incentive to certain officers and employees of the Company and its subsidiaries with competitive incentive compensation opportunities based on the achievement of specified performance goals. The Executive Officer Development and Compensation Committee of the Board of Directors (the "Committee") has the sole authority and discretion to designate the employees who are eligible for a LTIP award, subject to the terms of the Plan. In determining the amount and form of an award, consideration will be given to the functions and responsibilities of the employee, his or her potential contributions to the success of the Company and other factors deemed relevant by the Committee.

The LTIP expires on the fifth anniversary of the date of stockholder approval, unless terminated earlier by the Board.

The Committee may grant long-term incentive performance awards payable in cash or stock at the end of a 3-year performance period. A separate 3-year performance period begins each fiscal year and, accordingly, the fiscal years included in a 3-year performance period will overlap. Payment will be contingent upon the achievement of pre-established performance goals by the end of the 3-year performance period. The Committee has the sole authority to determine the range of the payment values of an award and the performance goals required before payment will be made. In general, a participant will not be entitled to payment of a long-term incentive performance award unless the participant is continuously employed by the Company until the end of the 3-year performance period, except in cases of the participant's death or total disability. If the Committee determines that a participant's employment has terminated during the 3-year performance period due to retirement or an involuntary termination without cause, the participant will receive a pro-rata portion of the award payable for that performance period. A maximum of $3 million for each three-year performance period may be awarded to any one participant.

Item 6.  Exhibits
         --------
Exhibits
    3.1  Amended and Restated Certificate of Incorporation of the Registrant.
    10.1 Long-Term Incentive Plan (filed as Annex C to the Company's Definitive Proxy Statement on Schedule 14A, File No. 000-21527, filed on October 28, 2004).
    31.1 Rule 13a-14(a) CEO Certification.
    31.2 Rule 13a-14(a) CFO Certification.
    32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              VERTRUE INCORPORATED
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      VERTRUE INCORPORATED
                                      (Registrant)


         Date: February 9, 2005       By: /s/ Gary A. Johnson
                                          -------------------
                                      Gary A. Johnson, President, Chief
                                      Executive Officer and Director


               February 9, 2005       By: /s/ James B. Duffy
                                          ------------------
                                      James B. Duffy, Executive Vice President
                                      and Chief Financial Officer (Principal
                                      Financial and Accounting Officer)