Form 10-Q
period 2005-03-31
VERTRUE INC
filed 2005-05-10
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
--- Act of 1934 for the quarterly period ended March 31, 2005 or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from ________ to _________.


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[ X ] Yes   [   ] No

Indicate the number of shares outstanding of each of the registrant's class of common stock as of the latest practicable date: 9,800,000 shares of Common Stock, $0.01 par value as of April 30, 2005.


                               VERTRUE INCORPORATED
                                INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                                           PAGE

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 2005
          and June 30, 2004                                                                  1

          Condensed Consolidated Statements of Operations for the Three and Nine
          Months Ended March 31, 2005 and 2004                                               2

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended March 31, 2005 and 2004                                               3

          Notes to Condensed Consolidated Financial Statements                               4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                               17

          Forward Looking Statements                                                        25

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                        27

Item 4.   Controls and Procedures                                                           27

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 28

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                       28

Item 6.   Exhibits                                                                          28

Signatures                                                                                  29



                              VERTRUE INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except per share amounts)



                                                                                           March 31,         June 30,
                                                                                              2005             2004
                                                                                        ----------------- ---------------
                                       Assets
Current assets:
  Cash and cash equivalents                                                             $       67,728    $       47,166
  Restricted cash                                                                                3,275             3,120
  Short-term investments                                                                        26,596           119,980
  Accounts receivable (net of allowance for doubtful accounts of $283 and $235 at
    March 31, 2005 and June 30, 2004, respectively)                                             13,876            10,557
  Prepaid membership materials                                                                   2,977             3,233
  Prepaid expenses and other current assets                                                      7,279             4,886
  Membership solicitation and other deferred costs                                              41,866            52,428
                                                                                        ----------------- ---------------
             Total current assets                                                              163,597           241,370
Fixed assets, net                                                                               39,101            36,540
Goodwill                                                                                       187,230           125,675
Intangible assets, net                                                                          48,997            38,872
Other assets                                                                                    11,778            10,705
                                                                                        ----------------- ---------------
             Total assets                                                               $      450,703    $      453,162
                                                                                        ================= ===============

                        Liabilities and Shareholders' Deficit
Current liabilities:
  Current maturities of long-term obligations                                           $          706    $          338
  Accounts payable                                                                              34,776            35,185
  Accrued liabilities                                                                           80,153            66,075
  Deferred revenues                                                                            118,771           138,381
  Deferred income taxes                                                                         10,651            12,323
                                                                                        ----------------- ---------------
             Total current liabilities                                                         245,057           252,302
Deferred income taxes                                                                           11,894             4,354
Other long-term liabilities                                                                      6,107             4,930
Long-term debt                                                                                 237,773           237,659
                                                                                        ----------------- ---------------
             Total liabilities                                                                 500,831           499,245
                                                                                        ----------------- ---------------

Commitments and contingencies (Note 10)                                                              -                 -

Shareholders' deficit:
  Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued                      -                 -
  Common stock, $0.01 par value -- 40,000 shares authorized;
    19,658 shares issued (19,089 shares at June 30, 2004)                                          196               191
  Capital in excess of par value                                                               167,792           156,457
  Accumulated earnings                                                                          27,963            10,131
  Accumulated other comprehensive income (loss)                                                    227              (373)
  Treasury stock, 9,824 shares at cost (8,852 shares at June 30, 2004)                        (246,306)         (212,489)
                                                                                        ----------------- ---------------
             Total shareholders' deficit                                                       (50,128)          (46,083)
                                                                                        ----------------- ---------------
             Total liabilities and shareholders' deficit                                $      450,703    $      453,162
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


                              VERTRUE INCORPORATED
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)


                                                             Three months ended                 Nine months ended
                                                                  March 31,                         March 31,
                                                       -------------------------------- ----------------------------------
                                                             2005            2004             2005             2004
                                                       ----------------- -------------- ----------------- ----------------

Revenues                                               $      148,995   $    118,519    $      421,097    $      355,507

Expenses:
    Marketing                                                  75,968         60,941           213,189           194,342
    Operating                                                  31,107         22,324            81,269            66,829
    General and administrative                                 27,914         20,438            78,821            58,400
    Amortization of intangibles                                 2,467            258             5,764               847
                                                       ----------------- -------------- ----------------- ----------------

Operating income                                               11,539         14,558            42,054            35,089
Interest expense, net                                          (4,993)        (1,265)          (14,247)           (2,317)
Other income, net                                                  13            672               306               459
                                                       ----------------- -------------- ----------------- ----------------

Income before income taxes                                      6,559         13,965            28,113            33,231
Provision for income taxes                                      2,206          5,586            10,281            13,292
                                                       ----------------- -------------- ----------------- ----------------
Net income                                             $        4,353   $      8,379    $       17,832    $       19,939
                                                       ================= ============== ================= ================

Basic earnings per share                               $         0.44   $       0.81    $       1.77      $         1.83
                                                       ================= ============== ================= ================
Diluted earnings per share                             $         0.40   $       0.68    $       1.55      $         1.62
                                                       ================= ============== ================= ================

Weighted average common shares used in earnings
per share calculations:
     Basic                                                      9,915         10,301            10,072            10,895
                                                       ================= ============== ================= ================
     Diluted                                                   13,005         13,380            13,014            13,211
                                                       ================= ============== ================= ================



                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                              VERTRUE INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                   Nine Months Ended
                                                                                       March 31,
                                                                            ---------------------------------
                                                                                 2005             2004
                                                                            ---------------- ----------------
Operating activities
  Net income                                                                $       17,832   $       19,939
  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Change in deferred revenues                                                   (24,309)         (20,074)
     Change in membership solicitation and other deferred costs                     10,830           19,156
     Depreciation and amortization                                                  16,879            7,649
     Deferred and other income taxes                                                 3,516            6,127
     Tax benefit from employee stock plans                                           1,545            6,497
     Other                                                                             174              928

  Change in assets and liabilities:
     Restricted cash                                                                  (155)              50
     Accounts receivable                                                            (2,894)          (3,140)
     Prepaid membership materials                                                      256             (963)
     Prepaid expenses                                                               (1,424)            (629)
     Other assets                                                                   (1,158)            (267)
     Accounts payable                                                                1,457           (6,967)
     Accrued and other liabilities                                                   2,007           (3,038)
                                                                            ---------------- ----------------
Net cash provided by operating activities                                           24,556           25,268
                                                                            ---------------- ----------------

Investing activities
  Acquisition of fixed assets                                                       (7,407)          (4,876)
  Purchases of short-term investments                                             (397,462)        (405,920)
  Sales of short-term investments                                                  491,548          410,920
  Acquisitions of businesses (net of cash acquired) and other
     investing activities                                                          (65,687)               -
                                                                            ---------------- ----------------
Net cash provided by investing activities                                           20,992              124
                                                                            ---------------- ----------------

Financing activities
  Net proceeds from exercise of stock options                                        9,795           23,632
  Treasury stock purchases                                                         (33,817)         (84,942)
  (Debt issuance costs) net proceeds from issuance of debt                            (803)          87,948
  Payments of long-term obligations                                                   (373)            (368)
                                                                            ---------------- ----------------
Net cash (used in) provided by financing activities                                (25,198)          26,270
                                                                            ---------------- ----------------
Effect of exchange rate changes on cash and cash equivalents                           212               35
                                                                            ---------------- ----------------
Net increase in cash and cash equivalents                                           20,562           51,697
Cash and cash equivalents at beginning of period                                    47,166           67,260
                                                                            ---------------- ----------------
Cash and cash equivalents at end of period                                  $       67,728   $      118,957
                                                                            ================ ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS
Vertrue Incorporated (the "Company"), a Delaware Corporation, began doing business as Cardmember Publishing Corporation in 1986 and was organized as MemberWorks Incorporated in 1996. On October 13, 2004, the Company began doing business as Vertrue Incorporated. On November 18, 2004, the Company's shareholders approved an amendment to the Company's charter formally changing its name to Vertrue Incorporated. The name change was intended to reflect the ever-broadening base of services that the Company offers to its customers. The Company is a leading consumer services marketing company. The Company's services are both subscription and transaction based offerings focused on meeting consumer needs in large spending categories - healthcare, personal property, discounts, security, insurance and personals. The Company's service offerings provide everyday savings, event-oriented discounts, peace of mind and unique consumer benefits. Programs are available in English, French and Spanish and are increasingly customized for specific client customer segments or consumer communities. The Company's loyalty programs provide clients with a wide range of benefits to offer or market to their customers and include stand-alone benefits, reward point accumulation and management, gift certificate, merchandise and travel reward redemption. The Company's versatility in designing loyalty strategies and providing turnkey execution is essential in supporting and promoting the client's brand.

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K with respect to the fiscal year ended June 30, 2004.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company acquired Lavalife Inc. ("Lavalife") on April 1, 2004, Bargain Network, Inc. ("Bargain") on November 30, 2004 and My Choice Medical Holdings, Inc. ("MCM") effective January 1, 2005. Therefore, their results of operations have been included in the consolidated results of operations since their acquisition dates and are not included in the results of operations for the three and nine months ended March 31, 2004. The results of Bargain and MCM have been included in the Marketing Services segment and the results of Lavalife have been included in the Personals segment.

NOTE 3 - RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation, including reclassification of auction rate securities from cash and cash equivalents to short-term investments. Corresponding adjustments have been made to reflect gross purchases and sales of auction rate securities as investing activities in the Consolidated Statements of Cash Flows rather than as a component of cash and cash equivalents in prior periods. The Company reclassified $112,330,000 from cash and cash equivalents to short-term investments at June 30, 2004. These reclassifications do not affect previously reported cash flows from operations or financing activities in our consolidated statements of cash flows.

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 4 - STOCK-BASED COMPENSATION
In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally does not recognize compensation expense with respect to stock-based awards to employees. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value (estimated using the Black-Scholes option-pricing model) at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board Statements ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148"), the Company's pro forma net income and earnings per share would have been as follows:

                                                                      Three months ended           Nine months ended
                                                                           March 31,                   March 31,
                                                                  ---------------------------- ---------------------------
                                                                       2005          2004          2005          2004
                                                                  --------------- ------------ -------------- ------------
Net income reported                                               $     4,353     $   8,379    $    17,832    $   19,939
Add: Stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of
   related tax effects                                                      -             -              -           -
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of
   related tax effects                                                    986         1,145          2,926         3,672
                                                                  --------------- ------------ -------------- ------------
Pro forma net income                                              $     3,367     $   7,234    $    14,906    $   16,267
                                                                  =============== ============ ============== ============

Earnings per share:
   As reported:
     Basic                                                        $       0.44    $     0.81   $       1.77   $     1.83
     Diluted                                                      $       0.40    $     0.68   $       1.55   $     1.62
   Pro forma:
     Basic                                                        $       0.34    $     0.70   $       1.48   $     1.49
     Diluted                                                      $       0.32    $     0.60   $       1.31   $     1.34

NOTE 5 - BUSINESS COMBINATIONS
On January 1, 2005, the Company completed the acquisition of certain of the assets of MCM, a privately held marketing services company serving the cosmetic surgery industry. The Company acquired certain of the assets of MCM in order to expand its consumer offerings to include cosmetic surgery. The purchase price, excluding fees and expenses, amounted to $33,000,000 and was paid in cash on the closing date. In addition, contingent payments of up to $56,000,000 may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved over the next three calendar years. Any additional payments under the contingency arrangement will be considered additional purchase price and allocated to the net assets acquired. The Company identified $12,060,000 of intangible assets other than goodwill in conjunction with this acquisition. The $23,367,000 of excess merger consideration over the net assets acquired was allocated to goodwill and substantially all of the amount is deductible for tax purposes. See Note 6 for a detailed description of the identified intangible assets and goodwill identified in connection with this business combination.

On November 30, 2004, the Company completed the acquisition of certain of the assets of Bargain, a privately held provider of premier pricing services for homes, vehicles and consumer durables. The Company acquired certain of the assets of Bargain in order to expand its direct to consumer marketing presence and to expand its discounted consumer offerings to include personal property. The purchase price, which excludes fees and expenses and is subject to certain purchase price adjustments, amounted to $39,118,000, of which $10,905,000 will be paid in the June 2005 quarter, and was paid in cash. In addition, the Company assumed certain liabilities amounting to $4,729,000. Additional contingent payments of up to $20,750,000 may be paid if certain performance targets, including increasing levels of earnings, are achieved through June 30, 2005. Any additional payments under the contingency arrangement would be considered additional purchase price and allocated to the net assets acquired. The Company identified $3,400,000 of intangible assets other than goodwill in conjunction with this acquisition. The $38,957,000 of excess merger consideration over the net assets acquired was allocated to goodwill and substantially all of the amount is deductible for tax purposes. See Note 6 for a detailed description of

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


the identified intangible assets and goodwill identified in connection with this business combination.

On April 1, 2004, the Company completed the acquisition of all the assets and outstanding capital stock of Lavalife, a leading provider of online and IVR-based interactive personals services. The purchase price, excluding fees and expenses, was Cdn$152,500,000, or US$116,300,000. The acquisition was funded with cash on hand and borrowings under the Company's $45,000,000 senior secured credit facility.

Pro Forma Results
The following unaudited pro forma results of operations for the three and nine months ended March 31, 2004 have been prepared assuming the Lavalife acquisition had occurred on July 1, 2003. These pro forma results are not necessarily indicative of the results of future operations or results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data).

                                          Three Months       Nine months
                                             Ended              Ended
                                            March 31,         March 31,
                                        ------------------ ----------------
                                              2004              2004
                                        ------------------ ----------------
Revenues                                $      137,004     $     409,535
Net income                                       8,111            21,048

Basic earnings per share                $        0.75      $       1.93
Diluted earnings per share                       0.64              1.65

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                    As of March 31, 2005                 As of June 30, 2004
                                            ------------------------------------- -----------------------------------
                                              Gross Carrying      Accumulated      Gross Carrying      Accumulated
                                                  Amount          Amortization         Amount         Amortization
                                            ------------------- ----------------- ------------------ ----------------

Amortizable intangible assets:
   Membership and client relationships      $      40,215       $      13,217     $      27,999      $       8,686
   Trade names                                     21,860               1,299            18,543                310
   Other                                            1,518               1,130             1,162                886
                                            ------------------- ----------------- ------------------ ----------------
      Total amortizable intangible assets          63,593              15,646            47,704              9,882
                                            ------------------- ----------------- ------------------ ----------------
      Amortizable intangible assets, net    $      47,947                         $      37,822
                                            ===================                   ==================

Unamortizable intangible assets:
     Goodwill                               $     187,230                         $     125,675
     Intangible asset related to minimum
         pension liability                  $       1,050                         $       1,050

The future intangible amortization expense for the current and next five years is estimated to be as follows (in thousands):

  Fiscal Year
     2005                                     $       8,146
     2006                                             8,483
     2007                                             6,825
     2008                                             4,743
     2009                                             4,322

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


The changes in the carrying amount of goodwill by segment for the nine months ended March 31, 2005 are as follows (in thousands):

                                                    Marketing
                                                    Services       Personals         Total
                                                    --------       ---------         -----
  Balance at June 30, 2004                       $    42,040    $    83,635     $   125,675
  Arising from acquisitions                           62,324              -          62,324
  Arising from purchase adjustments                        -           (983)           (983)
  Other                                                  214              -             214
                                                 -------------- --------------- --------------
  Balance at March 31, 2005                      $   104,578    $    82,652       $ 187,230
                                                 ============== =============== ==============

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

As part of the acquisitions of certain of the assets of MCM and Bargain, the Company acquired intangible assets of $77,784,000. Of those amounts, $12,220,000 was assigned to membership and client relationships and $3,240,000 was assigned to trade names. These identified intangible assets are subject to periodic amortization over the estimated useful lives ranging from 1 to 15 years.

NOTE 7 - FOREIGN CURRENCY INSTRUMENTS
The Company uses purchase option contracts and forward contracts to minimize its exposure to changes in future cash flows caused by movements in foreign currency exchange rates between the U.S. dollar and the Canadian dollar. Derivatives are held only for the purpose of hedging such risks and are not used for speculative purposes. Derivatives used to hedge forecasted cash flows associated with Canadian dollar denominated forecast transactions that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of derivative gains and losses is deferred as a component of accumulated other comprehensive income and is recognized concurrently with the recognition in earnings of the underlying hedged item.

The fair value of these contracts is included in prepaid and other current assets. As of March 31, 2005, the fair value of these instruments was $536,000 (asset). Derivative gains and losses recognized in earnings were recorded in operating expenses and general administrative expenses and amounted to a gain of $416,000 and $1,027,000 for the three and nine months ended March 31, 2005, respectively. All forecast transactions currently being hedged are expected to occur over the next three months.

During the quarter ended March 31, 2004, the Company used a forward contract to protect itself against foreign currency movements with respect to a portion of the cash outflows associated with the acquisition of Lavalife. As of March 31, 2004, the fair value of these instruments was $867,000. Realized gains of $672,000 were recorded in other income during the three and nine months ended March 31, 2004.

NOTE 8 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities reported in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2005 and June 30, 2004 include an allowance for membership cancellations of $10,913,000 and $14,156,000, respectively. Recording an allowance for membership cancellations has the effect of reducing the amount of deferred membership fees recorded.

NOTE 9 - RESTRUCTURING CHARGES
The restructuring reserve balance, which is recorded in accrued liabilities and other long-term liabilities, amounted to $1,524,000 and $1,644,000 as of March 31, 2005 and June 30, 2004, respectively. Cash payments for the three and nine months ended March 31, 2005 were $51,000 and $120,000, respectively, and relate to lease obligations.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 1, 2005, the Company entered into an amended and restated senior secured credit facility that allows borrowings of up to $45,000,000. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate or the higher of the Prime rate or the Federal Funds rate, plus an applicable margin. The availability under the senior secured credit facility is reduced by an outstanding letter of credit of $5,459,000 and was $39,541,000 as of March 31, 2005. There were no borrowings outstanding under this bank credit facility as of March 31, 2005.

On November 30, 2004, the Company completed the acquisition of certain of the assets of Bargain. Contingent payments of up to $31,655,000 may be paid if certain performance targets, including increasing levels of earnings, are achieved through June 30, 2005 (see Note 5). Of this amount, $10,905,000 will be paid in the June 2005 quarter.

On January 1, 2005, the Company completed the acquisition of certain of the assets of MCM. Contingent payments of up to $56,000,000 may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved over the next three calendar years (see Note 5).

Legal proceedings
Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. The Company is involved in other lawsuits and claims generally incidental to its business including, but not limited to, various suits, including previously disclosed suits, brought against the Company by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's programs. In addition, from time to time in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory authorities.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that the Company was not liable to MedVal for any compensatory damages, they awarded $5,459,000 in punitive damages and costs against the Company solely under CUTPA. The Company believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. While the Company intends to take action to prevent enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that the Company will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company were ultimately unsuccessful in this or other available appeals and a final unappealable court order confirming the arbitration award were rendered, payment of the award could have a material adverse effect on the Company's results of operations in the period in which the final order was entered.

NOTE 11 - DUTCH AUCTION SELF-TENDER OFFER
On November 8, 2004, the Board of Directors authorized a modified Dutch Auction self-tender offer for up to 500,000 shares of its common stock. Under the terms of the self-tender offer as approved by the Board of Directors, and as set forth in the Offer to Purchase filed as an exhibit to the Company's Schedule TO filed on November 15, 2004, as amended (the "Offer to Purchase"), the Company's stockholders were given the opportunity to tender part or all of their shares to the Company at a price of not less than $33.50 per share and not more than $38.50 per share. The self-tender offer closed on January 7, 2005 with a total of 605,000 shares tendered by shareholders. The Company exercised its right, as set forth in the Offer to Purchase, to purchase the additional 105,000 shares and repurchased a total of 605,000 shares for $38.50 per share, paying a total of $23,293,000.

NOTE 12 - INCOME TAX EXPENSE
Income tax expense as a percentage of pre-tax income was 33.6% and 40% for the three months ended March 31, 2005 and 2004, respectively, and 36.6% and 40% for the nine months ended March 31, 2005 and 2004, respectively. The effective tax rate was higher than the U.S. statutory rate for the nine months ended March 31, 2005 and 2004 primarily due to state tax expense. The estimated effective tax rate for the three and nine months ended March 31, 2005 decreased from the same

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

periods in the prior year due to certain tax planning strategies implemented. The Company expects to report an effective tax rate of approximately 37% for fiscal 2005. Tax benefits resulting from the exercise of nonqualified stock options and disqualifying dispositions of shares issued under the Company's stock-based compensation plans reduced taxes payable by $606,000 and $4,944,000 for the three months ended March 31, 2005 and 2004, respectively, and by $1,545,000 and $6,497,000 for the nine months ended March 31, 2005 and 2004, respectively. Such benefits are credited to capital in excess of par value.

The Company has open tax years in the U.S., Canada and other jurisdictions that are not currently under examination by the applicable tax authorities but may be subject to examination in the future. The Company periodically evaluates the adequacy of its related tax reserves, taking into account its open tax return positions and tax law changes. The Company believes that its tax reserves are appropriate. However, the final determination of tax audits could impact the Company's assessment of tax requirements.

NOTE 13 - EARNINGS PER SHARE
Basic and diluted earnings per share amounts are determined in accordance with the provisions of SFAS 128. The following table reconciles the numerators and denominators used in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                         Three Months Ended             Nine months Ended
                                                                               March 31,                     March 31,
                                                                       ---------------------------  ----------------------------
                                                                          2005          2004            2005           2004
                                                                       ------------ --------------  -------------  -------------
Numerator:
Income available to common shareholders used in basic earnings per
   share                                                             $     4,353     $    8,379     $    17,832    $     19,939
Add Back:  Interest expense on convertible securities, net of tax            821            742           2,355           1,493
                                                                       ------------ --------------  -------------  -------------
Income available to common shareholders for diluted earnings per
  share after assumed conversion of dilutive securities              $     5,174     $    9,121     $    20,187    $     21,432
                                                                       ============ ==============  =============  =============

Denominator:
Weighted average number of common shares outstanding - basic               9,915         10,301          10,072          10,895
Effect of dilutive securities:
   Convertible securities                                                  2,230          2,229           2,230           1,494
   Stock options                                                             860            850             712             822
                                                                       ------------ --------------  -------------  -------------
Weighted average number of common shares outstanding - diluted            13,005         13,380          13,014          13,211
                                                                       ============ ==============  =============  =============

Basic earnings per share                                             $     0.44      $     0.81     $      1.77    $       1.83
                                                                       ============ ==============  =============  =============
Diluted earnings per share                                           $     0.40      $     0.68     $      1.55    $       1.62
                                                                       ============ ==============  =============  =============

The diluted earnings per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. For the quarters ended March 31, 2005 and 2004, the Company had 25,000 and 0 shares, respectively, of potentially dilutive outstanding stock options that are not included in the calculation since they are antidilutive. For the nine months ended March 31, 2005 and 2004, the Company had 54,000 and 6,000 shares, respectively, of potentially dilutive outstanding stock options that are not included in the calculations since they are antidilutive.

NOTE 14 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in thousands):

                                                            Three Months Ended          Nine months Ended
                                                                March 31,                   March 31,
                                                       ----------------------------- -------------------------
                                                           2005           2004          2005         2004
                                                       -------------- -------------- ------------ ------------
Net income                                             $    4,353     $    8,379     $   17,832   $   19,939
Unrealized (loss) gain on derivative assets                  (680)             -            523            -
Foreign currency translation (loss) gain                      (16)            (5)            77           11
                                                       -------------- -------------- ------------ ------------
Comprehensive income                                   $    3,657     $    8,374     $   18,432   $   19,950
                                                       ============== ============== ============ ============

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 15 - BUSINESS SEGMENTS
The operating business segments reported below are the business segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in assessing performance and deciding how to allocate resources. Before the acquisition of Lavalife in April 2004, the Company operated as one reportable business segment. The Company now operates as two reportable business segments: Marketing Services, formerly known as the Membership segment, and Personals. The Marketing Services business segment is primarily involved in marketing discounted products and services to consumers and developing and maintaining the service provider relationship. The Personals business segment is primarily involved in providing both web-based and IVR-based personals services to its customers. The results of Bargain and MCM have been included in the Marketing Services segment.

Management evaluates the operating results of each of its reportable business segments based upon revenue and operating income. The following is a summary of revenues, operating income, and assets by business segment (in thousands):

                                                                  Three Months Ended                  Nine months Ended
                                                                      March 31,                           March 31,
                                                            -------------------------------    --------------------------------
                                                                  2005           2004                2005           2004
                                                            --------------    -------------    --------------    --------------
       Revenues:
          Marketing Services                                $   131,071       $  118,519        $   367,063      $   355,507
          Personals                                              17,998                -             54,244                -
          Intersegment                                              (74)               -               (210)               -
                                                            --------------    -------------    --------------    --------------
             Total                                          $   148,995       $  118,519        $   421,097      $   355,507
                                                            ==============    =============    ==============    ==============

       Operating Income (Loss) (1):
          Marketing Services                                $    12,997       $   14,558        $    44,795      $    35,089
          Personals                                              (1,458)               -             (2,741)               -
                                                            --------------    -------------    --------------    --------------
             Total                                          $    11,539       $   14,558        $    42,054      $    35,089
                                                            ==============    =============    ==============    ==============

                                                             March 31,         June 30,
                                                                2005             2004
                                                            --------------    -------------
       Assets:
            Marketing Services                              $   260,971       $ 178,723
            Personals                                           135,839         136,874
            Corporate and other (2)                              53,893         137,565
                                                         ----------------- ----------------
              Total                                      $      450,703       $ 453,162
                                                         ================= ================

       (1) Operating income includes amortization of intangible assets of:

                                                                Three Months Ended                   Nine months Ended
                                                                     March 31,                           March 31,
                                                         ----------------------------------  ----------------------------------
                                                                  2005             2004              2005              2004
                                                         ----------------- ----------------  ---------------- -----------------
       Marketing Services                                   $     1,167       $       258       $     1,861      $      847
       Personals                                                  1,300                 -             3,903               -
                                                         ----------------- ----------------  ---------------- -----------------
                         Total                              $     2,467       $       258       $     5,764      $      847
                                                         ================= ================  ================ =================

       (2) Represents unallocated non-operating assets including non-operating cash, short-term investments, debt issuance costs and other.

NOTE 16 - GUARANTOR AND NONGUARANTOR FINANCIAL INFORMATION
In April 2004, the Company issued $150,000,000 aggregate principal amount of 9.25% Senior Notes in a private placement pursuant to Rule 144A. The Senior Notes are unsecured obligations and rank pari passu in right of payment to all of the Company's existing and future senior unsecured indebtedness and senior in right of payment to all of the Company's existing and future subordinated indebtedness that expressly provides for its subordination to the Senior Notes. The Senior Notes are fully and unconditionally guaranteed by all of the Company's existing and future domestic subsidiaries that guarantee the Company's

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Facility (as defined in the Indenture governing the Senior Notes) and certain of the Company's existing and future foreign subsidiaries.

The following consolidating financial information presents the consolidating balance sheets as of March 31, 2005 and June 30, 2004, the related statements of operations for the three and nine months ended March 31, 2005 and 2004 and the related statements of cash flows for the nine months ended March 31, 2005 and 2004. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor and nonguarantor entities.

Investments in subsidiaries are accounted for by the Parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                           CONSOLIDATED BALANCE SHEETS


                                                                                    As of March 31, 2005
                                                          -------------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                   Consolidated
                                                           Parent    Subsidiaries    Subsidiaries    Eliminations      Total
                                                         ---------- -------------   --------------  -------------- ----------------
                         Assets                                                      (in thousands)
Current assets                                           $   98,118  $    58,918    $       20,538  $    (13,977)  $    163,597
Fixed assets, net                                            19,285       12,455             7,361             -         39,101
Goodwill                                                          -      118,187            69,043             -        187,230
Intangible assets, net                                        1,257       33,298            14,442             -         48,997
Other assets                                                 10,217           51             1,510             -         11,778
Investment in subsidiaries                                  254,225            -                 -      (254,225)             -
                                                         ---------- -------------   --------------  -------------- ----------------
   Total assets                                          $  383,102  $   222,909    $      112,894  $   (268,202)  $    450,703
                                                         ========== =============   ==============  ============== ================

     Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                      $  189,848  $    46,884    $       22,302  $    (13,977)  $    245,057
Deferred income taxes                                         2,038       10,006              (150)            -         11,894
Other long-term liabilities                                   3,571            -             2,536             -          6,107
Long-term debt                                              237,773            -                 -             -        237,773
                                                         ---------- -------------   --------------  -------------- ----------------
   Total liabilities                                        433,230       56,890            24,688       (13,977)       500,831
                                                         ---------- -------------   --------------  -------------- ----------------

Shareholders' (deficit) equity:
 Preferred stock                                                  -            -                 -             -              -
 Common stock                                                   196            6                 3            (9)           196
 Capital in excess of par value                             167,792      165,285            87,776      (253,061)       167,792
 Accumulated (deficit) earnings                              27,963          448               558        (1,006)        27,963
 Accumulated other comprehensive loss                           227          280              (131)         (149)           227
 Treasury stock                                            (246,306)           -                 -             -       (246,306)
                                                         ---------- -------------   --------------  -------------- ----------------
   Total shareholders' (deficit) equity                     (50,128)     166,019            88,206      (254,225)       (50,128)
                                                         ---------- -------------   --------------  -------------- ----------------
   Total liabilities and shareholders' (deficit) equity  $  383,102  $   222,909    $      112,894  $    (268,202) $    450,703
                                                         ========== =============   ==============  ============== ================


                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED BALANCE SHEETS


                                                                                    As of June 30, 2004
                                                         -------------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                   Consolidated
                                                           Parent    Subsidiaries    Subsidiaries    Eliminations      Total
                                                         ----------  ------------   --------------  -------------  -------------
                         Assets                                                       (in thousands)
Current assets                                           $  194,227  $    42,955    $       10,760  $     (6,572)  $    241,370
Fixed assets, net                                            19,675       14,823             2,042             -         36,540
Goodwill                                                          -      118,956             6,719             -        125,675
Intangible assets, net                                        1,050       37,822                 -             -         38,872
Other assets                                                 10,666           39                 -             -         10,705
Intercompany notes receivable                                95,543            -                 -       (95,543)             -
Investment in subsidiaries                                   78,633            -                 -       (78,633)             -
                                                         ----------  ------------   --------------  -------------  -------------
   Total assets                                          $  399,794  $   214,595    $       19,521  $   (180,748)  $    453,162
                                                         ==========  ============   ==============  =============  =============

     Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                      $  206,915  $    40,549    $       11,410  $     (6,572)  $    252,302
Deferred income taxes                                        (2,402)       6,647               109             -          4,354
Other long-term liabilities                                   3,705            -             1,225             -          4,930
Intercompany notes payable                                        -       95,543                 -       (95,543)             -
Long-term debt                                              237,659            -                 -             -        237,659
                                                         ----------  ------------   --------------  -------------  -------------
   Total liabilities                                        445,877      142,739            12,744      (102,115)       499,245
                                                         ----------  ------------   --------------  -------------  -------------

Shareholders' (deficit) equity:
 Preferred stock                                                  -            -                 -             -              -
 Common stock                                                   191            6                 3            (9)           191
 Capital in excess of par value                             156,457       71,744             9,564       (81,308)       156,457
 Accumulated (deficit) earnings                              10,131          (15)           (2,305)        2,320         10,131
 Accumulated other comprehensive loss                          (373)         121              (485)          364           (373)
 Treasury stock                                            (212,489)           -                 -             -       (212,489)
                                                         ----------  ------------   --------------  -------------  -------------
   Total shareholders' (deficit) equity                     (46,083)      71,856             6,777       (78,633)       (46,083)
                                                         ----------  ------------   --------------  -------------  -------------
   Total liabilities and shareholders' (deficit) equity  $  399,794  $   214,595    $       19,521  $    (180,748) $    453,162
                                                         ==========  ============   ==============  =============  =============


                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Three Months Ended March 31, 2005
                                                          ------------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                  Consolidated
                                                           Parent    Subsidiaries    Subsidiaries    Eliminations      Total
                                                          ---------- -------------- ---------------- ------------- ---------------
                                                                                      (in thousands)
Revenues                                                 $   91,512  $    37,016   $       26,286   $     (5,819) $      148,995
Expenses:
    Marketing                                                52,273       17,435           11,380         (5,120)         75,968
    Operating                                                15,563        7,476            8,767           (699)         31,107
    General and administrative                               15,186        8,571            4,157              -          27,914
    Amortization of intangible assets                            76        1,522              869              -           2,467
                                                          ---------- -------------- ---------------- ------------- ---------------
Operating income                                              8,414        2,012            1,113              -          11,539
Equity in income of subsidiary                                2,065            -                -         (2,065)              -
Interest (expense) income, net                               (5,031)          22               16              -          (4,993)
Other income (expense), net                                      42          (14)             (15)             -              13
                                                          ---------- -------------- ---------------- ------------- ---------------
Income before income taxes                                    5,490        2,020            1,114         (2,065)          6,559
Provision for income taxes                                    1,137          560              509              -           2,206
                                                          ---------- -------------- ---------------- ------------- ---------------
Net income                                               $    4,353  $     1,460   $          605   $     (2,065)  $       4,353
                                                         =========== ============== ================ ============= ===============


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Three Months Ended March 31, 2004
                                                          ------------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                   Consolidated
                                                           Parent    Subsidiaries    Subsidiaries    Eliminations      Total
                                                          ---------- -------------- ---------------- ------------- ---------------
                                                                                     (in thousands)
Revenues                                                 $   98,329  $    15,310    $        5,216  $       (336)  $     118,519
Expenses:
    Marketing                                                51,773        7,813             1,355             -          60,941
    Operating                                                17,216        2,992             2,452          (336)         22,324
    General and administrative                               16,762        2,719               957             -          20,438
    Amortization of intangible assets                             -          258                 -             -             258
                                                          ---------- -------------- ---------------- ------------- ---------------
Operating income                                             12,578        1,528               452             -          14,558
Equity in income of subsidiaries                              1,214            -                 -        (1,214)              -
Interest (expense) income, net                               (1,317)          26                26             -          (1,265)
Other income (expense), net                                     681           (1)               (8)            -             672
                                                          ---------- -------------- ---------------- ------------- ---------------
Income before income taxes                                   13,156        1,553               470        (1,214)         13,965
Provision for income taxes                                    4,777          621               188             -           5,586
                                                          ---------- -------------- ---------------- ------------- ---------------
Net income                                               $    8,379  $       932    $          282  $     (1,214)  $       8,379
                                                         =========== ============== ================ ============= ===============


                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Nine months Ended March 31, 2005
                                                          ------------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                  Consolidated
                                                           Parent    Subsidiaries    Subsidiaries    Eliminations      Total
                                                          ---------- -------------- ---------------- ------------- ---------------
                                                                                     (in thousands)
Revenues                                                 $  280,148  $   106,838   $       41,632   $     (7,521)  $     421,097
Expenses:
    Marketing                                               152,145       50,839           15,832         (5,627)        213,189
    Operating                                                46,311       21,956           14,896         (1,894)         81,269
    General and administrative                               46,364       25,340            7,117              -          78,821
    Amortization of intangible assets                           152        4,593            1,019              -           5,764
                                                          ---------- -------------- ---------------- ------------- ---------------
Operating income                                             35,176        4,110            2,768              -          42,054
Equity in income of subsidiary                                4,652            -                -         (4,652)              -
Interest (expense) income, net                              (14,380)         113               20              -         (14,247)
Other income (expense), net                                     (56)         341               21              -             306
                                                          ---------- -------------- ---------------- ------------- ---------------
Income before income taxes                                   25,392        4,564            2,809         (4,652)         28,113
Provision for income taxes                                    7,560        1,402            1,319              -          10,281
                                                          ---------- -------------- ---------------- ------------- ---------------
Net income                                               $   17,832  $     3,162   $        1,490   $     (4,652)  $      17,832
                                                         =========== ============== ================ ============= ===============


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Nine months Ended March 31, 2004
                                                          ------------------------------------------------------------------------
                                                                       Guarantor     Nonguarantor                   Consolidated
                                                           Parent    Subsidiaries    Subsidiaries    Eliminations      Total
                                                          ---------- -------------- ---------------- ------------- ---------------
                                                                                     (in thousands)
Revenues                                                 $  299,505  $    43,308    $       13,814  $     (1,120)  $     355,507
Expenses:
    Marketing                                               168,897       21,852             3,593             -         194,342
    Operating                                                52,360        9,350             6,239        (1,120)         66,829
    General and administrative                               47,778        7,808             2,814             -          58,400
    Amortization of intangible assets                             -          847                 -             -             847
                                                          ---------- -------------- ---------------- ------------- ---------------
Operating income                                             30,470        3,451             1,168             -          35,089
Equity in income of subsidiaries                              2,846            -                 -        (2,846)              -
Interest (expense) income, net                               (2,479)          82                80             -          (2,317)
Other income (expense), net                                     497           32               (70)            -             459
                                                          ---------- -------------- ---------------- ------------- ---------------
Income before income taxes                                   31,334        3,565             1,178        (2,846)         33,231
Provision for income taxes                                   11,395        1,426               471             -          13,292
                                                          ---------- -------------- ---------------- ------------- ---------------
Net income                                               $   19,939  $     2,139    $          707  $     (2,846)  $      19,939
                                                         =========== ============== ================ ============= ===============



                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Nine months Ended March 31, 2005
                                                      ---------------------------------------------------------------------------
                                                                     Guarantor     Nonguarantor                    Consolidated
                                                        Parent     Subsidiaries    Subsidiaries    Eliminations       Total
                                                      ----------   -------------- ---------------- ------------- ---------------
                                                                                    (in thousands)
 Net cash provided by (used in) operating activities  $  112,759  $     (89,116)  $        5,565  $    (4,652)    $      24,556

 Investing activities
  Acquisition of fixed assets                             (5,043)        (1,208)          (1,156)           -            (7,407)
  Purchases of short-term investments                   (397,218)          (244)               -            -          (397,462)
  Sales of short-term investments                        490,735            813                -            -           491,548
  Acquisitions of businesses and other investing
     activities                                         (160,994)        93,937            1,370            -           (65,687)
  Investment in subsidiaries                              (4,652)             -                -        4,652                 -
                                                      ----------   -------------- ---------------- ------------- ---------------
 Net cash (used in) provided by investing activities     (77,172)        93,298              214        4,652            20,992
                                                      ----------   -------------- ---------------- ------------- ---------------

 Financing activities
  Net proceeds from exercise of stock options              9,795              -                -            -             9,795
  Treasury stock purchases                               (33,817)             -                -            -           (33,817)
  Debt issuance costs                                       (803)             -                -            -              (803)
  Payments of long-term obligations                         (242)           (14)            (117)           -              (373)
                                                      ----------   -------------- ---------------- ------------- ---------------
 Net cash used in financing activities                   (25,067)           (14)            (117)           -           (25,198)
                                                      ----------   -------------- ---------------- ------------- ---------------
 Effect of exchange rate changes on cash and cash
   equivalents                                                 -           (272)             484            -               212
                                                      ----------   -------------- ---------------- ------------- ---------------
 Net increase in cash and cash equivalents                10,520          3,896            6,146            -            20,562
 Cash and cash equivalents at beginning of period         18,251         26,657            2,258            -            47,166
                                                      ----------   -------------- ---------------- ------------- ---------------
 Cash and cash equivalents at end of period           $   28,771  $      30,553   $        8,404  $         -     $      67,728
                                                      ==========   ============== ================ ============= ===============



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Nine months Ended March 31, 2004
                                                      ---------------------------------------------------------------------------
                                                                     Guarantor     Nonguarantor                    Consolidated
                                                        Parent     Subsidiaries    Subsidiaries    Eliminations       Total
                                                      ----------   -------------- ---------------- ------------- ---------------
                                                                                    (in thousands)
 Net cash provided by (used in) operating activities  $   34,092  $      (5,923)  $          (55) $    (2,846)    $      25,268

 Investing activities
  Acquisition of fixed assets                             (4,252)          (279)            (345)           -            (4,876)
  Purchases of short-term investments                   (405,920)             -                -            -          (405,920)
  Sales of short-term investments                        410,920              -                -            -           410,920
  Investment in subsidiaries                              (2,846)             -                -        2,846                  -
                                                      ----------   -------------- ---------------- ------------- ---------------
 Net cash (used in) provided by investing activities      (2,098)          (279)            (345)       2,846               124
                                                      ----------   -------------- ---------------- ------------- ---------------

 Financing activities
  Net proceeds from exercise of stock options             23,632              -                -            -            23,632
  Treasury stock purchases                               (84,942)             -                -            -           (84,942)
  Net proceeds from the issuance of debt                  87,948              -                -            -            87,948
  Payments of long-term obligations                         (110)          (258)               -            -              (368)
                                                      ----------   -------------- ---------------- ------------- ---------------
 Net cash provided by (used in) financing activities      26,528           (258)               -            -            26,270
                                                      ----------------------------------------------------------- ---------------
 Effect of exchange rate changes on cash and cash
   equivalents                                                 -              -               35            -                35
                                                      ----------   -------------- ---------------- ------------- ---------------
 Net increase (decrease) in cash and cash equivalents     58,522         (6,460)            (365)           -            51,697
 Cash and cash equivalents at beginning of period         46,895         18,716            1,649            -            67,260
                                                      ----------   -------------- ---------------- ------------- ---------------
 Cash and cash equivalents at end of period           $  105,417  $      12,256   $        1,284  $         -     $     118,957
                                                      ==========   ============== ================ ============= ===============

                              VERTRUE INCORPORATED
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 17 - SUPPLEMENTAL CASH FLOW DISCLOSURE
During the nine months ended March 31, 2005, the Company accrued $10,905,000 of contingent payments related to the acquisition of certain of the assets of Bargain, which will be paid in the quarter ending June 30, 2005.

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

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On October 13, 2004, MemberWorks Incorporated began doing business as Vertrue Incorporated (the "Company"). On November 18, 2004, the Company's shareholders approved an amendment to the Company's charter formally changing its name to Vertrue Incorporated. The name change was intended to reflect the ever-broadening base of services that the Company offers to its customers. The Company is a leading consumer services marketing company. The Company's services are both subscription and transaction based offerings focused on meeting consumer needs in large spending categories - healthcare, personal property, discounts, security, insurance and personals. The Company's service offerings provide everyday savings, event-oriented discounts, peace of mind and unique consumer benefits. Programs are available in English, French and Spanish and are increasingly customized for specific client customer segments or consumer communities. The Company's loyalty programs provide clients with a wide range of benefits to offer or market to their customers and include stand-alone benefits, reward point accumulation and management, gift certificate, merchandise and travel reward redemption. The Company's versatility in designing loyalty strategies and providing turnkey execution is essential in supporting and promoting the client's brand.

The Company operates in two business segments: Marketing Services and Personals. For additional financial information about these business segments, see Note 15 to the condensed consolidated financial statements.

The Marketing Services segment, formerly known as the Membership segment, offers consumers a variety of products and services from selected vendors and service providers on an annual or monthly subscription basis or a fee for service basis. Revenues are derived principally from recurring fees which are billed to the member either on an annual or monthly basis; however, with the acquisition of My Choice Medical Holdings, Inc. ("MCM") on January 1, 2005 and the evolution of certain aspects of the Company's loyalty business, an increasing amount of revenue is being derived from fee for service transactions. In the case of annually billed membership fees, the Company receives full payment at or near the beginning of the membership period, but recognizes the revenues as the member's refund privilege expires. Membership fees that are billed monthly are recognized when earned. Revenue derived from one time fees is recognized when the service is performed. Profitability and cash flow generated from renewal memberships exceed those of new memberships due to the absence of solicitation costs associated with new member procurement.

The Personals business segment employs a transactional business model in which users buy non-refundable credits up front and spend those credits only when they want to interact with other users. Personals revenues are generally recognized when the services are used.

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

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and March 31, 2004

Revenues

                                       Three Months Ended        Percent
                                             March 31,           Increase
                                 ----------------------------- ------------
                                      2005            2004     '05 vs. '04
                                      ----            ----     -----------
Marketing Services                $    131,065   $    118,519      11%
Personals                               17,930             -       NM
                                  -------------  ------------- ------------
Total                             $    148,995   $    118,519      26%
                                  =============  ============= ============
NM = Not Meaningful

Marketing Services
Revenues increased 11% in 2005 primarily due to revenues from Bargain Network, Inc. ("Bargain") and MCM, which were acquired on November 30, 2004 and January 1, 2005, respectively. Excluding revenues from these acquisitions, revenues would have decreased 3% from the prior year primarily due to a decrease in the net active retail members. The net active retail members decreased 7% to 5.7 million as of March 31, 2005 primarily due to the decrease in members enrolled through the outbound telemarketing channel which was not completely offset by an increase in members enrolled through the Company's online and MemberLink channels. The mix of new members enrolled in a monthly payment plan program was 87% and 63% in 2005 and 2004, respectively.

Revenues generated from different payment programs are summarized below:

                                                                Percent
                                      Three Months Ended        Increase/
                                           March 31,           (Decrease)
                                 ----------------------------- ------------
                                      2005           2004       '05 vs. '04
                                      ----           ----      -----------

Monthly payment plans            $    67,377  $   45,911          47%
Annual payment plans:
   Initial year                       11,744      22,802         (48)%
   Renewal year                       36,780      43,057         (15)%
Other                                 15,164       6,749          NM
                                  ------------ ----------- ----------------
Total                            $   131,065  $  118,519          11%
                                  ============ =========== ================
NM = Not Meaningful

Other represents fee for service revenues. The increase in Other over the prior year was primarily due to the acquisition of MCM.

Personals
Revenues were $17.9 million and represent the revenues of Lavalife, which was acquired by the Company on April 1, 2004. On a pro forma basis giving effect to the acquisition of Lavalife, revenues would have decreased 3% from the prior year primarily due to increased competition in the U.S. online personals market. There were approximately 0.6 million active customers as of March 31, 2005.

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating income

                              Three Months Ended March 31,     Percent
                                                              Decrease
                             ------------------------------- ------------
                                  2005           2004        '05 vs. '04
                                  ----           ----        -----------
Marketing Services             $    12,997    $    14,558       (11)%
Personals                           (1,458)             -        NM
                                -------------  ------------- ------------
Total                          $    11,539    $    14,558       (21)%
                                =============  ============= ============
NM = Not Meaningful

Marketing Services
Operating income decreased 11% due to an increase in marketing and operating expenses as a percentage of revenue. Marketing expenses were $67.6 million in 2005 versus $60.9 million in 2004 and, as a percentage of revenues, marketing expenses were 52% in 2005 versus 51% in 2004. The increase in marketing expenses as a percentage of revenue was primarily due to an increase in the volume of new monthly marketing. Operating expenses were $27.4 million in 2005 versus $22.3 million in 2004 and as a percentage of revenue, operating expenses were 21% in 2005 compared to 19% in 2004. The increase in operating expenses as a percentage of revenue was due to a higher proportion of the recent acquisitions' costs that are considered to be operating expenses while a lower proportion of costs are considered to be marketing expenses.

Personals
Operating loss was $1.5 million in 2005 and reflected $1.3 million of amortization expense. On a pro forma basis giving effect to the acquisition of Lavalife, operating loss would have been $1.1 million in 2004. The increase from prior year pro forma operating loss was primarily due to increased advertising rates in the U.S. personals market.

Corporate

                                 Three Months Ended March 31,     Percent
                                                                 Increase/
                                                                (Decrease)
                                ------------------------------- ------------
                                     2005           2004        '05 vs. '04
                                     ----           ----        -----------
Interest expense, net             $     4,993    $     1,265        NM
Other income, net                          13            672        98%
Provision for income taxes              2,206          5,586       (61)%
NM = Not Meaningful

Interest expense, net. The increase in interest expense, net in 2005 was due to $3.6 million of interest expense related to the 9.25% Senior Notes issued in April 2004 ("Senior Notes"). For additional information on this debt issuance, refer to the related discussion in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Quarterly Report on Form 10-Q.

Other income, net. The decrease in other income was primarily due to a $0.7 million gain realized during the quarter ended March 31, 2004 on a forward contract that the Company used to protect itself against foreign currency movements with respect to the Lavalife acquisition.

Provision for income taxes. The Company recorded a provision for income taxes of $2.2 million and $5.6 million based on an effective tax rate of 33.6% and 40% in 2005 and 2004, respectively. The estimated effective tax rate in 2005 decreased from the prior year due to certain tax planning strategies implemented. The Company expects to report an effective tax rate of approximately 37% for fiscal 2005.

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the Nine Months Ended March 31, 2005 and March 31, 2004

Revenues

                                       Nine months Ended           Percent
                                            March 31,             Increase
                                 ------------------------------- ------------
                                        2005            2004     '05 vs. '04
                                        ----            ----     -----------
Marketing Services                 $    367,057   $    355,507       3%
Personals                                54,040             -        NM
                                    -------------  ------------- ------------
Total                              $    421,097   $    355,507       18%
                                    =============  ============= ============
NM = Not Meaningful

Marketing Services
Revenues increased 3% in 2005 primarily due to revenues from Bargain and MCM. Excluding revenues from these acquisitions, revenues would have decreased 2% from the prior year primarily due to a decrease in the net active retail members. The net active retail members decreased 7% to 5.7 million as of March 31, 2005 primarily due to the decrease in members enrolled through the outbound telemarketing channel which was not completely offset by an increase in members enrolled through the Company's online and MemberLink channels. The mix of new members enrolled in a monthly payment plan program was 85% and 64% in 2005 and 2004, respectively.

Revenues generated from different payment programs are summarized below:

                                                                Percent
                                    Nine months Ended           Increase/
                                         March 31,              (Decrease)
                                 --------------------------- ----------------
                                      2005         2004        '05 vs. '04
                                      ----         ----        -----------
Monthly payment plans              $   172,871  $  113,664         52%
Annual payment plans:
   Initial year                         45,660      95,589        (52)%
   Renewal year                        118,717     126,190        (6)%
Other                                   29,809      20,064         49%
                                    ------------ ----------- ----------------
Total                              $   367,057  $  355,507         3%
                                    ============ =========== ================

Other represents fee for service revenues. The increase in Other over the prior year was primarily due to the acquisition of MCM as well as increases in our loyalty business.

Personals
Revenues were $54.0 million and represent the revenues of Lavalife. On a pro forma basis giving effect to the acquisition of Lavalife, revenues would have remained flat from the prior year. There were approximately 0.6 million active customers as of March 31, 2005.

Operating income

                                       Nine months Ended           Percent
                                           March 31,               Increase
                                 ------------------------------- ------------
                                      2005           2004        '05 vs. '04
                                      ----           ----        -----------
Marketing Services                 $    44,795    $    35,089        28%
Personals                               (2,741)             -        NM
                                    -------------  ------------- ------------
Total                              $    42,054    $    35,089        20%
                                    =============  ============= ============
NM = Not Meaningful

Marketing Services
Operating income increased 28% primarily due to a 3% increase in revenues and a 3% decrease in marketing expenses. Marketing expenses were $189.3 million in 2005 versus $194.3 million in 2004 and, as a percentage of revenues, marketing

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenses were 52% in 2005 versus 55% in 2004. This decrease was primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel.

Personals
Operating loss was $2.7 million in 2005 and reflected $3.9 million of intangible amortization expense. On a pro forma basis giving effect to the acquisition of Lavalife, operating income would have been $0.3 million in 2004. The decrease from prior year pro forma operating income was primarily due to increased advertising rates in the U.S. online market.

Corporate

                                       Nine months Ended           Percent
                                           March 31,              Decrease
                                 ------------------------------- ------------
                                      2005           2004        '05 vs. '04
                                      ----           ----        -----------
Interest expense, net              $    14,247    $     2,317        NM
Other income, net                          306            459       (33)%
Provision for income taxes              10,281         13,292       (23)%
NM = Not Meaningful

Interest expense, net. The increase in interest expense, net in 2005 was due to $1.2 million of interest expense related to the 5.5% Convertible Senior Subordinated Notes issued in September 2003 and $10.7 million of interest expense related to the 9.25% Senior Notes issued in April 2004. For additional information on these debt issuances, refer to the section titled "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources" of this Quarterly Report on Form 10-Q.

Provision for income taxes. The Company recorded a provision for income taxes of $10.3 million and $13.3 million based on an effective tax rate of 36.6% and 40% in 2005 and 2004, respectively. The effective tax rate was higher than the U.S. federal statutory rate due to state tax expense. The estimated effective tax rate in 2005 decreased from the prior year due to certain tax planning strategies implemented. The Company expects to report an effective tax rate of approximately 37% for fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities is an important measure used to understand the Company's liquidity. Management believes it is useful to analyze the components of net cash provided by operating activities as follows: Revenue before deferral, marketing costs before deferral, operating expenses, general and administrative expenses and changes in assets and liabilities. For definitions and reconciliations of revenue before deferral and marketing costs before deferral, refer to the related discussion in the Reconciliation of Non-GAAP Measures section in this Quarterly Report on Form 10-Q.

Net cash provided by operating activities was $24.6 million and $25.3 million for the nine months ended March 31, 2005 and 2004, respectively.

Revenues before deferral increased 18% to $396.8 million for the nine months ended March 31, 2005 from $335.4 million for the nine months ended March 31, 2004 primarily due to revenues before deferral generated by Lavalife, Bargain and MCM. Excluding revenues before deferral from the recent acquisitions, revenues before deferral would have decreased 4% primarily due to the effect of an increase in the marketing of monthly memberships. For the nine months ended March 31, 2005 and 2004, the mix of new members enrolled in a monthly payment plan program was 85% and 64%, respectively. Monthly weighted average program price points per retail member were $12.30 and $11.25 for the nine months ended March 31, 2005 and 2004, respectively. The new annual weighted average program price points per retail member were $104 and $106 for the nine months ended March 31, 2005 and 2004, respectively.

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The table below summarizes the components of revenues before deferral for the nine months ended March 31:

                                       2005            2004
                                 ----------------- --------------
  Monthly payment plans            $   177,402       $  120,490
  Annual payment plans:
     Initial year                       31,026           63,299
     Renewal year                      103,211          131,580
  Other                                 30,992           20,064
  Personals                             54,157                -
                                 ----------------- --------------
  Total                            $   396,788       $  335,433
                                 ================= ==============

Marketing costs before deferral were $202.4 million and $175.2 million for the nine months ended March 31, 2005 and 2004, respectively. For the nine months ended March 31, 2005, marketing costs before deferral increased 16% primarily due to marketing costs of $34.8 million incurred by Lavalife, Bargain and MCM. As a percent of revenue before deferral, marketing costs before deferral were 51% for the nine months ended March 31, 2005 versus 52% for the nine months ended March 31, 2004 due to the effect of the recent acquisitions which have lower marketing expenses offset by higher operating expenses, the maturing base of members enrolled in a monthly payment plan program and the reduced level and mix of higher cost outbound telemarketing. As a result, marketing margin before deferral was $194.4 million and $160.2 million for the nine months ended March 31, 2005 and 2004, respectively. The effect of the increase in marketing margin before deferral on net cash provided by operating activities was more than offset by increased general and administrative and operating expenses primarily due to the recent acquisitions, as well as increased interest costs associated with the Convertible Notes and Senior Notes.

Net cash provided by operating activities was also affected by changes in assets and liabilities, which used $1.9 million of cash for the nine months ended March 31, 2005 and $15.0 million of cash for the nine months ended March 31, 2004 primarily due to the timing of vendor payments.

Net cash provided by investing activities was $21.0 million for the nine months ended March 31, 2005 and primarily reflected net settlements of short-term investments of $94.1 million offset by $65.7 million of cash used in connection with the Company's recent acquisitions. Net settlements of short-term investments were $5.0 million for the nine months ended March 31, 2004. Capital expenditures were $7.4 million and $4.9 million for the nine months ended March 31, 2005 and 2004, respectively.

Net cash used in financing activities was $25.2 million for the nine months ended March 31, 2005 compared to net cash provided by financing activities of $26.3 million for the nine months ended March 31, 2004. Net cash used in financing activities for the nine months ended March 31, 2005 principally reflected the use of $33.8 million in cash to repurchase the Company's stock, which was partially offset by proceeds from the exercise of stock options of $9.8 million. Net cash provided by financing activities for the nine months ended March 31, 2004 principally reflected the issuance of $87.9 million in debt, net of issuance costs, and proceeds from the exercise of stock options of $23.6 million. These sources of cash in 2004 were partially offset by the use of $84.9 million in cash to repurchase the Company's stock.

Debt Issuances
As of March 31, 2005, the Company had $240.0 million of debt outstanding. In September 2003, the Company issued $90.0 million aggregate principal amount 5.5% convertible senior subordinated notes ("Convertible Notes") due September 2010. The Convertible Notes bear interest at the rate of 5.5% per year, which is payable in cash semi-annually in arrears on April 1 and October 1 of each year. Upon the occurrence of a change in control, holders of the Convertible Notes may require the Company to repurchase all or part of the Convertible Notes for cash.

In April 2004, the Company issued $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Senior Notes were sold at 98.418% of the principal amount which resulted in an effective yield of 9.5%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. A portion of the proceeds from the offering of the Senior Notes was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition. The Company intends to use the remaining proceeds for general corporate purposes, including working capital, future acquisitions and repurchases of the Company's common stock under the Company's stock buyback program to the extent permitted under the indenture governing the Senior Notes and the senior secured credit facility. The Senior

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notes offering was made solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. All privately placed Senior Notes were exchanged for registered Senior Notes on December 10, 2004.

Credit Facility
The Company has a senior secured credit facility, which was amended and restated on March 1, 2005, that allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate, or the Federal Funds rate plus an applicable margin. As of March 31, 2005, the availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and was $39.5 million. As of March 31, 2005, the effective interest rate for borrowings under the senior secured credit facility was 5.75%. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. As of March 31, 2005, the Company was in compliance with all such debt covenants.

Stock Repurchase Program
The Company purchased 972,000 shares of common stock for $33.8 million at an average price of $34.43 during the nine months ended March 31, 2005 compared to
2.7 million shares for $84.9 million at an average price of $31.91 during the nine months ended March 31, 2004. During the nine months ended March 31, 2005, the Company's Board of Directors authorized the repurchase of 1.0 million shares of its common stock under its ongoing stock repurchase program. As of March 31, 2005, the Company had 1.0 million shares available for repurchase under its stock repurchase program.

On November 8, 2004, the Board of Directors authorized a modified Dutch Auction self-tender offer for up to 500,000 shares of its common stock. Under the terms of the self-tender offer as approved by the Board of Directors, and as set forth in the Offer to Purchase filed as an exhibit to the Company's Schedule TO filed on November 15, 2004, as amended, (the "Offer to Purchase"), the Company's stockholders were given the opportunity to tender part or all of their shares to the Company at a price of not less than $33.50 per share and not more than $38.50 per share. The self-tender offer closed on January 7, 2005 with a total of 605,000 shares tendered by shareholders. The Company exercised its right, as set forth in the Offer to Purchase, to purchase the additional 105,000 shares and repurchased a total of 605,000 shares for $38.50 per share, paying a total of $23.3 million.

Acquisitions
On January 1, 2005, the Company completed the acquisition of certain of the assets of MCM, a privately held marketing services company serving the cosmetic surgery industry. The purchase price, excluding fees and expenses, amounted to $33.0 million and was paid in cash on the closing date. In addition, contingent payments of up to $56.0 million may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved over the next three calendar years.

On November 30, 2004, the Company completed the acquisition of certain of the assets of Bargain, a privately held provider of premier pricing services for homes, vehicles and consumer durables. The purchase price, which excludes fees and expenses and is subject to certain purchase price adjustments, amounted to $39.1 million, of which $10.9 million will be paid in the June 2005 quarter. In addition, the Company assumed certain liabilities amounting to $4.7 million. Additional contingent payments of up to $20.8 million may be paid if certain performance targets, including increasing levels of earnings, are achieved through June 30, 2005.

As of March 31, 2005, the Company had cash, cash equivalents and short-term investments of $97.6 million in addition to its senior secured credit facility. The Company believes that existing cash and short term investment balances together with funds available under its senior secured credit facility will be sufficient to meet its funding requirements for the foreseeable future.

The Company did not have any material commitments for capital expenditures as of March 31, 2005. The Company intends to utilize cash on hand and cash generated from operations to fulfill any capital expenditure requirements during 2005 and 2006.

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECONCILIATION OF NON-GAAP MEASURES

Management believes that revenues before deferral and marketing costs before deferral are important measures of liquidity and are significant factors in understanding the Company's operating cash flow trends. These non-GAAP measures are used by management and the Company's investors to understand the liquidity trends of the Company's marketing margins related to the current period operations which are reflected within the operating cash flow section of the cash flow statement. GAAP revenues and marketing expenses are important measures used to understand the marketing margins earned during the period in the income statement. However, in order to understand the Company's operating cash flow, it is important to understand the primary current period drivers of that cash flow. Two of the primary indicators of operating liquidity for the period are revenues before deferral and marketing costs before deferral. Revenues before deferral are revenues before the application of SAB 104 and represent the revenues billed during the current reporting period less an allowance for membership cancellations. That is, revenues before deferral for a reporting period include membership fees received in the current reporting period that will be recorded as GAAP revenues in future reporting periods and exclude membership fees received in prior reporting periods that are recorded as GAAP revenues in the current reporting period. Marketing costs before deferral are marketing costs before the application of SAB 104 and SOP 93-7 and represent marketing costs paid or accrued during the current reporting period. That is, marketing costs before deferral for a reporting period include costs paid or accrued in the current reporting period that will be recorded as GAAP marketing expenses in future reporting periods and exclude marketing expenses paid or accrued in prior reporting periods that are recorded as GAAP marketing expenses in the current reporting period. Neither revenues before deferral nor marketing costs before deferral exclude charges or liabilities that will require cash settlement. Additionally, these measures are not a substitute for, or superior to, Revenues and Marketing Expenses determined in accordance with generally accepted accounting principles. In light of the difference between revenues before deferral, marketing expenses before deferral and their most directly comparable GAAP measures, the Company uses these measures solely as liquidity measures and not as performance measures.

Revenues before deferral for the nine months ended March 31, 2005 and 2004 are calculated as follows:

                                                                                    2005           2004
                                                                                -------------  -------------
Revenues                                                                       $   421,097    $   355,507
Change in deferred revenues, net of deferred revenues acquired                     (24,309)       (20,074)
                                                                                -------------  -------------
Revenues before deferral                                                       $   396,788    $   335,433
                                                                                =============  =============

Marketing cost before deferral for the nine months ended March 31, 2005 and 2004 is calculated as follows:

                                                                                    2005           2004
                                                                                -------------  -------------
Marketing expenses                                                             $   213,189    $   194,342
Change in membership solicitation and other deferred costs                         (10,830)       (19,156)
                                                                                -------------  -------------
Marketing costs before deferral                                                $   202,359    $   175,186
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

                              VERTRUE INCORPORATED
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Future minimum payments of contractual obligations as of March 31, 2005 are as follows (amounts in thousands):

                                                                  Payments Due by Period
                                      -------------------------------------------------------------------------------
                                                       Less than                                         After
                                          Total          1 year         1-3 years       4-5 years        5 years
                                      --------------  -------------   --------------  --------------  ---------------
Operating leases                      $     28,926    $     9,148     $     10,971    $      7,472    $      1,335
Capital leases                               2,013            706            1,186             121               -
Long term debt                             240,000              -                -               -         240,000
Purchase obligations                       101,848         36,114           65,734               -               -
                                      --------------  -------------   --------------  --------------  ---------------
Total payments due                    $    372,787    $    45,968     $     77,891    $      7,593    $    241,335
                                      ==============  =============   ==============  ==============  ===============

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and the Company's management's beliefs and assumptions. These forward looking statements include statements that do not relate solely to historical or current facts and can be identified by the use of words such as "believe," "expect," "estimate," "project," "continue" or "anticipate." These forward looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward looking statements are not guarantees of future performance and are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward looking statements. Among the many factors that could cause actual results to differ materially from the forward looking statements are:

o higher than expected membership cancellations or lower than expected membership renewal rates;
o    changes in the marketing techniques of credit card issuers;
o increases in the level of commission rates and other compensation required by marketing partners to actively market with the Company;
o potential reserve requirements by business partners such as the Company's credit card processors;
o    unanticipated termination of marketing agreements;
o the extent to which the Company can continue to successfully develop and market new products and services and introduce them on a timely basis;
o the Company's ability to integrate acquired businesses into the Company's management and operations and operate successfully;
o unanticipated changes in or termination of the Company's ability to process revenues through third parties, including credit card processors and bank card associations;
o the Company's ability to develop and implement operational and financial systems to manage growing operations;
o the Company's ability to recover from a complete or partial system failure or impairment, other hardware or software related malfunctions or programming errors;
o    the degree to which the Company is leveraged;
o the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;
o further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;
o changes in the growth rate of the overall U.S. economy or the international economy where the Company does business such that credit availability, interest rates, consumer spending and related consumer debt are affected;
o additional government regulations and changes to existing government regulations of the Company's industry;
o the Company's ability to compete with other companies that have financial or other advantages;
o    adverse movement of foreign exchange rates;

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

The Company cautions that such factors are not exclusive. All of the forward looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, the Company does not have any intention or obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

                              VERTRUE INCORPORATED


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Interest Rate
The Company has a senior secured credit facility, which was amended and restated on March 1, 2005, that allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate or the higher of the Prime rate, or the Federal Funds rate plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of March 31, 2005. As of March 31, 2005, availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and was $39.5 million. Management believes that an increase in the Eurodollar rate, the Prime rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. In addition, the Company has $90.0 million aggregate principal amount of 5.5% Convertible Notes due 2010 and $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Convertible Notes and the Senior Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year. The fair value of the fixed interest instruments is affected by changes in interest rates and, with respect to the Convertible Notes, is also affected by changes in the Company's stock price and volatility. The Company does not currently hedge interest rates with respect to its outstanding debt. As of March 31, 2005, the carrying value of the Convertible Notes and the Senior Notes was $90.0 million and $147.8 million, respectively, and the fair value of the notes was $99.9 million and $150.0 million, respectively.

Foreign Currency
The Company conducts business in certain foreign markets, primarily in Canada. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar. As the Company increases its operations in international markets, it becomes increasingly exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. As currency exchange rates change, translation of the income statements of the Company's international business into U.S. dollars affects year-over-year comparability of operating results.

The Company uses purchase option contracts and forward contracts to minimize its exposure to changes in future cash flows caused by movements in foreign currency exchange rates between the U.S. dollar and the Canadian dollar. However, there can be no assurance that the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. The Company does not use derivatives for speculative purposes. Derivatives used to hedge forecast transactions and specific cash flows associated with Canadian dollar denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings in the same line item as the underlying hedged item at the time the hedged item affects earnings.

Fair Value of Investments
The Company does not have material exposure to market risk with respect to investments since the Company's investments are short-term in nature (original maturities of less than one year).

Item 4.  Controls and Procedures
         -----------------------

Evaluation of disclosure controls and procedures.
The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. The Company's disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries that is required to be disclosed in its reports under the Exchange Act is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer. In addition, there were no changes during the last quarter in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

                              VERTRUE INCORPORATED
                           PART II. OTHER INFORMATION

Item 1. Legal proceedings
        -----------------

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. The Company is involved in other lawsuits and claims generally incidental to its business including, but not limited to, various suits, including previously disclosed suits, brought against the Company by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's programs. In addition, from time to time in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory authorities.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that the Company was not liable to MedVal for any compensatory damages, they awarded $5.5 million in punitive damages and costs against the Company solely under CUTPA. The Company believes that this arbitration award is unjustified and not based on any existing legal precedent. Specifically, the Company is challenging the award on a number of grounds, including that it violates a well defined public policy against excessive punitive damage awards, raises constitutional issues and disregards certain legal requirements for a valid award under CUTPA. The hearing on the Company's motion was held on February 10, 2003. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award, and the Company filed an appeal of that decision. While the Company intends to take action to prevent enforcement of the award by, among other things, vigorously pursuing an appeal, there can be no assurance that the Company will be successful in its efforts. The Company has made no provision in its financial statements for this contingency because it believes that a loss is not probable. If the Company were ultimately unsuccessful in this or other available appeals and a final unappealable court order confirming the arbitration award were rendered, payment of the award could have a material adverse effect on the Company's results of operations in the period in which the final order was entered.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

The following table summarizes the shares of the Company's equity securities purchased by or on behalf of the Company:

                                                                                                              Maximum
                                                                                    Total Number of       Number of Shares
                                                  Total                            Shares Purchased        that May Yet be
                                                 Number of                         as Part of Publicly     Purchased Under
                                                  Shares        Average Price        Announced Plans        the Plans or
   Period                                        Purchased     Paid per Share (1)    or Programs (2)          Programs
  ------------------------------------------- --------------- -------------------  -------------------   -------------------
  January 1, 2005 to January 31, 2005             604,977          $   38.50                 604,977            1,074,030
  February 1, 2005 to February 28, 2005            13,000          $   39.89                  13,000            1,061,030
  March 1, 2005 to March 31, 2005                  39,600          $   36.94                  39,600            1,021,430
                                              --------------- -------------------  -------------------   -------------------
  Total                                           657,577          $   38.44                 657,577            1,021,430
                                              =============== ===================  ===================   ===================

(1) Excludes expenses paid in connection with the modified Dutch Auction self-tender offer that closed on January 7, 2005.

(2) During 2004, the Board of Directors authorized the following share amounts to be purchased under the Company's stock buyback program originally authorized during fiscal 1997:
       January 2004 - authorized an additional 1,000,000 shares, no expiration. October 2004 - authorized an additional 1,000,000 shares, no expiration.

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


                               VERTRUE INCORPORATED
                               (Registrant)


 Date:  May 10, 2005           By: /s/ Gary A. Johnson
                                   -----------------------------
                               Gary A. Johnson, President, Chief
                               Executive Officer and Director


        May 10, 2005           By:/s/ James B. Duffy
                                  -----------------------------------------
                               James B. Duffy, Executive Vice President and
                               Chief Financial Officer (Principal Financial
                               and Accounting Officer)