Form 10-K
period 2005-06-30
VERTRUE INC
filed 2005-09-13
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934 for the fiscal year ended June 30, 2005

        or

        Transition report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 for the transition period from ________ to ________.

                           Commission File No. 0-21527

                              VERTRUE INCORPORATED
             (Exact name of registrant as specified in its charter)

DELAWARE                                                          06-1276882
------------------------                                     -------------------
(State of Incorporation)                                       I.R.S. Employer
                                                             Identification No.)
680 Washington Boulevard
Stamford, Connecticut                                                   06901
---------------------------------------                              -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes  [   ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes  [ X ] No

The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2004 was $217,443,000. This was computed by reference to the closing price of the registrant's Common Stock at December 31, 2004. For purposes of this calculation, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the registrant's Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of August 12, 2005 was 9,742,347.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders of Vertrue Incorporated are incorporated by reference in Parts II and III of this report.

                                      Index



                                                                            Page
                                                                            ----

Part I   Item 1. Business                                                      1

         Item 2. Properties                                                    6

         Item 3. Legal Proceedings                                             6

         Item 4. Submission of Matters to a Vote of Security Holders           7

         Executive Officers of the Registrant                                  7

Part II  Item 5. Market for Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity Securities        8

         Item 6. Selected Financial Data                                      10

         Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 10

         Item 7A. Quantitative and Qualitative Disclosures about Market
          Risk                                                                23

         Item 8. Financial Statements and Supplementary Data                  24

         Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                 24

         Item 9A. Controls and Procedures                                     24

         Item 9B. Other Information                                           25

Part III Item 10. Directors and Executive Officers of the Registrant          25

         Item 11. Executive Compensation                                      25

         Item 12. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          25

         Item 13. Certain Relationships and Related Transactions              25

         Item 14. Principal Accountant Fees and Services                      26

Part IV  Item 15. Exhibits and Financial Statement Schedules                  26

Signatures                                                                    27

Exhibit Listing                                                               28

                                     Part I

Item 1.  Business
         --------

OVERVIEW
Vertrue Incorporated ("Vertrue" or the "Company") is a leading consumer services marketing company. The Company offers both subscription and transaction based services focused on meeting consumer needs in large spending categories - healthcare, personal property, discounts, security and insurance and personals. The Company's service offerings provide consumers everyday savings, event-oriented discounts, benefits that provide the consumer with peace of mind and access to information and opportunities for self-enrichment.

Vertrue operates a group of businesses that have a diverse mix of product offerings that reach consumers through direct marketing efforts. Vertrue markets its services through inbound call marketing, internet marketing, television and newspaper advertising, outbound telemarketing and direct mail. Over the last three years, Vertrue has increased its use of the internet to market, deliver and service its customers. During 2005, revenues before deferral generated through internet marketing efforts were 29% of total revenues before deferral. Looking ahead to 2006, Vertrue expects the internet channel to continue to grow.

The Company has two reportable business segments: Marketing Services, formerly known as the Membership segment, and Personals. The Marketing Services business segment provides discounted products and services to consumers on a subscription basis. The Personals business segment provides both web-based and phone-based personals services to its customers.

The Company was incorporated in 1989 in Delaware under the name Cardmember Publishing Corporation. On October 17, 1996, the Company completed an initial public offering of its stock and changed its name to MemberWorks Incorporated. On October 13, 2004, the Company began doing business as Vertrue Incorporated and on November 18, 2004, shareholders approved an amendment to the Company's charter formally changing its name to Vertrue Incorporated. The name change was intended to reflect the ever-broadening base of services that the Company offers to its customers.

MARKETING SERVICES SEGMENT
The Marketing Services segment designs membership programs that provide consumers everyday savings, event-oriented discounts, benefits that provide consumers with peace of mind and access to information. The membership programs provide substantial benefits to members, clients and vendors. Members benefit by receiving an array of programs and services in the categories of healthcare, personal property, discounts, security and insurance. Clients benefit from the increased revenue stream that partnering with Vertrue generates or by strengthening the loyalty of their customer base. Vendors benefit by obtaining access to a large number of demographically attractive consumers with minimal incremental marketing costs.

When consumers agree to enroll in a program, they generally receive a trial membership. During this time, the member may use the program's services without obligation, as outlined in the marketing solicitation. Membership materials, which include a membership brochure and a membership card with a membership identification number, are either mailed or emailed to the member during the trial period. The brochure outlines in detail the benefits offered and contains a toll-free number and a website address, which may be used to access membership benefits and information. In the event that a member elects not to participate in the membership program, he or she can call a toll-free number or log on to the website during the trial period to cancel the service without incurring any additional charges. Trial memberships are generally for a period ranging from 7 to 30 days and there are no conditions with respect to the ability of the consumer to terminate a trial membership.

If the membership is not canceled during the trial period, the member is charged the annual or monthly membership fee, depending upon the applicable payment plan offered. Annual members who do not cancel their memberships after the initial one year membership term receive a renewal notice in advance of each membership year and are charged for the succeeding year's membership fee. During the course of an initial annual membership term or renewal term, a member may cancel his or her membership in the program generally for a pro rata refund of the membership fee based on the remaining portion of the membership period at the time of the cancellation. Monthly members are billed each month after the trial period ends and continue to be billed each month until the member cancels. During 2005, approximately 85% of the Marketing Services segments' new member enrollments were in a monthly payment program. Membership fees vary depending upon the particular services offered in the membership program. The Marketing Services segment had approximately 5.7 million members as of June 30, 2005.

Membership service programs are also delivered through loyalty arrangements with client partners. The Marketing Services segment works with its clients to incorporate elements from one or more of the standard membership programs and designs a custom program for the client. The client then either provides the customized membership program to its customers as a value-added feature or resells the customized membership program. In some cases, the client provides loyalty memberships to its customers free of charge and pays the periodic membership fee for each customer's membership. In other cases, the client charges a reduced fee to its customer. Under these loyalty programs, the Marketing Services segment does not pay for the marketing costs to solicit memberships. Instead, the client offering the memberships is responsible for the marketing.

Products.  The Marketing  Services  segment  partners  with leading,  brand name merchants and service companies to offer members valuable packages of members-only benefits. Programs are available in English, French and Spanish and can be customized for specific clients, customer segments or consumer communities. Membership programs are packaged around popular spending categories and offer potential savings greater than the program fee. The membership programs fall into the four consumer spending categories described below.

Healthcare
Health, wellness and self-improvement programs offer savings on nearly every healthcare product and service, including prescription drugs, vitamins and supplements, eye glasses and contact lenses, hearing aides, durable medical equipment and select consumer products. These programs also offer discounts on professional services, including medical, dental, vision, hearing, chiropractic, alternative medicine, elder care, diet, exercise and other personal health services. These programs offer real solutions for the uninsured and underinsured.

Personal Property
Personal property programs offer consumers online access to listings of discounted homes and autos. Members also have access to complementary services such as a mortgage center, roadside assistance, lemon checker and extended warranties.

Security and Insurance
Security and insurance programs offer discounts on products and services that enhance the consumer's sense of security and well being. These programs provide access to services that help manage privacy and protection, including identity theft insurance, credit card registration and credit reporting, scoring and monitoring. Insurance programs offer competitively priced insurance products, including life, supplemental health, accidental death, short-term and long-term disability, warranty and identity theft insurance coverage. Other program benefits include 24-hour protection services, roadside assistance and financial, tax and retirement consultation services.

Discounts
Discount programs offer exclusive access to members-only savings with leading brand name merchants covering a wide range of consumer spending categories, including travel, transportation, entertainment, dining, shopping, home improvement and small business. Savings are available through discounted gift cards, coupons, promotion codes and rebates.

The Company's loyalty programs provide clients with a wide range of benefits to offer or market to their customers and include stand-alone benefits, reward point accumulation and management, gift certificates, merchandise and travel reward redemption. The Marketing Services segment's versatility in designing loyalty strategies and providing turnkey execution is essential in supporting and promoting the client's brand.

Vendors. The Marketing Services segment has established a large network of vendor relationships that deliver the discounts and services in each of the various membership programs. The Marketing Services segment evaluates and engages only those vendors who can cost-effectively deliver high quality products and services. Participating vendors generally benefit by obtaining access to a large number of demographically attractive consumers with minimal incremental marketing costs. Specifically, vendors gain access and marketing exposure to the Marketing Services' membership base, and in almost all cases, pursuant to contractual arrangements, provide members-only discounts on products or services. The Marketing Services segment generally does not receive payments from these vendors for rendering services to the members and, in certain cases, it pays the vendors a fee based on the number of members in the membership program or based on other agreed upon factors.

Contracts with vendors are generally for one year or more with subsequent one-year renewal terms at Vertrue's option. In most cases, vendors may cancel contracts only for cause and subject to notice provisions that provide the Marketing Services segment time to locate a substitute vendor. Most vendor contracts are non-exclusive and require vendors to maintain the confidentiality of the contract terms.

Marketing and Distribution. The Marketing Services segment solicits members for its programs using direct marketing methods, including inbound call marketing, referred to as MemberLink, online marketing, newspaper and magazine advertising, television advertising, direct mail and outbound telemarketing.

MemberLink inbound call marketing occurs when clients' inbound callers who meet certain criteria are offered membership programs by the client's service representative or by a Marketing Services membership service representative through a call transfer. Vertrue pays the client either a royalty for initial and renewal membership fees or a fee per marketing offer or per sale.

Online marketing is conducted through arrangements with internet service providers, online retailers and online marketers. The marketing methods include banner ads, pop-up boxes and search engine marketing. The Marketing Services segment buys advertising or pays a royalty on membership fees generated or a fee per impression or per sale. The Marketing Services segment also makes use of affiliate marketing. New members sign up for membership programs by clicking through to the Marketing Services segment's websites through links posted on affiliate partner websites.

Clients. Membership programs are marketed, in many cases, through arrangements with clients, which include banks and other financial institutions, e-commerce companies, direct response television companies, catalog companies, retailers and other organizations with large numbers of individual customers. These companies have outsourced the implementation of membership programs to providers, such as Vertrue, that are able to apply advanced database systems to capture, process and store consumer and market information, use their experience to provide effective membership programs and realize economies of scale. In addition, businesses that outsource their membership programs demand that the program provider have the expertise to continue to introduce innovative new programs and have resources, such as extensive vendor networks and an experienced management team, to launch membership programs quickly and successfully. Clients receive royalty payments in exchange for providing new members or access to potential members.

The Marketing Services segment's clients supply substantially all the information for marketing efforts in accordance with strict consumer privacy safeguards. As a result, the ability to market a new program to an existing customer base or an existing program to a new customer base may depend on first obtaining the client's approval.

Contracts with clients typically grant the Marketing Services segment the right to indefinitely continue to provide membership services directly to the clients' account holders even if the client terminates its contract. Many client contracts may be terminated by the client upon 30 to 90 days notice without cause and without penalty.

Membership programs sponsored by the Company's largest client, West Corporation, accounted for 14% of total revenues for the year ended June 30, 2005. A loss of this client could have a material effect on the Company's results of operations.

Member Service. Providing high quality service to members is an extremely important factor in retaining members and strengthening the affinity of the clients' customers. Currently membership call centers are located in Montreal, Canada, Goleta, California, Houston, Texas, Omaha, Nebraska and Chicago, Illinois, with a total of over 1,300 membership service representatives. All new membership service representatives are required to attend on-the-job training. Through its training programs, systems and software, the Marketing Services segment seeks to provide members with friendly, rapid and effective answers to members' questions. Members can access their benefits 24 hours a day via the program's website or automated telephone response technology. The Marketing Services segment also works closely with its clients' customer service personnel to ensure that their representatives are knowledgeable in matters relating to the membership programs.

Technology. The Marketing Services segment has invested substantially in new technology, including data warehousing and mining capabilities, and various Internet applications which work together to allow the Company to effectively and efficiently market its services to members. New member information is received from clients daily and from internet customers immediately. That information is maintained on core infrastructure systems that drive information constantly to the customer service platform ("CRM"), fulfillment, billing and data warehousing systems. This allows for rapid fulfillment of member information kits as well as other benefits. All membership information is maintained on a state-of-the-art CRM system, which allows extremely responsive targeted call center interactions. Vertrue receives confirmation of billing data from merchant processors on a regular basis, permitting Vertrue to update the status of each member, including member profile information.

In providing quality service to its members, the management information systems interact with the Company's advanced call routing system in order to display member profile information prior to answering the call, allowing membership service representatives to have the best possible information prior to serving those members. The telecommunications systems also monitor the performance quality of the membership service representatives and other aspects of business through sophisticated reporting capabilities.

In addition, the Marketing Services segment has increased its use of the data warehousing capabilities to review, analyze and model the membership base to optimize service and to market additional products most appropriate for each member.

Competition. The Marketing Services segment believes that the principal competitive factors in the membership services industry include the ability to identify, develop and offer innovative programs, the quality and breadth of programs offered, competitive prices and in-house marketing expertise. Competitors offer programs which provide services similar to or compete directly with those provided by the Marketing Services segment. Some of these competitors have substantially larger customer bases and greater financial and other resources. To date, the Marketing Services segment has effectively competed with such competitors. However, there can be no assurance that competitors will not increase their emphasis on programs similar to those offered by the Marketing Services segment; provide programs comparable or superior to those provided by the Marketing Services segment at lower membership prices; adapt more quickly to evolving industry trends or changing market requirements; or that new competitors will not enter the market or that other businesses will not introduce competing programs. Such increased competition may result in price reductions, reduced marketing margins or loss of market share, any of which could materially adversely affect the segment's business, financial condition and results of operations. Additionally, because contracts between clients and program providers are often exclusive with respect to a particular service, potential clients may be prohibited from contracting with the Marketing Services segment to promote a program if the services are similar to or overlap the services provided by an existing program of a competitor.

PERSONALS SEGMENT
The Personals segment consists of the Lavalife business. Lavalife offers web-based and phone-based personals services to its customers. Lavalife's open-minded approach to dating allows members to choose how they want to "click with other singles" by offering different dating communities including dating, relationships and intimate encounters. These services allow customers to interact with each other from anywhere in real time by phone, email, text chat or video. To acquire new users and retain existing customers, Lavalife relies on its innovative products, marketing relationships with major media groups, advertising campaigns in large markets, a widely recognized brand name and an advanced technology infrastructure. These interactive services allow customers who want to enhance their social lives to search for a date, meet new people and communicate with other customers in a real time, "Anywhere," "Anytime" and "Anyhow" environment.

Lavalife employs a transactional business model, in which customers buy non-refundable credits up front and spend those credits only when they want to interact with other customers. Lavalife's competitors generally employ a subscription business model, in which customers pay a fixed periodic fee. Lavalife believes a transactional model is more attractive to new customers, who will join due to a lower initial cost and the ability to easily control their spending. The customer determines when to use the credits to communicate with other customers. Furthermore, once a customer has an account balance, the customer has a strong financial incentive to return to use the remaining credits. To further develop brand loyalty and to encourage return visits, Lavalife continues to add features and functionality to its existing service offerings and introduce new innovative interactive products. Lavalife continues to employ new distribution channels, recently expanding the distribution of its phone-product by marketing it through mobile carriers.

Lavalife utilizes an integrated network to support both its phone and web operations. The Lavalife infrastructure for both the IVR and the web is built on state of the art, industry standard, high capacity technology designed to support the significant level of member interaction and a quality experience. The technology supports such high demand features as live chat, voice messaging, quick response searches for "who's online now" and instant messaging. The network operations center, located in Toronto, Canada, allows the personals business to scale both its web and phone operations, as well as support text messaging operations, with full remote management capabilities for all services.

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

ACQUISITIONS
On January 1, 2005, the Company completed the acquisition of certain of the assets of My Choice Medical Holdings, Inc. ("MCM"), a privately held advertising and practice management company serving cosmetic surgeons throughout the United States. The Company acquired certain of the assets of MCM in order to expand its consumer offerings to include cosmetic surgery. The results of MCM have been included in the Corporate and Other business unit.

On November 30, 2004, the Company completed the acquisition of certain of the assets of Bargain Network, Inc. ("Bargain"), a privately held provider of premier pricing services for homes and vehicles. The Company acquired certain of the assets of Bargain in order to expand its direct to consumer marketing presence and to expand its discounted consumer offerings to include personal property. The results of Bargain have been included in the Marketing Services segment.

GOVERNMENT REGULATION
The Company markets its products and services through various distribution channels including internet, print, direct mail and telemarketing. These channels are regulated at both the state and federal levels and the Company believes that these marketing methods may increasingly be subject to such regulation, particularly in the area of consumer privacy. Regulations may limit the Company's ability to solicit new members or to offer one or more products or services to existing members. The telemarketing industry has become subject to an increasing amount of federal and state regulation. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. Additionally, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations, including the Telemarketing Sales Rule, as amended, promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent marketing activities deemed by them to be "unfair or deceptive acts or practices." Further, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing and/or internet marketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the responsibility of the Company, and the Company could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. The Company's provision of products and services requires the Company to comply with certain state regulations, changes in which could materially increase the Company's operating costs associated with complying with such regulations. Noncompliance with any rules and regulations enforced by a federal or state consumer protection authority may subject the Company or its management to fines or various forms of civil or criminal prosecution, any of which could have a material adverse affect on the Company's business, financial condition and results of operations. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with consumers that make the membership programs industry susceptible to peremptory charges of regulatory noncompliance and unfair dealing by the media.

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

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS
See Note 18 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for financial information about geographic areas.

EMPLOYEES
As of June 30, 2005, the Company employed 1,505 persons on a full-time basis and 776 on a part-time basis. The Company's employees are not represented by a labor union. The Company believes its employee relations are good.

AVAILABLE INFORMATION
The Company's Internet address is http://www.vertrue.com. Information on the Company's website is not a part of this Annual Report on Form 10-K.

The Company makes available, free of charge through its website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). You may read and copy any document filed with the SEC on its website, http://www.sec.gov, or at its public reference facility at 100 F Street, N.E., Washington, D.C. 20459. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facility.

Item 2.  Properties
         ----------

A summary of key information with respect to the Company's leased facilities is as follows:

                Location                  Square Footage    Year Lease Expires
                --------                  --------------    ------------------
                Omaha, NE                     124,832        2009 through 2015
                Toronto, Canada                73,929              2009
                Goleta, CA                     66,251              2006
                Stamford, CT                   63,559              2006
                Montreal, Canada               48,193              2011
                Houston, TX                    41,591              2006
                Chicago, IL                    15,218              2010
                Atlanta, GA                    13,717              2005
                Stroudsburg, PA                 9,500              2008

The Stamford, Connecticut office serves as the Company's corporate headquarters and also includes non-corporate offices for the Marketing Services segment. The Toronto, Canada office serves as the operational office for the Personals segment. All other locations serve as operational offices for the Marketing Services segment. The Company believes that its properties are generally in good condition, are well maintained and are suitable and adequate to carry on its business. Vertrue recently signed a lease effective March 1, 2006 to relocate its Stamford, CT offices to Norwalk, CT.

Item 3.  Legal Proceedings
         -----------------

In management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties is subject except as set forth below. The Company is involved in other lawsuits and claims generally incidental to its business, including but not limited to various suits, including previously disclosed suits, brought against the Company by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's programs. In addition, from time to time in the regular course of its business the Company receives inquiries from various federal and/or state regulatory authorities.

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which sought unspecified monetary damages, alleged that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The Court certified a class of Michigan residents. The Court approved the settlement agreement, which was signed by all parties, at a Fairness/Approval hearing on November 22, 2004 and the Company was not required to make any payment.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that the Company was not liable to MedVal for any compensatory damages, they awarded $5.5 million in punitive damages and costs against the Company solely under CUTPA. The Company believes that this arbitration award was unjustified and not based on any existing legal precedent. Specifically, the Company challenged the award on a number of grounds, including that it violated a well-defined public policy against excessive punitive damage awards, raised constitutional issues and disregarded certain legal requirements for a valid award under CUTPA. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award and on May 10, 2005, the Connecticut Supreme Court denied the Company's appeal of that decision. As a result of the Connecticut Supreme Court's decision, the Company recorded a one-time $5.5 million charge in the June 2005 quarter. The Company has requested the U.S. Supreme Court to review the Connecticut Supreme Court's decision. However, there can be no assurance that the Company will be successful in its efforts.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended June 30, 2005.

Executive Officers of the Registrant
------------------------------------

The executive officers of the registrant of the Company and their respective ages as of July 31, 2005 are as follows:

Name                   Age       Position
----                   ---       --------
Gary A. Johnson        50        President and Chief Executive Officer, Director
Vincent DiBenedetto    48        Executive Vice President, Health and Insurance
                                  Services
James B. Duffy         51        Executive Vice President and Chief Financial
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

JAMES B. DUFFY has served as Executive Vice President and Chief Financial Officer since he joined the Company in 1996.

                                     Part II

Item 5.  Market for Registrant's Common Equity,  Related Stockholder Matters and
         -----------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

Market Information
The Company's Common Stock is listed on the NASDAQ National Market ("NASDAQ") under the symbol VTRU. The following table sets forth the high and low closing sale prices per share for the periods indicated as reported on the NASDAQ.

        Fiscal Year Ended June 30, 2005:      High       Low
                                            --------   --------
          First Quarter                     $  29.28   $  24.42
          Second Quarter                       38.33      24.70
          Third Quarter                        40.89      35.34
          Fourth Quarter                       39.47      29.47

        Fiscal Year Ended June 30, 2004:      High       Low
                                            --------   --------
          First Quarter                     $  38.22   $  19.75
          Second Quarter                       34.00      24.16
          Third Quarter                        36.77      26.96
          Fourth Quarter                       35.02      26.89

Holder and Dividend Information
As of August 12, 2005, there were 40,000,000 shares of the Company's Common Stock authorized of which 9,742,347 shares were outstanding, held by approximately 1,700 stockholders of record. The Company has not declared or paid any cash dividends to date and anticipates that all of its earnings in the foreseeable future will be retained for use in its business and to repurchase its common stock under the stock repurchase program. The Company's future dividend policy will depend on the Company's earnings, capital requirements, financial condition, requirements of the financing agreements to which the Company is a party and other factors considered relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

                                            Number of                           Number of securities
                                         securities to be     Weighted-       remaining available for
                                           issued upon         average         future issuance under
                                           exercise of     exercise price       equity compensation
                                           outstanding      of outstanding       plans (excluding
Plan category                                options           options      securities reflected in (a))
-------------                           -----------------  ---------------  ---------------------------
                                               (a)               (b)                   (c)
Equity compensation plans
 approved by security holders                  1,640,000     $      25.51                      443,000
Equity compensation plans not
 approved by security holders (1)              1,232,000            17.70                      163,000
                                        -----------------  ---------------  ---------------------------
  Total                                        2,872,000     $      22.16                      606,000
                                        =================  ===============  ===========================

(1) These shares represent an increase in the share reserve during 2002 under the 1996 Stock Option Plan. These options have an exercise price per share equal to or greater than the fair market value at the grant date and generally become exercisable over a four to five year period and expire at the earlier of termination of employment or ten years from the grant date.

Purchases of Equity Securities by the Issuer
The following table summarizes the shares of the Company's equity securities purchased by or on behalf of the Company:

                                                                                              Maximum
                                                                       Total Number of       Number of
                                                                           Shares         Shares that May
                                             Total                       Purchased as         Yet be
                                           Number of      Average     Part of Publicly       Purchased
                                            Shares      Price Paid     Announced Plans    Under the Plans
Period                                     Purchased     per Share      or Programs (1)     or Programs
------                                    -----------  ------------  ------------------  -----------------
April 1, 2005 to April 30, 2005               42,000     $   36.16              42,000            979,430
May 1, 2005 to May 31, 2005                   90,500         36.60              90,500            888,930
June 1, 2005 to June 30, 2005                 63,700         38.97              63,700            825,230
                                          -----------  ------------  ------------------  -----------------
  Total                                      196,200     $   37.28             196,200            825,230
                                          ===========  ============  ==================  =================

(1) In October 2004, the Board of Directors authorized an additional 1,000,000 shares, no expiration date, to be purchased under the Company's stock repurchase program originally authorized during fiscal 1997.

Item 6.  Selected Financial Data
         -----------------------

The selected consolidated operating and common stock data for each of the years ended June 30, 2005 through 2001 and the selected consolidated financial position data and liquidity as of June 30, 2005 through 2001 below are derived from the Company's audited consolidated financial statements. All selected financial information in this Item 6 is qualified by reference to and should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this Annual Report on Form 10-K.

                                                                          For the years ended June 30,
                                                             --------------------------------------------------
(In millions except per share data)                             2005(1)   2004(2)   2003      2002      2001
                                                             --------------------------------------------------
Consolidated Operating Data:
Revenues                                                       $ 579.8   $ 488.7   $ 456.9   $ 427.6   $ 475.7
Operating income (loss)                                           57.1      52.9      22.3      11.9     (33.3)
Income (loss) before provision for income taxes                   38.9      46.6      40.6      43.9     (26.8)
Provision for income taxes                                        13.4      18.6      16.2        -         -
Income (loss) before cumulative effect of accounting
 change                                                           25.5      28.0      24.4      43.9     (26.8)
Net income (loss)                                                 25.5      28.0      24.4      38.0     (52.5)

Common Stock Data:
Diluted earnings (loss) before cumulative effect of
 accounting change per share                                   $  2.22   $  2.29   $  1.84   $  2.95   $ (1.75)
Diluted earnings (loss) per share                              $  2.22   $  2.29   $  1.84   $  2.55   $ (3.44)
Diluted weighted average common shares outstanding                13.0      13.2      13.2      14.9      15.2

                                                                                  June 30,
                                                             --------------------------------------------------
                                                                2005      2004      2003      2002      2001
                                                             --------------------------------------------------
Consolidated Financial Position Data and Liquidity:
Cash and cash equivalents (3)                                 $   64.4   $  47.2   $  67.3   $  45.5   $  21.7
Short-term investments (3)                                        16.2     120.0       5.0        -         -
Total assets                                                     447.2     453.2     248.5     280.8     348.5
Long-term liabilities                                            252.8     246.9       8.3       3.6       3.1
Shareholders' (deficit) equity                                   (48.4)    (46.1)    (20.3)    (20.6)    (26.0)
Cash flow provided by operating activities                        32.3      47.9      48.5      17.0      12.0


(1) In 2005, the Company acquired certain of the net assets of Bargain Network, Inc. and My Choice Medical Holdings, Inc.
(2) In 2004, the Company completed the acquisition of all of the net assets and outstanding capital stock of Lavalife Inc.
(3) Reclassifications have been made to prior year amounts to conform to the current year presentation including reclassifying $112.3 million and $5.0 million of auction rate securities from cash and cash equivalents to short-term investments as of June 30, 2004 and 2003, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

OVERVIEW

The Company is a leading consumer services marketing company. The Company offers both subscription and transaction based services focused on meeting consumer needs in large spending categories - healthcare, personal property, discounts, security and insurance and personals. The Company's service offerings provide consumers everyday savings, event-oriented discounts, benefits that provide the consumer with peace of mind and access to information and opportunities for self-enrichment. The Company's loyalty programs provide clients with a wide range of benefits to offer or market to their customers and include stand-alone benefits, reward point accumulation and management, gift certificates, merchandise and travel reward redemption.

The Company has two reportable business segments: Marketing Services, formerly known as the Membership segment, and Personals. For additional financial information about these reportable business segments, see Note 18 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

The Marketing Services segment offers consumers a variety of products and services from selected vendors and service providers on an annual or monthly subscription basis or a fee for service basis. Revenues are derived principally from recurring fees which are billed to the member on either an annual or monthly basis. In the case of annually billed membership fees, the Company receives full payment at or near the beginning of the membership period, but recognizes the revenues as the member's refund privilege expires. Membership fees that are billed monthly are recognized when earned. Revenues derived from one time fees are recognized when the service is performed.

The Personals segment employs a transactional business model in which users buy non-refundable credits up front and spend those credits only when they want to interact with other customers. Personals revenues are recognized when the services are used.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that are important to the Company's financial condition and results of operations and involve subjective or complex judgments on the part of management, often as a result of the need to make estimates. The following areas require the use of judgments and estimates: revenue recognition, deferred marketing costs, valuation of goodwill and other intangible assets, estimation of remaining useful lives of intangible assets and valuation of deferred tax assets. Estimates in each of these areas are based on historical experience and various assumptions that management believes are appropriate. Actual results may differ from these estimates. Management believes the areas listed above represent the critical accounting policies of the Company as contemplated by Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies." For a summary of all the Company's significant accounting policies, see Note 2 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Revenue recognition
Revenues are billed primarily through credit and debit cards and are recognized when earned. Members may cancel their memberships at any time. Members enrolled in an annual payment plan who cancel their memberships receive a pro rata refund of the remaining unused portion of their membership fees. In accordance with Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"), revenues, net of estimated cancellations, are deferred and recognized as revenues when membership refund privileges expire. Management establishes and regularly updates the allowance for membership cancellations. In estimating the allowance for membership cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products and services. Actual membership refunds are charged against the allowance for membership cancellations on a current basis. If actual cancellations differ from the estimate, the results of operations would be impacted. The Personals segment employs a transactional business model in which users buy non-refundable credits up front and spend those credits only when they want to interact with other customers. Personals revenues are recognized when the services are used.

Marketing expenses
Marketing expenses are comprised of refundable royalty payments, non-refundable royalty payments, advertising costs, telemarketing costs and direct mail costs. Advertising costs and non-refundable royalty payments, which include fee per offer, fee per sale and fee per impression marketing arrangements, are expensed when incurred. Refundable royalty payments are charged to operations as the associated revenues are recognized in accordance with SAB 104. Telemarketing costs, including costs for third party vendors to solicit members for the Company, and direct mail costs, including costs of printing and mailing direct mail pieces, are deferred direct response advertising costs and are charged to marketing expenses over the expected future benefit period in accordance with American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7").

Deferred marketing costs to enroll a new member are less than the related estimated total net revenues. However, if deferred marketing costs were to exceed the related estimated total net revenues, management would adjust the deferred marketing costs for that impairment.

Valuation of goodwill and other intangibles
The Company reviews the carrying value of its goodwill and other intangible assets and assesses the estimated remaining useful lives of its intangible assets in accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

Management reviews goodwill and other intangible assets for impairment by comparing their carrying values to their fair values at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, management utilizes various assumptions, including projections of future cash flows. A change in the underlying assumptions could cause fair value to be less than carrying value and require the Company to record a corresponding charge against operations. Management tested goodwill for impairment at July 1, 2004, 2003 and 2002 during the quarters ended September 30, 2004, 2003 and 2002, respectively, and concluded that it was not impaired as of July 1, 2004, 2003 or 2002. Management also reassessed the estimated useful lives of its indefinite lived intangible assets and determined that they were appropriate.

Income Taxes
The Company accounts for income taxes under the provisions of FASB Statement No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Management assesses the realizability of deferred tax assets considering various assumptions, including estimates of future taxable income and ongoing tax strategies. A change in these underling assumptions could impact the results of operations.

RESULTS OF OPERATIONS

Consolidated Overview

                                                      For the years ended June 30,        Percent Increase/(Decrease)
                                                  ------------------------------------   -----------------------------
(Dollars in millions)                                2005         2004         2003       '05 vs. '04     '04 vs. '03
                                                  ----------   ----------   ----------   -------------   -------------
Revenues                                          $   579.8    $   488.7    $   456.9         19%              7%

Marketing expenses                                    286.4        255.8        280.7         12%             (9%)
Operating expenses                                    114.4         91.8         78.4         25%             17%
General and administrative expenses                   108.2         85.8         74.1         26%             16%
Charge for arbitration award                            5.5           -            -           NM              NM
Amortization of intangibles                             8.2          2.4          1.4        242%             71%
                                                  ----------   ----------   ----------

Operating income                                       57.1         52.9         22.3          8%            137%
Settlement of investment related litigation              -            -          19.1          NM              NM
Loss on sale of subsidiary                               -            -          (1.0)         NM              NM
Net loss on investment                                   -            -          (0.2)         NM              NM
Interest (expense) income, net                        (18.8)        (6.6)         0.6       (185%)        (1,200%)
Other income (expense), net                             0.6          0.3         (0.2)       100%            250%
                                                  ----------   ----------   ----------

Income before income taxes                             38.9         46.6         40.6        (17%)            15%
Provision for income taxes                             13.4         18.6         16.2        (28%)            15%
                                                  ----------   ----------   ----------

Net income                                        $    25.5    $    28.0    $    24.4         (9%)            15%
                                                  ==========   ==========   ==========


NM = Not Meaningful

The Company operates in two reportable business segments: Marketing Services, formerly known as the Membership segment, and Personals. The Marketing Services reportable business segment provides discounted products and services to consumers. The Personals reportable business segment provides both web-based and phone-based personals services to its customers. The Corporate and Other business unit includes the results of MCM as well as unallocated general corporate expenses.

The results of MCM, Bargain and Lavalife (the "acquired companies") have been included in the consolidated results since their acquisitions on January 1, 2005, November 30, 2004 and April 1, 2004, respectively.

Revenues
Revenues increased 19% in 2005 due to the inclusion of revenues from the acquired companies. During 2005, Vertrue increased direct to consumer marketing efforts in order to provide additional growth opportunities and a more diverse business model. Vertrue decreased its level of marketing with certain client partners in the outbound telemarketing channel. Vertrue's member and customer base was 6.3 million at the end of 2005 versus 6.2 million at the end of 2004.

In 2004, revenues increased 7% primarily due to the effect of the acquisition of Lavalife. Excluding the impact of the acquisition of Lavalife, revenues would have increased 3% primarily due to an increase in the weighted average program price point per member.

Marketing expenses
Marketing expenses increased 12% in 2005 primarily due to the inclusion of marketing expenses incurred by the acquired companies. As a percentage of revenues, marketing expenses were 49% in 2005 compared to 52% in 2004. Marketing expenses decreased as a percentage of revenues primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel and the effect of the lower marketing expense ratios of the acquired companies.

In 2004, marketing expenses decreased 9% and, as a percentage of revenues, decreased to 52% from 61% in 2003. These decreases were primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel.

Operating expenses
Operating expenses increased 25% in 2005 and, as a percentage of revenues, operating expenses increased to 20% in 2005 from 19% in 2004. These increases were primarily due to the effect of the higher operating expense ratios of the acquired companies.

In 2004, operating expenses increased 17% and, as a percentage of revenues, were 19% in 2004 compared to 17% in 2003. These increases were primarily due to increased member service call center related costs incurred to improve the value and quality of services offered to the membership base.

General and administrative expenses
General and administrative expenses increased 26% in 2005 and, as a percentage of revenues, were 19% in 2005 compared to 18% in 2004. These increases were primarily due to the impact of the acquired companies. General and administrative expenses increased 16% in 2004 and, as a percentage of revenues, were 18% in 2004 compared to 16% in 2003. These increases were primarily due to increased employee related expenses and the impact of the acquisition of Lavalife.

Charge for arbitration award
In 2005, the Company recorded a $5.5 million charge related to an arbitration award against the Company. For additional information, see Item 3 "Legal Proceedings" in this Annual Report on Form 10-K.

Amortization of intangibles
The increase in amortization of intangible assets during 2005 and 2004 was due to the acquisitions that occurred during those years.

Operating income
Operating income increased 8% in 2005 due to the impact of the acquired companies and the decrease in marketing expense ratios. As a percentage of revenues, marketing expenses were 49% in 2005 compared to 52% in 2004. Marketing expenses decreased as a percentage of revenues primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel and the effect of the lower marketing expense ratios of the acquired companies. These increases were partially offset by the impact of the $5.5 million charge for the arbitration award.

In 2004, operating income increased 137% primarily due to a decrease in marketing expense as a percentage of revenues. As a percentage of revenues, marketing expenses were 52% in 2004 compared to 61% in 2003 primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel.

Interest expense, net
Interest expense, net in 2005 included $14.3 million related to the 9.25% Senior Notes and $5.0 million related to the 5.5% Convertible Notes. The increase in interest expense, net in 2005 was due to a full year of interest expense related to the 9.25% Senior Notes issued in April 2004 and the 5.5% Convertible Notes issued in September 2003. In addition to the increase in interest expense, interest income earned in 2005 decreased due to lower short-term investment balances. The decrease in short-term investments was due to acquisitions of businesses and purchases of treasury stock.

The increase in interest expense, net in 2004 was due to interest expense related to the 5.5% Convertible Notes and the 9.25% Senior Notes. For additional information on these debt issuances, refer to Item 7 "Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources" in this Annual Report on Form 10-K.

Settlement of investment related litigation
In 2003, the Company, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23.0 million of which the Company received $19.1 million.

Loss on sale of subsidiary
In 2003, the Company settled with Homestore.com, Inc. all issues pending related to amounts held in escrow in connection with the 2002 sale of the Company's investment in iPlace, Inc. The Company recorded a net loss of $1.0 million related to this settlement in 2003.

Net loss on investment
In 2003, the Company sold all of its Homestore.com, Inc. common stock and recognized a loss of $0.2 million.

Provision for income taxes
In 2005, 2004 and 2003, the Company recorded provisions for income taxes of $13.4 million, $18.6 million and $16.2 million, respectively, based on effective tax rates of 34.4%, 40% and 40%, respectively. The effective tax rate in 2005 decreased from the prior year as a result of the full year impact of the acquisition of Lavalife. The effective tax rate was higher than the U.S. federal statutory rate in 2004 and 2003 due to state tax expense and other non-deductible items. As of June 30, 2005 and 2004, the Company had accumulated federal net operating loss carry forwards of $1.5 million and $6.5 million, respectively.

EBITDA Measures
EBITDA  and  Adjusted  EBITDA  are  used  by the  Company's  management  and its investors to evaluate the performance of its business. A description and reconciliation of EBITDA and Adjusted EBITDA are disclosed in Item 7 "Management's Discussion and Analysis of Financial Condition - Reconciliation of Non-GAAP Measures" of this Annual Report on Form 10-K.

EBITDA increased 20% in 2005 to $78.7 million and, as a percentage of revenues, EBITDA increased to 14% in 2005 from 13% in 2004. These increases were due to the impact of the acquired companies and improved marketing margins. As a percentage of revenues, marketing expenses decreased to 49% in 2005 from 52% in 2004 primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel and the effect of the lower marketing expense ratios of the acquired companies. These increases were partially offset by the impact of the $5.5 million charge for the arbitration award.

EBITDA increased 90% in 2004 to $65.4 million and, as a percentage of revenues, EBITDA increased to 13% in 2004 from 8% in 2003. These increases were due to a decrease in marketing expenses as a percentage of revenue from 61% in 2003 to 52% in 2004 primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel.

Adjusted EBITDA decreased 2% in 2005 to $57.2 million and, as a percentage of revenues before deferral, adjusted EBITDA decreased to 10% in 2005 from 13% in 2004. These decreases were due to the increase in the mix of revenue from monthly payment plans and the impact of the $5.5 million charge for the arbitration award partially offset by the impact of the acquired companies.

Adjusted EBITDA increased 25% in 2004 to $58.6 million and, as a percentage of revenues before deferral, adjusted EBITDA increased to 13% in 2005 from 11% in 2004. Theses increases were due to an increase in revenues before deferral of 9% while marketing costs before deferral remained flat. This improvement was primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel.

Summary of Results by Segment

                                     For the years ended June 30,        Percent Increase/(Decrease)
                                 ------------------------------------   -----------------------------
(Dollars in millions)               2005         2004         2003       '05 vs. '04     '04 vs. '03
                                 ----------   ----------   ----------   -------------   -------------
Revenues
Marketing Services               $   490.3    $   471.0    $   456.9          4%              3%
Personals                             72.1         17.7           -         307%              NM
Corporate and Other                   17.4           -            -           NM              NM
                                 ----------   ----------   ----------
  Total                          $   579.8    $   488.7    $   456.9         19%              7%
                                 ==========   ==========   ==========

Operating Income
Marketing Services               $    85.5    $    76.6    $    41.8         12%             83%
Personals                             (3.1)         0.3           -           NM              NM
Corporate and Other                  (25.3)       (24.0)       (19.5)         5%             23%
                                 ----------   ----------   ----------
  Total                          $    57.1    $    52.9    $    22.3          8%            137%
                                 ==========   ==========   ==========

EBITDA
Marketing Services               $    96.5    $    86.7    $    53.7         11%             61%
Personals                              6.2          2.7           -         130%              NM
Corporate and Other                  (24.0)       (24.0)       (19.3)         0%             24%
                                 ----------   ----------   ----------
  Total                          $    78.7    $    65.4    $    34.4         20%             90%
                                 ==========   ==========   ==========

Adjusted EBITDA
Marketing Services               $    74.0    $    80.5    $    66.1         (8%)            22%
Personals                              6.3          2.1           -         200%              NM
Corporate and Other                  (23.1)       (24.0)       (19.3)        (4%)            24%
                                 ----------   ----------   ----------
  Total                          $    57.2    $    58.6    $    46.8         (2%)            25%
                                 ==========   ==========   ==========


NM = Not Meaningful

Marketing Services Segment

Revenues
Revenues increased 4% in 2005 and net active members increased 2% to 5.7 million as of June 30, 2005 due to the inclusion of revenues and members from Bargain. During 2005, the Marketing Services segment increased direct to consumer marketing efforts in order to provide additional growth opportunities and a more diverse business model. In addition, the Marketing Services segment decreased its level of marketing with certain client partners in the outbound telemarketing channel.

Revenues increased 3% in 2004 primarily due to an increase in the weighted average program price point per member. Net active members decreased 11% in 2004 to 5.6 million primarily due to a decrease in marketing efforts in 2004. Revenues in 2003 benefited from the completion of the migration of members that participate in a full-money-back refund policy program to a pro rata refund policy program.

The mix of new members enrolled in a monthly payment plan was approximately 85%, 62% and 27% in 2005, 2004 and 2003, respectively. Revenues from members enrolled in different payment plans are summarized below (dollars in millions):

                                     For the years ended June 30,        Percent Increase/(Decrease)
                                 ------------------------------------   -----------------------------
                                    2005         2004         2003       '05 vs. '04     '04 vs. '03
                                 ----------   ----------   ----------   -------------   -------------
Monthly payment plans            $   250.8    $   160.6    $    76.9         56%            109%
Annual payment plans:
  Initial year                        56.5        113.2        163.6        (50%)           (31%)
  Renewal year                       152.6        170.1        189.8        (10%)           (10%)
Other                                 30.4         27.1         26.6         12%              2%
                                 ----------   ----------   ----------
  Total                          $   490.3    $   471.0    $   456.9          4%              3%
                                 ==========   ==========   ==========


Operating income
Operating income increased 12% in 2005 primarily due to a 4% increase in revenues while marketing expenses increased 1%. Marketing expenses were $251.1 million in 2005 versus $248.9 million in 2004 and, as a percentage of revenues, marketing expenses were 51% in 2005 versus 53% in 2004. This decrease was primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel.

Operating income increased 83% in 2004 primarily due to a 3% increase in revenues while marketing expenses decreased 11%. Marketing expenses were $248.9 million in 2004 versus $280.7 million in 2003 and, as a percentage of revenues, marketing expenses were 53% in 2004 versus 61% in 2003. These decreases were primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel. The decrease in members enrolled through the outbound telemarketing channel was not completely offset by an increase in the level of members enrolled through the Company's more profitable online and MemberLink channels. Operating income was reduced by an increase in operating expenses. Operating expenses increased 12% in 2004 and, as a percentage of revenues, were 19% in 2004 and 17% in 2003 primarily due to increased member service call center related costs incurred to improve the value and quality of services offered to the membership base.

EBITDA
EBITDA increased 11% in 2005 to $96.5 million and, as a percentage of revenues, EBITDA increased to 20% in 2005 from 18% in 2004. These increases were primarily due to a 4% increase in revenues while marketing expenses only increased 1%. Marketing expenses were 51% in 2005 versus 53% in 2004. This decrease was primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel.

In 2004, EBITDA increased 61% to $86.7 million and, as a percentage of revenues, EBITDA increased to 18% in 2004 from 12% in 2003. These increases were primarily due to a decrease in marketing expenses of 11% combined with a 3% increase in revenues offset by an increase in operating expenses. Marketing expenses as a percentage of revenues were 53% in 2004 compared to 61% in 2003. This decrease was primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel. In 2004, EBITDA increased 61% while operating income increased 83% due to a $1.8 million decrease in depreciation expenses.

Adjusted EBITDA
Adjusted EBITDA decreased 8% in 2005 to $74.0 million and, as a percentage of revenues before deferral, adjusted EBITDA was 16% in 2005 compared to 18% in 2004. These decreases were due to a 6% increase in marketing costs before deferral while revenue before deferral increased only 3%. As a percentage of revenue before deferral, marketing costs before deferral was 52% in 2005 and 51% in 2004 due to the increase in the mix of revenue from monthly payment plans.

Adjusted EBITDA increased 22% in 2004 to $80.5 million and, as a percentage of revenues before deferral, adjusted EBITDA was 18% in 2004 compared to 16% in 2003. These increases were primarily due to an increase in revenues before deferral of 5% while marketing costs before deferral decreased 3%. The improvement in the marketing margin was primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel.

Personals Segment

Revenues
Revenues were $72.1 million in 2005 and represent the revenues of Lavalife, which was acquired by the Company on April 1, 2004. On a pro forma basis assuming the acquisition of Lavalife occurred on July 1, 2003, revenues would have remained flat from fiscal 2004. There were approximately 0.6 million active customers as of June 30, 2005, which was also flat from June 30, 2004.

Operating income
The operating loss was $3.1 million in 2005 and included $5.2 million of intangible amortization expense related to the acquisition. On a pro forma basis assuming the acquisition of Lavalife occurred on July 1, 2003, operating income would have been $0.7 million in 2004. The decrease from fiscal 2004 was primarily due to increased employee related expenses.

EBITDA
EBITDA was $6.2 million in 2005 and, as a percentage of revenue was 9%. On a pro forma basis assuming the acquisition of Lavalife occurred on July 1, 2003, EBITDA would have been $9.9 million in 2004. The decrease from fiscal 2004 was primarily due to increased employee related expenses.

Adjusted EBITDA
Adjusted EBITDA was $6.3 million in 2005 and, as a percentage of revenue was 9%. On a pro forma basis assuming the acquisition of Lavalife occurred on July 1, 2003, adjusted EBITDA would have been $10.3 million in 2004. The decrease from fiscal 2004 pro forma adjusted EBITDA was primarily due to increased employee related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities is an important measure used to understand the Company's liquidity. Management believes it is useful to analyze the components of net cash provided by operating activities as follows: Revenues before deferral, marketing costs before deferral, operating expenses, general and administrative expenses, interest paid, current taxes payable and changes in assets and liabilities. For definitions and reconciliations of revenues before deferral and marketing costs before deferral see "Reconciliation of Non-GAAP Measures" in Item 7 "Management's Discussion and Analysis of Financial Condition
- Liquidity and Capital Resources" in this Annual Report on Form 10-K.

Net cash provided by operating activities was $32.3 million, $47.9 million and $48.5 million for the years ended June 30, 2005, 2004 and 2003, respectively.

The table below summarizes the components of revenues before deferral for the years ended June 30 (in millions):

Revenues before deferral            2005         2004         2003
                                 ----------   ----------   ----------
Monthly payment plans            $   255.8    $   166.3    $    76.9
Annual payment plans:
  Initial year                        40.3         78.2        149.4
  Renewal year                       127.7        167.7        165.0
Personals                             72.2         17.1           -
Other                                 48.9         27.1         26.6
                                 ----------   ----------   ----------
  Total                          $   544.9    $   456.4    $   417.9
                                 ==========   ==========   ==========

Revenues before deferral increased 19% to $544.9 million in 2005 and increased 9% to $456.5 million in 2004 primarily due to the inclusion of revenues before deferral from the acquired companies. Excluding revenues before deferral from the acquired companies, revenues before deferral would have decreased 1% in 2005 and increased 5% in 2004. The decrease in 2005 is primarily due to the effect of an increase in the marketing of monthly payment programs. In 2005, 2004 and 2003, the mix of new members enrolled in a monthly payment plan program was approximately 85%, 62% and 27% of total members enrolled, respectively. The increase in revenues before deferral in 2004 was primarily due to an increase in the weighted average program price point per member. Monthly weighted average program price points per member were $12.61, $11.37 and $10.11 for 2005, 2004 and 2003, respectively. The new annual weighted average program price points per member for 2005, 2004 and 2003 were $104, $107 and $104, respectively.

Marketing costs before deferral were $273.0 million, $230.3 million and $229.3 million in 2005, 2004 and 2003, respectively. As a percentage of revenue before deferral, marketing costs before deferral were 50%, 50% and 55% in 2005, 2004 and 2003, respectively. Marketing costs before deferral increased 19% in 2005 primarily due to the inclusion of marketing costs of $52.2 million from the acquired companies. Marketing margin before deferral was $271.9 million, $226.1 million and $188.6 million for 2005, 2004 and 2003, respectively.

The effect of the increase in marketing margin before deferral in 2005 on net cash provided by operating activities was more than offset by increased general and administrative and operating expenses primarily due to the operations of the acquired companies and increased interest costs associated with the Convertible Notes and Senior Notes. Interest paid on the Convertible Notes was $5.0 million in 2005 compared to $2.5 million in 2004. Interest paid on the Senior Notes was $13.9 million in 2005 while no payments were made in 2004. Taxes paid in 2005 and 2004 were $8.0 million and $5.6 million, respectively. The effect of the increase in marketing margin before deferral in 2004 on net cash provided by operating activities was partially offset by increased operating expenses, general and administrative expenses and net interest expense. The net changes in assets and liabilities excluding the impact of interest and taxes paid discussed above were neutral for 2006.

Net cash provided by (used in) investing activities was $16.4 million in 2005, ($237.0) million in 2004 and $7.4 million in 2003. Net cash provided by investing activities in 2005 reflected $104.6 million of net proceeds from sales of short-term investments offset by $77.2 million of cash used in connection with the Company's recent acquisitions. Net cash used in investing activities in 2004 reflected $114.9 million of cash used in connection with the acquisition of Lavalife and $115.0 million of cash used in the net purchases of short-term investments. Net cash provided by investing activities in 2003 reflected the Company's $19.1 million settlement of a lawsuit against Homestore.com, Inc. Capital expenditures were $11.0 million, $7.1 million and $5.5 million in 2005, 2004 and 2003, respectively.

Net cash (used in) provided by financing activities was ($31.7) million in 2005, $168.8 million in 2004 and ($34.2) million in 2003. Net cash used in financing activities in 2005 principally reflected the use of $41.1 million to repurchase the Company's stock, which was partially offset by proceeds from the exercise of stock options of $10.8 million. In 2004, net cash provided by financing activities principally reflected the issuance of $229.8 million in debt, net of issuance costs, proceeds from the exercise of employee stock options of $24.5 million and proceeds from the issuance of restricted stock of $9.1 million. These sources of cash were partially offset by $94.2 million of cash used to repurchase the Company's stock. In 2003, net cash used in financing activities principally reflected repurchase of the Company's stock for $37.2 million partially offset by proceeds from exercise of employee stock options of $4.1 million.

Debt Issuances
As of June 30, 2005, the Company had $240.0 million of debt outstanding. In September 2003, the Company issued $90.0 million aggregate principal amount 5.5% convertible senior subordinated notes ("Convertible Notes") due September 2010. The Convertible Notes were registered in 2004. The Convertible Notes bear interest at the rate of 5.5% per year, which is payable in cash semi-annually in arrears on April 1 and October 1. Upon a change in control, holders of the Convertible Notes may require the Company to repurchase all or part of the Convertible Notes for cash.

In April 2004, the Company issued $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Senior Notes were registered in 2005. The Senior Notes were sold at 98.418% of the principal amount which resulted in an effective yield of 9.5%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 1 and October 1. A portion of the proceeds from the offering of the Senior Notes was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition. The Company intends to use the remaining proceeds for general corporate purposes, including working capital, future acquisitions and repurchases of the Company's common stock under the Company's stock buyback program to the extent permitted under the indenture governing the Senior Notes and the senior secured credit facility.

Credit Facility
The Company has a senior secured credit facility, which was amended and restated on March 1, 2005 and matures on March 23, 2006, that allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate, or the Federal Funds rate plus an applicable margin. As of June 30, 2005, availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and was $39.5 million. As of June 30, 2005, the effective interest rate for borrowings under the senior secured credit facility was 6.25%. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. As of June 30, 2005, the Company was in compliance with all such debt covenants.

Stock Repurchase Program
The Company purchased 1.2 million shares of its common stock for $41.1 million at an average price of $34.92 per share during 2005 compared to 3.0 million shares for $94.2 million at an average price of $31.56 per share in 2004 and 2.0 million shares for $37.2 million at an average price of $18.67 per share in 2003. The Company utilized cash from operations, stock issuances and the issuance of the Convertible Notes and Senior Notes to repurchase shares.

During 2005, the Company's Board of Directors authorized the repurchase of 1.0 million shares of its common stock under its ongoing stock repurchase program. On November 8, 2004, the Board of Directors authorized a modified Dutch Auction self-tender offer for up to 500,000 shares of its common stock. Under the terms of the self-tender offer as approved by the Board of Directors and as set forth in the Offer to Purchase filed as an exhibit to the Company's Schedule TO filed on November 15, 2004, as amended, the Company's stockholders were given the opportunity to tender part or all of their shares to the Company at a price of not less than $33.50 per share and not more than $38.50 per share. The self-tender offer closed on January 7, 2005 with a total of 605,000 shares tendered by shareholders. The Company exercised its right, as set forth in the Offer to Purchase, to purchase the additional 105,000 shares and repurchased a total of 605,000 shares for $38.50 per share, paying a total of $23.3 million.

As of June 30, 2005, the Company had 0.8 million shares available for repurchase under its stock repurchase program.

Acquisitions
In January 2005, the Company completed the acquisition of certain of the assets of MCM, a privately held advertising and practice management company serving cosmetic surgeons throughout the United States. The purchase price, excluding fees and expenses, amounted to $33.0 million and was paid in cash on the closing date. In addition, contingent payments of up to $56.0 million may be paid in the next three years if certain performance targets, including increasing levels of revenues and earnings, are achieved over the next three calendar years.

In November 2004, the Company completed the acquisition of certain of the assets of Bargain, a privately held provider of premier pricing services for homes and vehicles. The purchase price, which excludes fees and expenses and is subject to certain purchase price adjustments, amounted to $39.1 million. The Company expects to pay approximately $14.6 million of contingent payments in the December 2005 quarter. No further contingent payments are required by the purchase agreement. In addition, the Company assumed certain liabilities amounting to $4.7 million.

In April 2004, the Company completed the acquisition of all of the net assets and outstanding capital stock of Lavalife, a leading provider of web-based and phone-based interactive personals services. The purchase price, excluding fees and expenses, was Cdn$152.5 million, or $116.3 million. In connection with this acquisition, the Company received $9.1 million related to the issuance of the Company's restricted common stock to Lavalife's senior management.

Other
As of June 30, 2005, the Company had cash, cash equivalents and short-term investments of $80.6 million in addition to its senior secured credit facility. The Company believes that existing cash and short term investment balances together with funds available under its senior secured credit facility will be sufficient to meet its funding requirements for the foreseeable future.

The Company did not have any material commitments for capital expenditures as of June 30, 2005. The Company expects to incur capital expenditures of $15.0 million in 2006. The Company intends to utilize cash on hand and cash generated from operations to fulfill capital expenditure requirements during 2006.

RECONCILIATION OF NON-GAAP MEASURES

Management believes that revenues before deferral and marketing costs before deferral are important measures of liquidity and are significant factors in understanding the Company's operating cash flow trends. These non-GAAP measures are used by management and the Company's investors to understand the liquidity trends of the Company's marketing margins related to current period operations which are reflected within the operating cash flow section of the cash flow statement. GAAP revenues and marketing expenses are important measures used to understand the marketing margins earned during the period in the income statement. However, in order to understand the Company's operating cash flow, it is important to understand the primary current period drivers of that cash flow. Two of the primary indicators of operating liquidity for the period are revenues before deferral and marketing costs before deferral. Revenues before deferral are revenues before application of SAB 104 and represent the revenues billed during the current reporting period less an allowance for membership cancellations. That is, revenues before deferral for a reporting period include membership fees received in the current reporting period that will be recorded as GAAP revenues in future reporting periods and exclude membership fees received in prior reporting periods that are recorded as GAAP revenues in the current reporting period. Marketing costs before deferral are marketing costs before the application of SAB 104 and SOP 93-7 and represent marketing costs paid or accrued during the current reporting period. That is, marketing costs before deferral for a reporting period include costs paid or accrued in the current reporting period that will be recorded as GAAP marketing expenses in future reporting periods and exclude marketing expenses paid or accrued in prior reporting periods that are recorded as GAAP marketing expenses in the current reporting period. Neither revenues before deferral nor marketing costs before deferral exclude charges or liabilities that will require cash settlement. Additionally, these measures are not a substitute for or superior to revenues and marketing expenses determined in accordance with generally accepted accounting principles. In light of the difference between revenues before deferral, marketing costs before deferral and their most directly comparable GAAP measures, the Company uses these measures solely as liquidity measures and not as performance measures.

Revenues before deferral for the years ended June 30, 2005, 2004 and 2003 are calculated as follows (in millions):

                                          2005         2004         2003
                                       ----------   ----------   ----------
Revenues                               $   579.8    $   488.7    $   456.9
Change in deferred revenues                (34.9)       (32.3)       (39.0)
                                       ----------   ----------   ----------
Revenues before deferral               $   544.9    $   456.4    $   417.9
                                       ==========   ==========   ==========

Marketing costs before deferral for the years ended June 30, 2005, 2004 and 2003 are calculated as follows (in millions):

                                          2005         2004         2003
                                       ----------   ----------   ----------
Marketing expenses                     $   286.4    $   255.8    $   280.7
Change in deferred marketing costs         (13.4)       (25.5)       (51.4)
                                       ----------   ----------   ----------
Marketing costs before deferral        $   273.0    $   230.3    $   229.3
                                       ==========   ==========   ==========

The Company's management and investors use EBITDA and adjusted EBITDA, among other measures, to evaluate the year over year performance of its businesses, to measure that performance compared with internal budgets and to determine compensation under its management incentive plans.

EBITDA eliminates the effects of interest and other expense, income taxes, noncash depreciation of tangible assets and noncash amortization of intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic cost of certain capitalized tangible assets and intangible assets used in generating revenues in the Company's businesses nor does it reflect the effect of interest and taxes. The Company's management evaluates these costs through other financial measures.

Adjusted EBITDA is calculated using revenues before deferral and marketing costs before deferral instead of GAAP revenues and GAAP marketing expenses. Adjusted EBITDA is useful to management because it eliminates the amortization related to the recognition of GAAP revenues and GAAP marketing expenses and therefore includes only membership fees received in the current reporting period and marketing costs paid or accrued in the current reporting period.

These non-GAAP measures should be considered in addition to, not as a substitute for or superior to, operating income, net income, operating cash flows or other measures of financial performance and liquidity determined in accordance with generally accepted accounting principles.

The following tables reconcile EBITDA and adjusted EBITDA to net income for the years ended June 30 (in millions):

                                                         For the year ended June 30, 2005
                                         -----------------------------------------------------------------
                                          Consolidated      Marketing                        Corporate and
                                             Total           Services         Personals          Other
                                         --------------   --------------   --------------   --------------
Net income                               $        25.5
Interest and other expense, net (1)               18.2
Provision for income taxes (1)                    13.4
                                         --------------
Operating income (expense)               $        57.1    $        85.5    $        (3.1)   $       (25.3)
Depreciation and amortization                     21.6             11.0              9.3              1.3
                                         --------------   --------------   --------------   --------------
EBITDA                                            78.7             96.5              6.2            (24.0)
Change in deferred revenues                      (34.9)           (35.9)             0.1              0.9
Change in deferred marketing costs                13.4             13.4              -                -
                                         --------------   --------------   --------------   --------------
Adjusted EBITDA                          $        57.2    $        74.0    $         6.3    $       (23.1)
                                         ==============   ==============   ==============   ==============


                                                         For the year ended June 30, 2004
                                         -----------------------------------------------------------------
                                          Consolidated      Marketing                        Corporate and
                                             Total           Services         Personals          Other
                                         --------------   --------------   --------------   --------------
Net income                               $        28.0
Interest and other expense, net (1)                6.3
Provision for income taxes (1)                    18.6
                                         --------------
Operating income (expense)               $        52.9    $        76.6    $         0.3    $       (24.0)
Depreciation and amortization                     12.5             10.1              2.4              -
                                         --------------   --------------   --------------   --------------
EBITDA                                            65.4             86.7              2.7            (24.0)
Change in deferred revenues                      (32.3)           (31.7)            (0.6)             -
Change in deferred marketing costs                25.5             25.5              -                -
                                         --------------   --------------   --------------   --------------
Adjusted EBITDA                          $        58.6    $        80.5    $         2.1    $       (24.0)
                                         ==============   ==============   ==============   ==============


                                                         For the year ended June 30, 2003
                                         -----------------------------------------------------------------
                                          Consolidated      Marketing                        Corporate and
                                             Total           Services         Personals          Other
                                         --------------   --------------   --------------   --------------
Net income                               $        24.4
Interest and other expense, net (1)              (18.3)
Provision for income taxes (1)                    16.2
                                         --------------
Operating income (expense)               $        22.3    $        41.8    $         -      $       (19.5)
Depreciation and amortization                     12.1             11.9              -                0.2
                                         --------------   --------------   --------------   --------------
EBITDA                                            34.4             53.7              -              (19.3)
Change in deferred revenues                      (39.0)           (39.0)             -                -
Change in deferred marketing costs                51.4             51.4              -                -
                                         --------------   --------------   --------------   --------------
Adjusted EBITDA                          $        46.8    $        66.1    $         -      $       (19.3)
                                         ==============   ==============   ==============   ==============

(1) Management does not allocate interest and other expense, net nor does it allocate provision for income taxes to the individual segments.

COMMITMENTS

The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this Annual Report on Form 10-K. The Company does not have off-balance sheet arrangements (other than those disclosed in the table below), non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of June 30, 2005 are as follows (in millions):

                                                       Payments Due by Period
                                  --------------------------------------------------------------
                                                Less than      1 - 3        3 - 5       After 5
                                     Total       1 year        years        years        years
                                  ----------   ----------   ----------   ----------   ----------
Operating leases                  $    27.3    $     8.7    $    10.7    $     6.9    $     1.0
Capital leases                          1.9          0.7          1.1          0.1          -
Long-term debt                        240.0          -            -            -          240.0
Purchase obligations (1)               86.5         24.8         61.5          0.2          -
Pension obligation                      4.6          -            -            0.3          4.3
                                  ----------   ----------   ----------   ----------   ----------
Total payments due                $   360.3    $    34.2    $    73.3    $     7.5    $   245.3
                                  ==========   ==========   ==========   ==========   ==========


(1)  Includes  $70.6  million  of  contingent   payments   related  to  business
     combinations.

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and terms. The Company plans to relocate certain of its offices in 2006. The new leases were signed during the first quarter of fiscal 2006 and therefore, are not reflected in the table above. See Notes 7 and 8 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment," ("SFAS 123R"). This statement is a revision of SFAS 123 and supersedes APB 25. SFAS 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record that expense in its consolidated financial statements over the requisite service periods. Adoption of SFAS 123R will also require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in the Company's first quarter of fiscal 2006. Adoption of SFAS 123R will have a material impact on the Company's consolidated financial position, results of operations, cash flow presentation and related disclosures. The Company expects additional expense related to the adoption of SFAS 123R of approximately $5.0 million in fiscal 2006.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - A replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This statement requires retrospective application to prior periods' financial statements of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective beginning in the Company's first quarter of fiscal 2007. The Company does not expect adoption of SFAS 154 to have a material effect on its consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and management's beliefs and assumptions. These forward-looking statements include statements that do not relate solely to historical or current facts and can be identified by the use of words such as "believe," "expect," "estimate," "project," "continue" or "anticipate." These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are not guarantees of future performance and are based on many assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that may change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the many factors that could cause actual results to differ materially from the forward-looking statements are:

     o higher than expected membership cancellations or lower than expected membership renewal rates;
     o    changes in the marketing techniques of credit card issuers;
     o increases in the level of commission rates and other compensation required by marketing partners to actively market with the Company;
     o potential reserve requirements by business partners, such as the Company's credit card processors;
     o    unanticipated termination of marketing agreements;
     o the extent to which the Company can continue to successfully develop and market new products and services and introduce them in a timely manner;
     o the Company's ability to integrate acquired businesses into the Company's management and operations and operate successfully;
     o unanticipated changes in or termination of the Company's ability to process revenues through third parties, including credit card processors and bank card associations;
     o the Company's ability to develop and implement operational and financial systems to manage growing operations;
     o the Company's ability to recover from a complete or partial system failure or impairment, other hardware or software related malfunctions or programming errors;
     o    the degree to which the Company is leveraged;
     o the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;
     o further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;
     o changes in the growth rate of the overall U.S. economy or the international economy where the Company does business such that credit availability, interest rates, consumer spending, related consumer financing and related consumer debt are affected;
     o additional government regulations and changes to existing government regulations of the Company's industry;
     o the Company's ability to compete with other companies that have financial or other advantages;
     o    adverse movements of foreign exchange rates;
     o    the Company's  ability to attract and retain active members and users;
     o    adverse results of litigation or regulatory matters; and
     o    new accounting pronouncements.

Many of these factors are beyond the Company's control and therefore its business, financial condition, results of operations and cash flows may be adversely affected by these factors.

The Company cautions that these factors are not exclusive. All forward looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, the Company has no obligation and does not intend to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Interest Rate
The Company has a senior secured credit facility, which was amended and restated on March 1, 2005 and matures on March 23, 2006, that allows borrowings of up to $45.0 million. Borrowings under this senior secured credit facility accrue interest at either the Eurodollar rate or the higher of the Prime rate, or the Federal Funds rate plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of June 30, 2005. As of June 30, 2005, availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and was $39.5 million. As of June 30, 2005, the effective interest rate for borrowings under the senior secured credit facility was 6.25%. Management believes that an increase in the Eurodollar rate, the Prime rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations.

In addition, the Company has $90.0 million aggregate principal amount of 5.5% Convertible Notes due 2010 and $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Convertible Notes and the Senior Notes pay interest in cash semi-annually in arrears on April 1 and October 1. The fair value of the fixed interest instruments is affected by changes in interest rates and, with respect to the Convertible Notes, by changes in the Company's stock price and volatility. The Company does not currently hedge interest rates with respect to its outstanding debt. As of June 30, 2005, the carrying value of the Convertible Notes and the Senior Notes was $90.0 million and $147.8 million, respectively, and the fair value of the notes was $103.1 million and $151.5 million, respectively. Cash paid in connection with interest on the Convertible Notes and the Senior Notes in each of the next five years is expected to be $18.8 million assuming none of the notes is converted into equity.

Foreign Currency
The Company conducts business in certain foreign markets, primarily in Canada. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in functional currencies other than the U.S. dollar, primarily the Canadian dollar. The Company's recent acquisitions have reduced the proportion of its operations exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-to-year comparisons of operating results.

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The Company's financial statements and related notes and report of independent public registered accounting firm are included following Part IV beginning on page F-1 and identified in the index in Item 15(a).

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------

None.

Item 9A. Controls and Procedures
         -----------------------

Evaluation of disclosure controls and procedures.
The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. The Company's disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries that is required to be disclosed in its reports under the Exchange Act is accumulated, communicated to the Chief Executive Officer and Chief Financial Officer and disclosed appropriately in its timely reports under the Exchange Act.

Because a cost-effective control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management's Report on Internal Control over Financial Reporting.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2005.

On January 1, 2005 and November 30, 2004, respectively, the Company completed the acquisitions of certain of the assets of MCM and Bargain. Management excluded certain elements of the internal control over financial reporting of MCM and Bargain from its assessment of internal control over financial reporting as of June 30, 2005 because the assets were acquired in purchase business combinations during 2005. Subsequent to the acquisitions, certain elements of each of the MCM and Bargain internal control over financial reporting and related processes were integrated into the Company's existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management's assessments of the effectiveness of internal control over financial reporting as of June 30, 2005. The excluded elements of MCM and Bargain represent controls over accounts representing 3.8% of the Company's consolidated assets and 6.6% of the Company's consolidated revenues as of and for the year ended June 30, 2005.

Management  used the  criteria  set  forth in  "Internal  Control  -  Integrated
Framework"  of  the  Committee  of  Sponsoring  Organizations  of  the  Treadway
Commission in making its assessment. Based on those criteria, management concluded that the Company's internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company's financial statements included in Item 8 of this Annual Report on Form 10-K, has also audited management's assessment of the Company's internal control over financial reporting as of June 30, 2005 and the effectiveness of the Company's internal control over financial reporting as of June 30, 2005. Their report is included in Item 8.

Changes in internal control over financial reporting.
During the fourth quarter of 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
         -----------------

None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

The information in the Company's Proxy Statement under the section titled "Election of Directors" is incorporated herein by reference. Information regarding the Executive Officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

Item 11. Executive Compensation
         ----------------------

The information in the Company's Proxy Statement under the section titled "Executive Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         ------------------------------------------------------------------
Related Stockholder Matters
---------------------------

The information in the Company's Proxy Statement under the section titled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

The information in the Company's Proxy Statement under the section titled "Certain Relationships and Related Transactions" is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

The information in the Company's Proxy Statement under the section titled "Ratification of Selection of Independent Auditors" is incorporated herein by reference.

                                     Part IV

Item 15. Exhibits and Financial Statement Schedules
         ------------------------------------------

(a) Index to Financial Statements and Financial Statement Schedules         Page
                                                                            ----
     (1) Report of PricewaterhouseCoopers LLP, Independent Registered
          Public Accounting Firm                                             F-1
         Consolidated Balance Sheets as of June 30, 2005 and 2004            F-3
         Consolidated Statements of Operations for the years ended
          June 30, 2005, 2004 and 2003                                       F-4
         Consolidated Statements of Shareholders' Equity (Deficit) for
          the years ended June 30, 2005, 2004 and 2003                       F-5
         Consolidated Statements of Cash Flows for the years ended
          June 30, 2005, 2004 and 2003                                       F-6
         Notes to Consolidated Financial Statements                          F-7

     (2) The following Financial Statement Schedule is included:
         Schedule II - Valuation and Qualifying Accounts - Years ended
          June 30, 2005, 2004 and 2003                                      F-30

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) Exhibits:
         Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately following the signatures in this Annual Report on Form 10-K.

                              VERTRUE INCORPORATED

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VERTRUE INCORPORATED
                                     --------------------
                                          (Registrant)


                                     By:  /s/ GARY A. JOHNSON
                                          ---------------------------------
                                          Gary A. Johnson, President, Chief
                                          Executive Officer and Director


                                          Date: September 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                            Title                                  Date
---------                            -----                                  ----

By: /s/ Gary A. Johnson              President, Chief Executive Officer     September 13, 2005
    -----------------------------     Officer and Director
Gary A. Johnson


By: /s/ James B. Duffy               Executive Vice President and Chief     September 13, 2005
    ---------------------------       Financial Officer
James B. Duffy


By: /s/ Alec L. Ellison              Director                               September 13, 2005
    ---------------------------
Alec L. Ellison


By: /s/ Joseph E. Heid               Director                               September 13, 2005
    ---------------------------
Joseph E. Heid


By: /s/ Robert Kamerschen            Director                               September 13, 2005
    ---------------------------
Robert Kamerschen


By: /s/ Michael T. McClorey          Director                               September 13, 2005
    ---------------------------
Michael T. McClorey


By: /s/ Edward M. Stern              Director                               September 13, 2005
    ---------------------------
Edward M. Stern


By: /s/ Marc S. Tesler               Director                               September 13, 2005
    ---------------------------
Marc S. Tesler


                                    Exhibits
                                    --------

No.       Description
---       -----------

  *3.1    Restated  Certificate of  Incorporation  of the  Registrant  (filed as
          Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on September 6, 1996; Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, File No. 000-21527, filed on February 9, 2005).

  *3.2 Restated By-laws of the Registrant as amended (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on August 21, 1996).

  *4.1 Indenture dated as of September 30, 2003 between the Registrant and Deutsche Bank Trust Company Americas, Trustee relating to the 5.5% Convertible Senior Subordinated Notes due 2010 (filed as exhibit 4.1 to the Company's Quarterly report on Form 10-Q, File No. 000-21527, filed on November 13, 2003).

  *4.2 Registration Rights Agreement dated as of September 30, 2003 among the Registrant and Lehman Brothers Inc. and CIBC World Markets Corp. (filed as exhibit 4.2 to the Company's Quarterly report on Form 10-Q, File No. 000-21527, filed on November 13, 2003).

  *4.3 Indenture dated as of April 13, 2004 between the Registrant and each of the Guarantors party thereto and LaSalle Bank National Association, as Trustee relating to the 9.25% Senior Notes due 2014, including the form of notes (filed as exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 333-115500, filed on May 14,
          2004).

 *10.1^ Amended Employee Incentive Stock Option Plan of the Registrant (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on September 6, 1996).

 *10.2^ 1995 Non-Employee Directors' Stock Option Plan of the Registrant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on August 21, 1996).

 *10.3^   1996 Stock Option Plan of the Registrant (filed as Exhibit 10.4 to the
          Company's   Registration  Statement  on  Form  S-1,  Registration  No.
          333-10541, filed on September 27, 1996).

 *10.4^   1996  Employee  Stock  Purchase  Plan  of  the  Registrant  (filed  as
          Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on September 27, 1996).

 *10.5^ Amended and Restated 401(k) Profit Sharing Plan of the Registrant dated July 1, 2000 (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, File No. 000-21527, filed on September 6, 2001).

 *10.6 Amended and Restated Credit Agreement dated March 25, 2004, amended March 1, 2005, among the Registrant, the Lenders Parties Hereto and LaSalle Bank National Association (filed as exhibit 99.3 to the Company's Current report on Form 8-K, File No. 000-21527, filed on April 5, 2004).

 *10.7 Master Transaction Agreement dated March 3, 2004 among the Registrant, Lavalife Inc., Lavalife's Investors and Lavalife's Senior Management (filed as exhibit 99.2 to the Company's Current report on Form 8-K, File No. 000-21527, filed on April 5, 2004).

 *10.8^ Long-term Incentive Plan of the Registrant (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 000-21527, filed on February 9, 2005).

 *10.9 Lease Agreement between Stamford Towers Limited Partnership and the Registrant dated January 15, 1996 (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on September 6, 1996).

 *10.10 Arena Tower II Lease Agreement by and between Arena Tower II Corporation and the Registrant dated February 12, 1996, as amended (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on September 6, 1996).

 *10.11 Lease Agreement between Stamford Towers Limited Partnership and the Registrant dated May 20, 1997 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K, File No. 000-21527, filed on September 29,
          1997).

 *10.12 Second Amendment to Lease Agreement between Arena Tower II Corporation and the Registrant dated January 24, 1997 (filed as
          Exhibit 10.24 to the Company's Annual Report on Form 10-K, File No. 000-21527, filed on September 29, 1997).

 *10.13 Third Amendment to Lease Agreement between Arena Tower II Corporation and the Registrant dated July 23, 1997 (filed as Exhibit
          10.25 to the Company's Annual Report on Form 10-K, File No. 000-21527, filed on September 29, 1997).

 *14.1 Code of Conduct of the Registrant (filed as Exhibit 14 to the Company's Quarterly report on Form 10-Q, File No. 000-21527, filed on May 14, 2004).

  21.1    Subsidiaries of the Registrant.

  23.1    Consent of PricewaterhouseCoopers LLP.

  31.1    Rule 13a-14(a)/15d-14(a) CEO Certification.

  31.2    Rule 13a-14(a)/15d-14(a) CFO Certification.

  32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.1 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------------

*    Previously filed and incorporated herein by reference.
^    Management contract or compensatory plan.

             Report of Independent Registered Public Accounting Firm


To the Shareholders and Board of Directors of Vertrue Incorporated:

We  have  completed  an  integrated  audit  of  the  Vertrue  Incorporated  2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Vertrue Incorporated and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of MCM and Bargain from its assessment of internal control over financial reporting as of June 30, 2005 because they were acquired in purchase business combinations during fiscal 2005. Subsequent to the acquisitions, certain elements of each of the MCM and Bargain internal control over financial reporting and related processes were integrated into the Company's existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management's assessment of the effectiveness of internal control over financial reporting as of June 30, 2005. We have also excluded those elements of the internal control over financial reporting of MCM and Bargain from our audit of internal control over financial reporting. The excluded elements of MCM and Bargain represent controls over accounts representing 3.8% of the consolidated assets and 6.6% of the consolidated revenues as of and for the year ended June 30, 2005.


/s/ PricewaterhouseCoopers LLP
New York, New York
September 12, 2005

                              VERTRUE INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                    June 30,
                                                                             -------------------
                                                                               2005      2004
                                                                             --------- ---------
                              Assets
Current assets:
  Cash and cash equivalents                                                  $ 64,356  $ 47,166
  Restricted cash                                                               3,411     3,120
  Short-term investments                                                       16,223   119,980
  Accounts receivable (net of allowance for doubtful accounts of
      $63 and $235 at June 30, 2005 and 2004, respectfully                     12,559    10,557
  Prepaid membership materials                                                  2,557     3,233
  Prepaid expenses and other current assets                                     8,695     4,886
  Deferred marketing costs                                                     39,226    52,428
                                                                             --------- ---------
     Total current assets                                                     147,027   241,370
  Fixed assets, net                                                            39,062    36,540
  Goodwill                                                                    201,499   125,675
  Intangible assets, net                                                       46,476    38,872
  Other assets                                                                 13,098    10,705
                                                                             --------- ---------
     Total assets                                                            $447,162  $453,162
                                                                             ========= =========

              Liabilities and Shareholders' Deficit
Current liabilities:
  Current maturities of long-term obligations                                $    686  $    338
  Accounts payable                                                             42,077    35,185
  Accrued liabilities                                                          82,157    66,075
  Deferred revenues                                                           108,117   138,381
  Deferred income taxes                                                         9,780    12,323
                                                                             --------- ---------
     Total current liabilities                                                242,817   252,302
  Deferred income taxes                                                         9,702     4,354
  Other long-term liabilities                                                   5,257     4,930
  Long-term debt                                                              237,814   237,659
                                                                             --------- ---------
     Total liabilities                                                        495,590   499,245
                                                                             --------- ---------

Commitments and contingencies                                                       -         -

Shareholders' deficit:
  Preferred stock, $0.01 par value -- 1,000 shares authorized;
     no shares issued                                                               -         -
  Common stock, $0.01 par value -- 40,000 shares authorized;
     19,703 shares issued (19,089 shares at June 30, 2004)                        197       191
  Capital in excess of par value                                              169,463   156,457
  Accumulated earnings                                                         35,680    10,131
  Accumulated other comprehensive loss                                           (148)     (373)
  Treasury stock, 10,020 shares at cost (8,852 shares at June
     30, 2004)                                                               (253,620) (212,489)
                                                                             --------- ---------
     Total shareholders' deficit                                              (48,428)  (46,083)
                                                                             --------- ---------
     Total liabilities and shareholders' deficit                             $447,162  $453,162
                                                                             ========= =========



The accompanying notes are an integral part of these consolidated financial statements.


                              VERTRUE INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                          For the years ended June 30,
                                                       -------------------------------------
                                                          2005          2004        2003
                                                       ----------- ------------- -----------

Revenues                                               $  579,839  $    488,739  $  456,881

Expenses:
  Marketing                                               286,437       255,818     280,673
  Operating                                               114,418        91,832      78,444
  General and administrative                              108,231        85,826      74,085
  Charge for arbitration award                              5,458             -           -
  Amortization of intangibles                               8,201         2,393       1,393
                                                       ----------- ------------- -----------

Operating income                                           57,094        52,870      22,286
Settlement of investment related litigation                     -             -      19,148
Loss on sale of subsidiary                                      -             -        (959)
Net loss on investment                                          -             -        (206)
Interest (expense) income, net                            (18,805)       (6,621)        570
Other income (expense), net                                   652           349        (244)
                                                       ----------- ------------- -----------

Income before income taxes                                 38,941        46,598      40,595
Provision for income taxes                                 13,392        18,638      16,239
                                                       ----------- ------------- -----------

Net income                                             $   25,549  $     27,960  $   24,356
                                                       =========== ============= ===========

Earnings per share:
  Basic                                                $     2.56  $       2.60  $     1.93
                                                       =========== ============= ===========
  Diluted                                              $     2.22  $       2.29  $     1.84
                                                       =========== ============= ===========

Weighted average common shares used in earnings per
 share calculations:
  Basic                                                     9,995        10,755      12,596
                                                       =========== ============= ===========
  Diluted                                                  12,973        13,208      13,233
                                                       =========== ============= ===========

 The accompanying notes are an integral part of these consolidated financial statements.


                              VERTRUE INCORPORATED
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)



                                                                                               Accumulated
                                                     Common Stock    Capital in  Accumulated      Other
                                                   ----------------- Excess of    Earnings     Comprehensive    Treasury
                                                    Shares  Amount   Par Value   (Deficit)      (Loss) Gain      Stock     Total
                                                    ------  ------   ---------   ---------      -----------      -----     -----
Balance - June 30, 2002                             17,493  $   175  $ 109,254   $   (42,185)   $        (373)  $(87,501) $(20,630)
Issuance of common stock                               354        3      4,047             -                -          -     4,050
Tax benefit from employee stock options                  -        -      9,100             -                -          -     9,100
Issuance of treasury stock to fund 401K Plan             -        -        (21)            -                -        127       106
Expense associated with issuing stock options to a
 non-employee                                            -        -         45             -                -          -        45
Acquisition of treasury stock                            -        -          -             -                -    (37,214)  (37,214)
Comprehensive income:
 Net income                                              -        -          -        24,356                -          -    24,356
 Currency translation adjustment                         -        -          -             -              (96)         -       (96)
                                                                                                                         ----------
 Total comprehensive income                                                                                                 24,260
                                                   --------------------------------------------------------------------------------
Balance - June 30, 2003                             17,847      178    122,425       (17,829)            (469)  (124,588)  (20,283)
Issuance of common stock                             1,242       13     24,551             -                -          -    24,564
Issuance of restricted stock                             -        -      2,774             -                -      6,306     9,080
Tax benefit from employee stock options                  -        -      6,520             -                -          -     6,520
Expense associated with issuing stock options to a
 non-employee                                            -        -        187             -                -          -       187
Acquisition of treasury stock                            -        -          -             -                -    (94,207)  (94,207)
Comprehensive income:
 Net income                                              -        -          -        27,960                -          -    27,960
 Currency translation adjustment                         -        -          -             -              105          -       105
 Minimum pension liability adjustment (net of tax)       -        -          -             -               (9)         -        (9)
                                                                                                                         ----------
 Total comprehensive income                                                                                                 28,056
                                                   --------------------------------------------------------------------------------
Balance - June 30, 2004                             19,089      191    156,457        10,131             (373)  (212,489)  (46,083)
Issuance of common stock                               614        6     10,786             -                -          -    10,792
Tax benefit from employee stock options                  -        -      2,220             -                -          -     2,220
Acquisition of treasury stock                            -        -          -             -                -    (41,131)  (41,131)
Comprehensive income:
 Net income                                              -        -          -        25,549                -          -    25,549
 Currency translation adjustment                         -        -          -                             79          -        79
 Unrealized hedging gain                                 -        -          -                            239          -       239
 Minimum pension liability adjustment (net of tax)       -        -          -                            (93)         -       (93)
                                                                                                                         ----------
 Total comprehensive income                                                                                                 25,774
                                                   --------------------------------------------------------------------------------
Balance - June 30, 2005                             19,703  $   197  $ 169,463   $    35,680     $       (148) $(253,620) $(48,428)
                                                   ================================================================================

The accompanying notes are an integral part of these consolidated financial statements.



                              VERTRUE INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                     For the years ended June 30,
                                                                    -------------------------------
                                                                       2005       2004      2003
                                                                    ---------- ---------- ---------
 Operating activities
   Net income                                                       $  25,549  $  27,960  $ 24,356
   Adjustments to reconcile net income to net cash provided
   by operating activities:
    Change in deferred revenues                                       (34,911)   (32,272)  (39,003)
    Change in deferred marketing costs                                 13,443     25,455    51,411
    Depreciation and amortization                                      23,105     13,252    12,120
    Deferred and other income taxes                                       453     10,254    14,182
    Tax benefit from employee stock plans                               2,220      6,520       942
    Gain on settlement of investment related litigation                     -          -   (19,148)
    Loss on sale of subsidiary                                              -          -       959
    Net loss on investment                                                  -          -       206
    Other                                                                (423)       890     2,485

   Change in assets and liabilities:
    Restricted cash                                                      (291)      (388)    2,951
    Accounts receivable                                                (1,789)      (112)      758
    Prepaid membership materials                                          676     (1,589)     (135)
    Prepaid expenses                                                   (2,114)     5,172    (3,246)
    Other assets                                                       (2,584)      (461)   (1,331)
    Accounts payable                                                    8,758    (10,323)     (255)
    Accrued and other liabilities                                         219      3,590     1,281
                                                                    ---------- ---------- ---------
 Net cash provided by operating activities                             32,311     47,948    48,533
                                                                    ---------- ---------- ---------

 Investing activities
   Acquisition of fixed assets                                        (11,006)    (7,057)   (5,463)
   Settlement of investment related litigation                              -          -    19,148
   Purchases of short-term investments                               (402,630)  (650,750)   (5,000)
   Sales of short-term investments                                    507,260    535,770         -
   Acquisitions of businesses, net of cash acquired, and other
    investing activities                                              (77,237)  (114,916)   (1,250)
                                                                    ---------- ---------- ---------
 Net cash provided by (used in) investing activities                   16,387   (236,953)    7,435
                                                                    ---------- ---------- ---------

 Financing activities
   Net proceeds from issuance of stock                                 10,792     33,644     4,050
   Treasury stock purchases                                           (41,131)   (94,207)  (37,214)
   (Debt issuance costs)/net proceeds from issuance of debt              (844)   229,825         -
   Payments of long-term obligations                                     (549)      (453)   (1,051)
                                                                    ---------- ---------- ---------
 Net cash (used in) provided by financing activities                  (31,732)   168,809   (34,215)
                                                                    ---------- ---------- ---------
 Effect of exchange rate changes on cash and cash equivalents             224        102         5
                                                                    ---------- ---------- ---------
 Net increase (decrease) in cash and cash equivalents                  17,190    (20,094)   21,758
 Cash and cash equivalents at beginning of year                        47,166     67,260    45,502
                                                                    ---------- ---------- ---------
 Cash and cash equivalents at end of year                           $  64,356  $  47,166  $ 67,260
                                                                    ========== ========== =========

The accompanying notes are an integral part of these consolidated financial statements.


NOTE 1 - NATURE OF BUSINESS

Vertrue Incorporated ("Vertrue" or the "Company") is a leading consumer services marketing company. The Company offers both subscription and transaction based services focused on meeting consumer needs in large spending categories - healthcare, personal property, discounts, security and insurance and personals. The Company's service offerings provide consumers everyday savings, event-oriented discounts, benefits that provide the consumer with peace of mind and access to information and opportunities for self-enrichment.

The Company was incorporated in 1989 in Delaware under the name Cardmember Publishing Corporation. On October 17, 1996, the Company completed an initial public offering of its stock and changed its name to MemberWorks Incorporated. On October 13, 2004, the Company began doing business as Vertrue Incorporated and on November 18, 2004, shareholders approved an amendment to the Company's charter formally changing its name to Vertrue Incorporated. The name change was intended to reflect the ever-broadening base of services that the Company offers to its customers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company, its wholly owned subsidiaries and variable interest entities required to be consolidated. All significant intercompany accounts and transactions have been eliminated.

The Company acquired Lavalife Inc. ("Lavalife") on April 1, 2004, Bargain Network, Inc. ("Bargain") on November 30, 2004 and My Choice Medical, Inc. ("MCM") on January 1, 2005. Therefore, their results of operations have been included in the consolidated results of operations since their acquisition dates. The results of Bargain, Lavalife and MCM have been included in the Marketing Services, Personals and Corporate and Other segments, respectively.

Use of estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant judgments and estimates include:
membership cancellation rates, deferred marketing costs, goodwill and other intangible asset valuations, intangible assets' remaining useful lives and deferred tax asset valuations.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year's presentation to reclassify auction rate securities from cash and cash equivalents to short-term investments. Corresponding adjustments have been made in the consolidated statements of cash flows for prior periods to reflect gross purchases and sales of auction rate securities as investing activities rather than as a component of cash and cash equivalents. The Company reclassified $112,330,000 and $5,000,000 from cash and cash equivalents to short-term investments at June 30, 2004 and 2003, respectively. These reclassifications do not affect previously reported cash flows from operating or financing activities in the consolidated statements of cash flows. For the years ended June 30, 2004 and 2003, net cash used in investing activities related to auction rate securities was $107,330,000 and $5,000,000, respectively.

Foreign currency translation
Assets and liabilities of foreign subsidiaries, whose assets and liabilities are denominated in their local currencies, are translated at the exchange rates in effect as of the balance sheet dates. Equity accounts are translated at historical exchange rates and revenues, expenses and cash flows are translated at average exchange rates for the periods presented. Translation gains and losses are included as a component of comprehensive income in the consolidated statements of shareholders' deficit. Transaction gains and losses are included in the consolidated statements of operations.

Fair value of financial instruments and concentration of credit risk
All current assets and liabilities are carried at cost, which approximates fair value due to their short-term maturities. The recorded amounts of the Company's long-term liabilities also approximate fair value except for differences with respect to the Convertible Notes and the Senior Notes (see Note 7) which had carrying values of $90,000,000 and $147,814,000, respectively, and fair values of $103,050,000 and $151,500,000, respectively, as of June 30, 2005. The
Convertible Notes and the Senior Notes had carrying values of $90,000,000 and $147,659,000, respectively, and fair values of $93,263,000 and $143,250,000, respectively, as of June 30, 2004. The fair value information was based on publicly available information. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable from credit card processors who facilitate payments from membership and personals customers.

Fixed assets
Fixed assets, capitalized software costs and capital leases are carried at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Useful lives are generally between 3 and 7 years for computer software and equipment, the shorter of the estimated remaining useful life or the remaining life of the lease, for leasehold improvements and 5 to 10 years for furniture and fixtures. Maintenance and repair expenditures are charged to operations as incurred.

Revenue recognition
Revenues are billed primarily through credit and debit cards. Revenues from membership programs are recognized when earned. Members may cancel their memberships at any time. Members enrolled in an annual payment plan who cancel their memberships receive a pro rata refund of the remaining unused portion of their membership fees. In accordance with Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"), revenues, net of estimated cancellations, are deferred and recognized as revenues when membership refund privileges expire. Management establishes and regularly updates the allowance for membership cancellations. In estimating the allowance for membership cancellations, management analyzes historical cancellation experience, current economic trends and changes in customer demand for the Company's products and services. Actual membership refunds are charged against the allowance for membership cancellations on a current basis. Accrued liabilities set forth in the accompanying consolidated balance sheets as of June 30, 2005 and 2004 include an allowance for membership cancellations of $11,232,000 and $14,156,000, respectively.

Revenues generated by the Personals reportable business segment are recognized when the services are used.

Membership programs sponsored by the Company's largest client accounted for 14% of revenues in 2005. Membership programs sponsored by the Company's two largest clients in each year accounted for 18% and 12% of revenues in 2004 and 21% and 16% of revenues in 2003, respectively.

Marketing expenses
The Company's marketing expenses are comprised of refundable royalty payments, non-refundable royalty payments, advertising costs, telemarketing costs and direct mail costs. Advertising costs and non-refundable royalty payments, which include fee per offer, fee per sale and fee per impression marketing arrangements, are expensed when incurred. Refundable royalty payments are charged to operations as the associated revenues are recognized in accordance with SAB 104. Telemarketing costs, including costs for third party vendors to solicit members for the Company, and direct mail costs, including costs of printing and mailing direct mail pieces, are deferred direct response advertising costs and are charged to marketing expenses over the expected future benefit period in accordance with American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7").

Deferred marketing costs to enroll a new member are less than the related estimated total net revenues. However, if deferred marketing costs were to exceed the related estimated total net revenues, management would adjust the deferred marketing costs for that impairment.

Earnings per share
Basic and diluted earnings per share are determined in accordance with the provisions of Financial Accounting Standards Board Statement ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the dilutive effect of potentially outstanding common shares determined using the treasury stock method.

Cash and cash equivalents
The Company considers highly liquid investment instruments with original maturities of three months or less to be cash equivalents. The Company's cash and cash equivalents are carried at cost, which approximates fair market value, and primarily consist of money market funds.

Restricted cash
The Company excludes from cash and cash equivalents restricted cash that is held in an escrow account for payment of commissions to a client.

Short-term investments
Short-term investments consist of commercial paper with original maturities of more than 3 months but less than or equal to one year and auction rate securities with interest rates that reset every 49 days or less but stated contractual maturities greater than one year. As of June 30, 2005, these investments are classified as available-for-sale and recorded at cost, which approximates fair value due to their short-term reset dates. Historically, the Company has been able to liquidate auction rate securities at any reset date to provide funds for investing or financing activities or to invest in securities that would generate higher yields.

Income taxes
The Company  accounts  for income  taxes under the  provisions  of SFAS No. 109,
"Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Valuation of goodwill and other intangibles
The Company reviews the carrying value of its goodwill and other intangible assets and assesses the estimated remaining useful lives of its intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Management reviews goodwill and other intangible assets for impairment by comparing their carrying values to their fair values at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, management utilizes various assumptions, including projections of future cash flows. A change in the underlying assumptions could cause fair value to be less than carrying value and require the Company to record a corresponding charge against operations. Management tested goodwill for impairment at July 1, 2004 and 2003 during the quarters ended September 30, 2004 and 2003, respectively, and concluded that it was not impaired as of July 1, 2004 or 2003. Management also reassessed the estimated useful lives of its indefinite lived intangible assets and determined that they were appropriate.

Intangible assets principally include member and customer relationships and trade names that arose in connection with business acquisitions. Acquired intangibles, except member relationships, are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. The value of member relationships is amortized using an accelerated method based on estimated future cash flows. The weighted average amortization periods for membership and client relationships, trade names, other amortizable intangible assets and total amortizable intangible assets held at June 30, 2005 were 9 years, 15 years, 3 years and 11 years, respectively.

Impairment of long-lived assets
The Company accounts for impairment and disposition of long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, as determined based on their projected undiscounted future cash flows. If this review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. As of June 30, 2005, no impairment had been indicated.

Treasury stock
Treasury stock is accounted for under the cost method.

Contingent Liabilities
In accordance with SFAS 5, "Accounting for Contingencies," and Financial Accounting Standards Interpretation 14, "Reasonable Estimation of the Amount of a Loss," the Company accrues for contingent liabilities when it is probable that future costs will be incurred and those costs can be reasonably estimated and measured.

Stock-based compensation
In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally does not recognize compensation expense with respect to stock-based awards to employees. If compensation expense for all awards under the Company's stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option-pricing model) at the grant dates in accordance with SFAS No. 123, "Accounting for Stock-Based
Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," the Company's pro forma net income and earnings per share would have been as follows (in thousands, except per share data):


                                                             For the years ended June 30,
                                                         2005           2004         2003
                                                     ------------ -------------- ------------
Net income reported                                  $    25,549  $      27,960  $    24,356
Add: Stock-based employee compensation expense
under the intrinsic value method, net of related tax
 effects                                                       -              -            -
Deduct: Stock-based employee compensation expense
under the fair value method, net of related tax
 effects                                                  (4,013)        (4,762)      (6,055)
                                                     ------------ -------------- ------------
Pro forma net income                                 $    21,536  $      23,198  $    18,301
                                                     ============ ============== ============

Earnings per share:
 As reported
  Basic                                              $      2.56  $        2.60  $      1.93
  Diluted                                            $      2.22  $        2.29  $      1.84
Pro forma
  Basic                                              $      2.15  $        2.16  $      1.45
  Diluted                                            $      1.89  $        1.90  $      1.38



Under the Company's stock option plans, the fair value of each option grant calculated under the provisions of SFAS 123 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30:

                                    2005          2004          2003
                                    ----          ----          ----
Dividend yield                        0%            0%            0%
Expected volatility                  64%           74%           69%
Risk free interest rate             3.7%          2.9%          3.5%
Expected lives                   5 years       5 years       5 years

The weighted average fair value per share of options granted at market value was $18.23, $14.98 and $7.95 for the years ended June 30, 2005, 2004 and 2003, respectively. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting periods of four to five years and the estimated fair value of the Company's awards issued under the Employee Stock Purchase Plan is recognized in the period the stock is issued.

New accounting pronouncements
In December 2004, the FASB issued Statement No. 123 (Revised 2004), "Share-Based Payment," ("SFAS 123R"). This statement is a revision of SFAS 123 and supersedes APB 25. SFAS 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record that expense in its consolidated financial statements over the requisite service periods. Adoption of SFAS 123R will also require additional accounting related to income tax effects and additional disclosure regarding cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in the Company's first quarter of fiscal 2006. Adoption of SFAS 123R will have a material impact on the Company's consolidated financial position, results of operations, cash flow presentation and related disclosures. The Company expects additional expense related to the adoption of SFAS 123R of approximately $5,000,000 in fiscal 2006.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - A replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This statement requires retrospective application to prior periods' financial statements of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective beginning in the Company's first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 3 - FIXED ASSETS

                                                                           June 30,
                                                                ----------------------------
                                                                    2005           2004
                                                                -------------  -------------
Computer software and equipment                                 $     68,273   $     62,501
Furniture and fixtures                                                 8,269          8,246
Leasehold improvements                                                 7,906          6,622
                                                                -------------  -------------
                                                                      84,448         77,369
Accumulated depreciation                                             (45,386)       (40,829)
                                                                -------------  -------------
Fixed assets, net                                               $     39,062   $     36,540
                                                                =============  =============

Depreciation   and  amortization   expense  was  $13,485,000,   $10,189,000  and
$10,818,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles were as follows (in thousands):


                                                 June 30, 2005                June 30, 2004
                                             -----------------------  ---------------------------
                                               Gross                    Gross
                                              Carrying  Accumulated    Carrying    Accumulated
                                               Amount   Amortization    Amount     Amortization
                                             ---------- ------------  ---------- ----------------
Amortizable intangible assets:
 Membership and client relationships         $   40,215  $    15,184  $   27,999  $        8,686
 Trade names                                     21,859        1,662      18,543             310
 Other                                            1,518        1,237       1,162             886
                                             ---------- ------------  ---------- ----------------
  Total amortizable intangible assets        $   63,592  $    18,083  $   47,704  $        9,882
                                             ---------- ------------  ---------- ----------------
  Amortizable intangible assets, net         $   45,509               $   37,822
                                             ==========               ==========

Indefinite-lived intangible assets:
 Goodwill                                    $  201,499               $  125,675
 Intangible asset related to minimum pension
  liability                                  $      967               $    1,050

Future intangible amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Year
  2006                                       $     8,483
  2007                                             6,825
  2008                                             4,743
  2009                                             4,322
  2010                                             3,191


Changes in the carrying amount of goodwill by segment were as follows (in thousands):

                                                            2005                                     2004
                                                 ---------------------------------------- ------------------------------
                                                  Marketing           Corporate            Marketing
                                                  Services  Personals and Other   Total    Services  Personals   Total
                                                 ---------- --------- --------- --------- ---------- --------- ---------
Balance at beginning of year                     $  42,039  $ 83,636  $      -  $125,675  $  42,039  $      -  $ 42,039
Acquisitions                                        53,664         -    23,367    77,031          -    83,636    83,636
Purchase adjustments and other                         214    (1,421)        -    (1,207)         -         -         -
                                                 ---------- --------- --------- --------- ---------- --------- ---------
Balance at end of year                           $  95,917  $ 82,215  $ 23,367  $201,499  $  42,039  $ 83,636  $125,675
                                                 ========== ========= ========= ========= ========== ========= =========

As part of the acquisitions of certain of the assets of MCM and Bargain in fiscal 2005, the Company acquired intangible assets of $92,491,000. Of those amounts, $12,220,000 was assigned to membership and client relationships and $3,240,000 was assigned to trade names. These identified intangible assets are subject to periodic amortization over the estimated useful lives ranging from 1 to 15 years. Goodwill of $77,031,000, which is not subject to amortization, also arose in connection with these acquisitions.

As part of the purchase of Lavalife in fiscal 2004, the Company acquired intangible assets of $115,632,000. Of that amount, $14,799,000 has been assigned to membership and client relationships and $18,619,000 has been assigned to trade name, both of which are subject to periodic amortization over the estimated useful lives ranging from 3 to 15 years. Goodwill of $82,214,000, which is not subject to amortization, also arose in connection with the acquisition.

Goodwill was tested for impairment during the quarters ended September 30, 2004, 2003 and 2002 as required by SFAS 142. The Company concluded that none of its goodwill was impaired. Fair value was estimated using discounted cash flow methodologies. In addition, the Company reassessed the estimated useful lives of its indefinite lived intangible assets and determined that the lives were appropriate. The Company will continue to test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

NOTE 5 - FOREIGN CURRENCY INSTRUMENTS

The Company uses purchase option contracts and forward contracts to minimize its exposure to changes in future cash flows caused by movements in foreign currency exchange rates between the U.S. dollar and the Canadian dollar. Derivatives are held only for the purpose of hedging such risks and are not used for speculative purposes. Derivatives used to hedge forecasted cash flows associated with Canadian dollar denominated forecasted transactions that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of derivative gains and losses is deferred as a component of accumulated other comprehensive income and is recognized when the underlying hedged item is recognized in earnings.

The fair value of these contracts is included in prepaid and other current assets. As of June 30, 2005, the fair value of these instruments was $559,000 (asset). Derivative gains recognized in earnings were recorded in operating expenses and general and administrative expenses and amounted to $1,382,000 for 2005. All forecast transactions currently being hedged are expected to occur over the next year.

During 2004, the Company used purchase option contracts and forward contracts to protect against the foreign currency exchange risk inherent in the purchase price for its acquisition of Lavalife, which was denominated in Canadian dollars (see Note 9). The risk of loss associated with purchase option contracts was limited to premium amounts paid for them. The risk of loss associated with forward contracts was equal to the exchange rate differential from the time the contract was entered into until it was settled. These contracts expired on April 1, 2004 concurrently with the closing of the Lavalife acquisition. Derivative gains recognized in earnings were recorded as a component of other income, net and amounted to $353,000 in 2004. As of June 30, 2004, the Company did not hold any foreign currency instruments.

NOTE 6 - RESTRUCTURING CHARGES

The restructuring reserve balance, which is recorded in accrued liabilities and other long-term liabilities, was $1,499,000 and $1,644,000 as of June 30, 2005 and 2004, respectively. Cash payments related to lease obligations for the years ended June 30, 2005 and 2004 were $145,000 and $66,000, respectively. Cash payments related to workforce reductions for the years ended June 30, 2005 and 2004 were $0 and $91,000, respectively.

NOTE 7 - LONG-TERM LIABILITIES

Long-term liabilities were as follows at June 30, (in thousands):

                                                                     2005             2004
                                                                --------------   --------------
Senior Notes                                                    $     147,814    $     147,659
Convertible Notes                                                      90,000           90,000
Other long-term obligations                                             5,943            5,268
                                                                --------------   --------------
                                                                      243,757          242,927
Less current maturities                                                   686              338
                                                                --------------   --------------
Long-term liabilities                                           $     243,071    $     242,589
                                                                ==============   ==============


In April 2004, the Company issued $150,000,000 aggregate principal amount of unsecured 9.25% senior notes due 2014 ("Senior Notes"). The Senior Notes were registered in 2005. These Senior Notes were sold at 98.418% of the principal amount which resulted in an effective yield of 9.5%. Interest is payable in cash semi-annually in arrears on April 1 and October 1. The first payment was made on October 1, 2004. A portion of the proceeds from the offering of these Senior Notes was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition. At any time prior to April 1, 2007, the Company may redeem up to 35% of the Senior Notes with net cash proceeds of certain equity offerings, as long as at least 65% of the aggregate principal amount of the Senior Notes issued remains outstanding after the redemption. The Company may redeem all or part of the Senior Notes prior to April 1, 2009 by paying a make-whole premium. At any time on or after April 1, 2009, the Company may redeem some or all of the Senior Notes at certain redemption prices plus accrued and unpaid interest and liquidation damages, if any, to the date of redemption. Debt issuance costs and debt discount associated with this issuance of $5,889,000 were capitalized and are being amortized as interest expense over the term of the Senior Notes using the effective interest method.

In September 2003, the Company issued $90,000,000 aggregate principal amount of 5.5% convertible senior subordinated notes due 2010 ("Convertible Notes"). The Convertible Notes were registered in 2004. The Convertible Notes bear interest at the rate of 5.5% per year, which is payable in cash semi-annually in arrears on April 1 and October 1. The first payment was made on April 1, 2004. Holders of the Convertible Notes may convert their notes into shares of the Company's common stock at any time prior to maturity at an initial conversion price of approximately $40.37 per share, which is equivalent to an initial conversion rate of approximately 24.7739 shares per $1,000 principal amount of the Convertible Notes. There are no beneficial conversion features related to these Convertible Notes. In accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Notes and Debt Issued with Stock Purchase Warrants," these Convertible Notes have been classified as a liability. Debt issuance costs associated with this issuance of $3,491,000 were capitalized and are being amortized as interest expense over the term of the Convertible Notes using the effective interest method.

Other long-term obligations are comprised of the long-term portion of the restructuring reserve (see Note 6), minimum pension liability (see Note 15) and lease incentives related to certain operating leases. The lease incentives are amortized as a reduction to rent expense over the terms of the leases.

The Company has an amended and restated senior secured credit facility, which was amended and restated on March 1, 2005 and matures on March 23, 2006, that allows borrowings of up to $45,000,000. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate, or the Federal Funds rate plus an applicable margin. As of June 30, 2005, the availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5,458,000 and was $39,542,000. There were no borrowings outstanding under this bank credit facility as of June 30, 2005 or 2004. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. At June 30, 2005 and 2004, the Company was in compliance with all financial and restrictive loan covenants. All of the Company's assets, including the stock of its subsidiaries, are pledged as collateral for the senior secured credit facility. Debt issuance costs associated with the amendment of this credit facility were $56,000. Debt issuance costs associated with this amendment and restatement of the senior secured credit facility were capitalized and are being amortized over the term of the senior secured credit facility using the effective interest method.

Interest (expense) income, net as shown in the statements of operations for the years ended June 30, 2005, 2004 and 2003, includes interest expense of $20,741,000, $7,715,000 and $238,000, respectively, and interest income of $1,936,000, $1,094,000, and $808,000, respectively. Interest expense, net in 2005 and 2004 includes $1,373,000 and $742,000 amortization of debt issuance costs, respectively, and $155,000 and $32,000 amortization of debt discount, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases similar in nature and terms. Rent expense under operating leases was $8,643,000, $6,779,000 and $7,671,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

The Company has certain capital leases for equipment. Lease amortization for the years ended June 30, 2005, 2004 and 2003 was $536,000, $193,000 and $55,000,
respectively, and is included in depreciation and amortization expense. At June 30, 2005, the weighted average interest rate on the Company's capital leases was 8.0% with individual lease rates generally ranging from 5.5% to 19.0%.

Future minimum lease payments under operating and capital leases as of June 30, 2005 are as follows (in thousands):


                                                                  Operating         Capital
Fiscal Year                                                         Leases           Leases
                                                                --------------   --------------
 2006                                                           $       8,677    $         803
 2007                                                                   5,755              723
 2008                                                                   4,975              427
 2009                                                                   4,433               92
 2010                                                                   2,499                -
Thereafter                                                              1,009                -
                                                                --------------   --------------
Total minimum lease payments                                    $      27,348            2,045
                                                                ==============
 Less amount representing interest                                                        (209)
                                                                                 --------------
Present value of net minimum capital lease obligations                                   1,836
 Less current portion                                                                     (686)
                                                                                 --------------
Long-term capital lease obligations                                              $       1,150
                                                                                 ==============


As of June 30, 2005, the Company had outstanding purchase obligations of $86,544,000 which relate to marketing agreements and maintenance contracts on the Company's software, equipment and other assets as well as $70,624,000 of contingent payments related to the Bargain and MCM acquisitions.

Legal proceedings
In management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties is subject except as set forth below. The Company is involved in other lawsuits and claims generally incidental to its business, including but not limited to various suits, including previously disclosed suits, brought against the Company by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's programs. In addition, from time to time in the regular course of its business the Company receives inquiries from various federal and/or state regulatory authorities.

In March 2001, an action was instituted by plaintiff Teresa McClain against Coverdell & Company ("Coverdell"), a wholly owned subsidiary of the Company, Monumental Life Insurance Company and other defendants in the United States District Court for the Eastern District of Michigan, Southern Division. The suit, which sought unspecified monetary damages, alleged that Coverdell and the other defendants violated the Michigan Consumer Protection Act and other applicable Michigan laws in connection with the marketing of Monumental Life Insurance Company insurance products. The Court certified a class of Michigan residents. The Court approved the settlement agreement, which was signed by all parties, at a Fairness/Approval hearing on November 22, 2004 and the Company was not required to make any payment.

On January 24, 2003, the Company filed a motion with the Superior Court for the Judicial District of Hartford, Connecticut to vacate and oppose the confirmation of an arbitration award issued in December 2002. The arbitration, filed against the Company by MedValUSA Health Programs, Inc. ("MedVal") in September 2000, involved claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). Even though the arbitrators found that the Company was not liable to MedVal for any compensatory damages, they awarded $5,458,000 in punitive damages and costs against the Company solely under CUTPA. The Company believes that this arbitration award was unjustified and not based on any existing legal precedent. Specifically, the Company challenged the award on a number of grounds, including that it violated a well-defined public policy against excessive punitive damage awards, raised constitutional issues and disregarded certain legal requirements for a valid award under CUTPA. On June 22, 2003, the Superior Court denied the Company's motion to vacate the award and on May 10, 2005, the Connecticut Supreme Court denied the Company's appeal of that decision. As a result of the Connecticut Supreme Court's decision, the Company recorded a one-time $5,458,000 charge in the June 2005 quarter. The Company has requested the U.S. Supreme Court to review the Connecticut Supreme Court's decision. However, there can be no assurance that the Company will be successful in its efforts.

NOTE 9 - BUSINESS COMBINATIONS

On January 1, 2005, the Company completed the acquisition of certain of the assets of MCM, a privately held advertising and practice management company serving cosmetic surgeons throughout the United States. The Company acquired certain of the assets of MCM in order to expand its consumer offerings to include cosmetic surgery. The purchase price, excluding fees and expenses, amounted to $33,000,000 and was paid in cash on the closing date. In addition, contingent payments of up to $56,000,000 may be paid in the next three years if certain performance targets, including increasing levels of revenues and earnings, are achieved over the next three calendar years. Any additional payments under the contingency arrangement will be considered additional purchase price and allocated to the net assets acquired. The Company identified $12,060,000 of intangible assets other than goodwill, including membership and client relationships and trade name, in conjunction with this acquisition. The $23,367,000 of excess merger consideration over the net assets acquired was allocated to goodwill, substantially all of which is deductible for tax purposes.

On November 30, 2004, the Company completed the acquisition of certain of the assets of Bargain, a privately held provider of premier pricing services for homes and vehicles. The Company acquired certain of the assets of Bargain in order to expand its direct to consumer marketing presence and to expand its discounted consumer offerings to include personal property. The purchase price, which excludes fees and expenses, was paid in cash and amounted to $39,118,000. The Company expects to pay $14,624,000 of contingent payments in the December 2005 quarter. In addition, the Company assumed certain liabilities amounting to $4,729,000. The Company identified $3,400,000 of intangible assets other than goodwill, including membership and client relationships and trade name, in conjunction with this acquisition. The $53,664,000 of excess merger consideration over the net assets acquired was allocated to goodwill, substantially all of which is deductible for tax purposes.

On April 1, 2004, the Company completed the acquisition of all of the net assets and outstanding capital stock of Lavalife Inc., a leading provider of web-based and phone-based interactive personals services. The Company acquired Lavalife in order to broaden the scope of services offered to include personals services. The acquisition of Lavalife benefited the Company by providing access to one of the largest and fastest growing consumer categories on the internet while expanding its target market. The purchase price, excluding fees and expenses, was Cdn$152,500,000, or $116,300,000. In connection with this acquisition, the Company received $9,080,000 related to the issuance of the Company's restricted common stock to Lavalife's senior management. The acquisition was funded with cash on hand and borrowings under the Company's $45,000,000 senior secured credit facility. The Company identified $33,418,000 of intangible assets other than goodwill. The $82,214,000 of unallocated excess merger consideration over the net assets acquired was allocated to goodwill. The amount of tax deductible goodwill was $77,436,000.

See Note 4 for detailed descriptions of the intangible assets and goodwill identified in connection with these business combinations.

The fair values of the assets acquired and liabilities assumed at the acquisition dates were as follows (in thousands):

                                                         MCM        Bargain      Lavalife
                                                     ------------ ------------ ------------
Current assets                                       $       258  $     2,163  $     6,160
Fixed assets                                                 600        4,428       14,730
Other assets                                                   -          871            -
Goodwill arising in the acquisition                       23,367       53,664       82,214
Intangible assets                                         12,060        3,400       33,418
Current liabilities                                       (3,060)      (4,066)     (19,990)
Other long-term obligations                                    -         (769)      (2,498)
                                                     ------------ ------------ ------------
Net assets acquired                                  $    33,225  $    59,691  $   114,034
                                                     ============ ============ ============

Pro Forma Results
The following unaudited pro forma results of operations for the years ended June 30, 2004 and 2003 have been prepared assuming the Lavalife acquisition had occurred on July 1, 2003 for the year ended June 30, 2004 and on July 1, 2002 for the year ended June 30, 2003. These pro forma results are not necessarily indicative of the results of future operations or results that would have occurred had the acquisition been consummated as of those dates (in thousands, except per share data).

                                               For the years ended June 30,
                                             ---------------------------------
                                                  2004               2003
                                             --------------     --------------
         Revenues                              $  542,766         $  527,736
         Net income                                28,979             25,879

         Basic earnings per share              $     2.58         $     1.98
         Diluted earnings per share                  2.28               1.89

The results of operations and balance sheets of Bargain and MCM for periods prior to the acquisitions were not material to the Company and accordingly, pro forma results of operations have not been presented.

NOTE 10 - SETTLEMENT OF INVESTMENT RELATED LITIGATION

During 2003, the Company, along with certain of the other former shareholders of iPlace, Inc., settled their lawsuit against Homestore.com, Inc. The total settlement amount in favor of the plaintiffs was $23,000,000 of which the Company received $19,148,000.

NOTE 11 - INCOME TAXES

The provision for income taxes is as follows (in thousands):

                                                                                              For the years ended June 30,
                                                                                              ---------------------------
                                                                                                2005     2004     2003
                                                                                              -------- -------- --------
Current
 Federal                                                                                      $ 9,922  $ 7,219  $ 1,635
 State                                                                                          2,249    2,245      422
 Foreign                                                                                          802    1,028        -
                                                                                              -------- -------- --------
Total                                                                                         $12,973  $10,492  $ 2,057
                                                                                              ======== ======== ========

Deferred
 Federal                                                                                      $ 3,047  $ 8,673  $11,642
 State                                                                                           (595)     140    2,540
 Foreign                                                                                       (2,033)    (667)       -
                                                                                              -------- -------- --------
Total                                                                                         $   419  $ 8,146  $14,182
                                                                                              ======== ======== ========


The following is a reconciliation of the Company's effective tax rate to the U.S. statutory rate:

                                                        For the years ended June 30,
                                                      --------------------------------
                                                         2005       2004       2003
                                                      ---------- ---------- ----------
Statutory rate                                             35.0%      35.0%      35.0%
State and local                                             2.8%       3.3%       3.4%
Foreign                                                   (3.7%)     (0.5%)       0.0%
Other                                                       0.3%       2.2%       1.6%
                                                      ---------- ---------- ----------
Effective rate                                             34.4%      40.0%      40.0%
                                                      ========== ========== ==========


The foreign reconciling item includes the net U.S. tax benefit of the net losses from foreign branch operations. The net U.S. tax benefit is primarily due to the full year impact of the Lavalife acquisition.

Consolidated U.S. income before taxes was $43,458,000, $44,861,000 and $37,236,000 in 2005, 2004 and 2003, respectively. The corresponding amounts for non-U.S.-based operations were (loss) income of $(4,518,000), $1,737,000 and $3,359,000, respectively.

Undistributed earnings of the Company's foreign subsidiaries amounted to $500,000 at June 30, 2005. U.S. income taxes were not provided on certain unremitted earnings from foreign subsidiaries since the Company intends to permanently reinvest substantially all of such earnings outside the U.S. However, if some portion of these earnings is remitted, the Company expects the effect of any remittance after considering available tax credits and amounts previously accrued not to be significant to the consolidated results of operations. A calculation of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with the calculation.

The following is a summary of the Company's deferred tax assets and liabilities as of June 30 (in thousands):



                                                         2005       2004
                                                      ---------- ----------
Deferred Tax Assets
 Benefit of federal and state net operating loss carry
  forwards                                            $    1,672 $    3,093
 Alternative minimum tax credits                               -      1,380
 Allowance for membership cancellations                    4,459      5,728
 Charge for arbitration award                              2,088          -
 Other deferred tax assets                                 5,194      5,252
                                                      ---------- ----------
 Deferred tax assets                                      13,413     15,453
                                                      ---------- ----------

Deferred Tax Liabilities
 Deferred marketing costs                                (14,854)   (20,503)
 Deferred revenues                                        (5,497)    (1,468)
 Goodwill and other intangibles                           (6,221)    (6,721)
 Depreciation                                             (5,678)    (3,438)
 Other deferred tax liabilities                             (645)         -
                                                      ---------- ----------
 Gross deferred tax liabilities                          (32,895)   (32,130)
                                                      ---------- ----------
 Net deferred tax liability                           $  (19,482)$  (16,677)
                                                      ========== ==========


As of June 30, 2005, the Company had federal net operating loss carry forwards of $1,523,000 expiring June 30, 2024. The Company's ability to use these losses to offset future taxable income would be subject to limitations under the Internal Revenue Code if certain changes in the Company's ownership occur. The Company also has state net operating loss carry forwards available to reduce future state taxable income which expire beginning June 30, 2006 through June 30, 2011. In addition, the Company has foreign net operating losses of $5,468,000 expiring beginning June 30, 2012 through June 30, 2013.

As of June 30, 2004, the Company had alternative minimum tax credits of approximately $1,380,000. Credits of $664,000 and $716,000 were generated in the years ended June 30, 2004 and 2003, respectively. These credits were carried forward and fully utilized during the year ended June 30, 2005.

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock-based compensation plans reduced taxes payable by $2,220,000 and $6,520,000 in 2005 and 2004, respectively. Such benefits were credited to additional paid-in capital.

NOTE 12 - EARNINGS PER SHARE

Basic and diluted earnings per share amounts are determined in accordance with the provisions SFAS 128. The following table reconciles the numerators and denominators in the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                                For the years ended June 30,
                                                              ---------------------------------
                                                                 2005      2004        2003
                                                              --------- --------- -------------
Numerator:
Income available to common shareholders used in basic earnings
 per share                                                     $25,549  $ 27,960  $     24,356
Add back interest expense on convertible securities, net of
 tax                                                             3,247     2,236             -
                                                              --------- --------- -------------
Income available to common shareholders after assumed
 conversion of dilutive securities                             $28,796  $ 30,196  $     24,356
                                                              ========= ========= =============

Denominator:
Weighted average number of common shares outstanding - basic     9,995    10,755        12,596
Effect of dilutive securities:
 Convertible securities                                          2,230     1,678             -
 Stock options                                                     748       775           637
                                                              --------- --------- -------------
Weighted average number of common shares outstanding - diluted  12,973    13,208        13,233
                                                              ========= ========= =============

Basic earnings per share                                       $  2.56  $   2.60  $       1.93
                                                              ========= ========= =============
Diluted earnings per share                                     $  2.22  $   2.29  $       1.84
                                                              ========= ========= =============



The diluted earnings per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the years ended June 30, 2005, 2004 and 2003 are incremental weighted average stock options of approximately 67,000, 26,000 and 2,838,000, respectively.

NOTE 13 - SHAREHOLDERS' EQUITY

The Company has a stock repurchase program. During 2005 and 2004, the Board of Directors authorized the Company to repurchase up to an aggregate additional 4,000,000 shares of the Company's Common Stock. As of June 30, 2005, approximately 825,000 shares were authorized for repurchase under the stock repurchase program. The Company repurchased 1,168,000 shares for $41,131,000, an average price of $34.92 per share, in 2005, 2,985,000 shares for $94,207,000, an average price of $31.56 per share, in 2004 and 1,993,000 shares for $37,214,000, an average price of $18.67 per share, in 2003.

In fiscal 2005, the Board of Directors authorized a modified Dutch Auction self-tender offer for up to 500,000 shares of its common stock. Under the terms of the self-tender offer as approved by the Board of Directors, and as set forth in the Offer to Purchase filed as an exhibit to the Company's Schedule TO filed on November 15, 2004, as amended (the "Offer to Purchase"), the Company's stockholders were given the opportunity to tender part or all of their shares to the Company at a price of not less than $33.50 per share and not more than $38.50 per share. The self-tender offer closed on January 7, 2005 with a total of 605,000 shares tendered by shareholders. The Company exercised its right, as set forth in the Offer to Purchase, to purchase the additional 105,000 shares and repurchased a total of 605,000 shares for $38.50 per share, paying a total of $23,293,000.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):


                                                 June 30,
                                          --------------------
                                             2005       2004
                                          --------- ----------
Unrealized hedging gain                        239          -
Currency translation adjustment               (285)      (364)
Minimum pension liability adjustment, net
 of tax                                       (102)        (9)
                                          --------- ----------
Total                                         (148)      (373)
                                          ========= ==========

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) profit sharing plan. Employees may contribute up to 20% of their compensation subject to certain limitations. Effective July 1, 2000, the Company began making quarterly matching contributions in Common Stock based on qualified employee contributions. Treasury stock, calculated under the cost method, was used to match qualified employee contributions. Effective January 1, 2003, the Company began making matching contributions in cash. Matching contributions were $266,000, $168,000 and $153,000 for 2005, 2004 and 2003, respectively.

Effective January 1, 2004, the Company has an unfunded, nonqualified defined benefit pension plan that benefits certain executives selected by the Compensation Committee of the Board of Directors. This plan provides for fixed annual payments for 10 years upon retirement after attaining the age of 55 and 10 years of service. Pension expense was $306,000 and $212,000 in 2005 and 2004, respectively.

The Company used weighted-average discount rates of 5% and 6% in its 2005 and 2004 assumptions, respectively. The following tables present information about this pension plan (in thousands):


                                                                             June 30,
                                                                 ------------------------------
                                                                      2005             2004
                                                                 -------------   --------------
Pension benefit obligation
 Balance at beginning of year                                    $      1,276    $          -
 Interest cost                                                             77               35
 Service cost                                                             146               71
 Prior service cost                                                         -            1,156
 Actuarial loss                                                           146               14
                                                                 -------------   --------------
 Balance at end of year                                          $      1,645    $       1,276
                                                                 =============   ==============

Funded status of the plan
 Cumulative pension expense recognized                           $        518    $         212
 Unrecognized net actuarial loss                                          160               14
 Unrecognized prior service cost                                          967            1,050
                                                                 -------------   --------------
 Excess of the benefit obligation over the value of plan assets  $      1,645    $       1,276
                                                                 =============   ==============

Net recognized amounts as classified in the balance sheet
 Intangible asset                                                $       (967)   $      (1,050)
 Other long-term liabilities                                            1,645            1,276
 Accumulated other comprehensive loss                                    (160)             (14)
                                                                 -------------   --------------
 Cumulative pension expense recognized                           $        518    $         212
                                                                 =============   ==============

                                                                  For the years ended June 30,
                                                                 ------------------------------
                                                                     2005             2004
                                                                 -------------   --------------
Pension expense by component
 Interest cost                                                   $         77    $          35
 Service cost                                                             146               71
 Prior service cost                                                        83              106
                                                                 -------------   --------------
 Pension expense                                                 $        306    $         212
                                                                 =============   ==============


No benefits are expected to be paid by the plan during the next three years. The Company expects to pay benefits of $60,000 and $225,000 in 2009 and 2010, respectively, and $4,265,000 thereafter.

NOTE 16 - STOCK-BASED COMPENSATION

Stock Compensation Plans
As of June 30, 2005, the Company had the following stock-based compensation plans which are described below.

Under the 1996 Stock Option Plan, the Board of Directors can determine the date on which options vest and become exercisable as well as the term of the options granted. The 1996 Stock Option Plan is authorized to grant 5,600,000 options to acquire shares of Common Stock. Of these options, 2,000,000 must be granted using treasury stock.

Under the 1995 Executive Officers' Stock Option Plan and the 1995 Non-Employee Directors' Stock Option Plan the Board is authorized to grant 360,000 and 180,000 options, respectively, to acquire shares of Common Stock at a price per share equal to or greater than fair market value at the grant date. Under the Executive Officers' Stock Option Plan, the Board can determine the date on which options vest and become exercisable.

Under  the  stock  option  plans  described  above,   options  generally  become
exercisable over a four to five year period and expire at the earlier of termination of employment or ten years from the grant date.

At June 30, 2005, 3,477,000 shares of common stock were reserved for issuance under these stock option plans, of which 606,000 shares were available for future grant.

Information with respect to options to purchase shares issued under the above plans is as follows (shares in thousands):

                                       2005                  2004                  2003
                               --------------------- --------------------- ---------------------
                                           Weighted              Weighted              Weighted
                                           Average               Average               Average
                                           Exercise              Exercise              Exercise
                                 Shares     Price      Shares     Price      Shares     Price
                               ---------- ---------- ---------- ---------- ---------- ----------
Outstanding at beginning of
 year                              3,305     $20.10      4,532     $19.88      4,341     $20.82
Granted at market value              366      32.35        240      24.92        850      13.42
Exercised                           (607)     17.49     (1,227)     19.78       (338)     11.30
Forfeited                           (192)     20.87       (240)     22.48       (321)     24.53
                               ----------            ----------            ----------
Outstanding at end of year         2,872      22.16      3,305      20.10      4,532      19.88
                               ==========            ==========            ==========

                                Options Outstanding
                               --------------------------------          Options Exercisable
                                          Weighted                        ----------------------
                                 Shares    Average    Weighted               Shares    Weighted
                              Outstanding Remaining   Average              Outstanding Average
                                   at        Life     Exercise                 at      Exercise
                                 6/30/05   (Years)     Price                 6/30/05    Price
                               ---------- ---------- ----------            ---------- ----------
$4.00 to $13.99                      608       6.01     $11.63                   312     $10.55
$14.00 to $19.99                     402       4.55      16.43                   344      16.39
$20.00 to $26.99                     706       6.36      20.71                   442      20.81
$27.00 to $29.99                     947       5.60      29.47                   728      29.42
$30.00 to $40.99                     209       9.36      35.71                    18      33.24
                               ----------                                  ----------
                                   2,872       6.00      22.16                 1,844      21.77
                               ==========                                  ==========

Options exercisable as of June 30, 2004 and 2003 were 1,835,000 and 2,305,000, respectively.

Employee Stock Purchase Plan
During 1997, the Company adopted the 1996 Employee Stock Purchase Plan which provides for the issuance of up to 360,000 shares of common stock. The plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to 85% of the closing price of the Common Stock on the day the purchase period commences or terminates, whichever is lower. During 2005, 2004 and 2003, 11,000, 14,000 and 16,000 shares were purchased under the plan, respectively.

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was (in thousands):

                                                                For the years ended June 30,
                                                              ---------------------------------
                                                                2005      2004          2003
                                                              --------- --------- -------------

Cash paid for interest                                        $ 18,754  $  3,417  $        241
Cash paid for income taxes                                       8,036     5,568           411

NOTE 18 - BUSINESS SEGMENTS

The operating business segments reported below are the reportable business segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in assessing performance and deciding how to allocate resources. The Company has two reportable business segments: Marketing Services, formerly known as the Membership segment, and Personals. The Marketing Services business segment primarily provides discounted products and services to consumers. The Personals business segment provides both web-based and phone-based personals services to its customers. The Corporate and Other business unit includes the results of MCM as well as unallocated general corporate expenses.

Management evaluates the operating results of each reportable business segment based on revenue and adjusted EBITDA. In the past, each reportable segment was evaluated based on operating income. Management decided to use adjusted EBITDA as the measure of profitability beginning in fiscal 2005 in order to better align the results of the acquired companies and to enhance the clarity of the operating performance of the reportable business segments. The following is a summary of revenues, adjusted EBITDA, capital expenditures, depreciation and amortization and assets by business segment (in thousands):

                                                               For the years ended June 30,
                                                           -------------------------------------
Revenues                                                       2005        2004          2003
                                                           ----------- -----------   -----------
 Marketing Services                                        $  490,289  $  471,049    $  456,881
 Personals                                                     72,336      17,690             -
 Corporate and Other                                           17,513           -             -
 Intersegment                                                    (299)          -             -
                                                           ----------- -----------   -----------
   Total                                                   $  579,839  $  488,739    $  456,881
                                                           =========== ===========   ===========

Adjusted EBITDA (1)
 Marketing Services                                        $   74,060  $   80,434       $66,127
 Personals                                                      6,267       2,073             -
 Corporate and Other                                          (23,124)    (23,947)      (19,313)
                                                           ----------- -----------   -----------
   Total                                                   $   57,203  $   58,560    $   46,814
                                                           =========== ===========   ===========

Capital Expenditures (2)
 Marketing Services                                        $    8,512  $    6,486    $    5,463
 Personals                                                      2,447         571             -
 Corporate and Other                                               47           -             -
                                                           ----------- -----------   -----------
  Total                                                    $   11,006  $    7,057    $    5,463
                                                           =========== ===========   ===========

Depreciation and Amortization
 Marketing Services                                        $   10,978  $   10,085    $   11,921
 Personals                                                      9,323       2,327             -
 Corporate and Other                                            2,804         840           199
                                                           ----------- -----------   -----------
  Total                                                    $   23,105  $   13,252    $   12,120
                                                           =========== ===========   ===========


                                                                 June 30,
                                                           -----------------------
Assets                                                        2005        2004
                                                           ----------- -----------
 Marketing Services                                        $  245,635  $  178,723
 Personals                                                    132,992     136,874
 Corporate and Other (3)                                       68,535     137,565
                                                           ----------- -----------
  Total                                                    $  447,162  $  453,162
                                                           =========== ===========



(1) Defined as net income plus interest and other expense, net, provision for income taxes, depreciation and amortization and the changes in deferred revenue and deferred marketing costs. See reconciliation below.
(2) Management does not allocate certain capital expenditures to the Corporate and Other segment. However, the associated depreciation expense has been allocated for purposes of evaluating performance.
(3) Includes assets of MCM and unallocated non-operating assets including short-term investments, debt issuance costs and other.

The following tables reconcile Adjusted EBITDA to income before income taxes (in thousands):


                                                 For the year ended June 30, 2005
                                     --------------------------------------------------------
                                       Consolidated      Marketing                 Corporate
                                           Total         Services   Personals      and Other
                                           -----         --------   ---------      ---------
Income before income taxes           $       38,941
Interest and other expense, net (1)          18,153
                                     ---------------
Operating income (expense)           $       57,094   $    85,498   $    (3,129) $   (25,275)
Depreciation and amortization                21,577        10,978         9,323        1,276
Change in deferred revenues                 (34,911)      (35,859)           73          875
Change in deferred marketing costs           13,443        13,443             -            -
                                     ---------------  ------------  ------------ ------------
Adjusted EBITDA                      $       57,203   $    74,060   $     6,267  $   (23,124)
                                     ===============  ============  ============ ============

                                                  For the year ended June 30, 2004
                                     --------------------------------------------------------
                                       Consolidated      Marketing                 Corporate
                                           Total         Services   Personals      and Other
                                           -----         --------   ---------      ---------
Income before income taxes           $       46,598
Interest and other expense, net (1)           6,272
                                     ---------------
Operating income (expense)           $       52,870   $    76,576   $       336  $   (24,042)
Depreciation and amortization                12,507        10,085         2,327           95
Change in deferred revenues                 (32,272)      (31,682)         (590)           -
Change in deferred marketing costs           25,455        25,455             -            -
                                     ---------------  ------------  ------------ ------------
Adjusted EBITDA                      $       58,560   $    80,434   $     2,073  $   (23,947)
                                     ===============  ============  ============ ============

                                                For the year ended June 30, 2003
                                     --------------------------------------------------------
                                       Consolidated      Marketing                 Corporate
                                           Total         Services   Personals      and Other
                                           -----         --------   ---------      ---------
Income before income taxes           $       40,595
Interest and other income, net (1)          (18,309)
                                     ---------------
Operating income (expense)           $       22,286   $    41,798   $         -  $   (19,512)
Depreciation and amortization                12,120        11,921             -          199
Change in deferred revenues                 (39,003)      (39,003)            -            -
Change in deferred marketing costs           51,411        51,411             -            -
                                     ---------------  ------------  ------------ ------------
Adjusted EBITDA                      $       46,814   $    66,127   $         -  $   (19,313)
                                     ===============  ============  ============ ============




(1) Management does not allocate interest and other expense, net to the individual segments.

During 2005, the Company's assets and operations were primarily in the United States and Canada. Geographic information is presented below (in thousands):

                                                               For the years ended June 30,
                                                           -------------------------------------
Revenues                                                      2005        2004          2003
                                                           ----------- -----------   -----------
 United States                                             $  520,167  $  460,606    $  443,909
 Canada                                                        57,076      27,450        11,859
 Other countries                                                2,596         683         1,113
                                                           ----------- -----------   -----------
  Total                                                    $  579,839  $  488,739    $  456,881
                                                           =========== ===========   ===========

                                                                 June 30,
                                                          ----------------------
Long-lived assets                                             2005        2004
                                                          ----------- ----------
 United States                                             $   35,188  $  24,554
 Canada                                                         7,366     14,692
 Other countries                                                2,434        344
                                                          ----------- ----------
 Total                                                     $   44,988  $  39,590
                                                          =========== ==========



NOTE 19 - QUARTERLY FINANCIAL DATA (unaudited)


(in thousands, except per share data)
                                                        For the year ended June 30, 2005
                                                 ---------------------------------------------
                                                    First     Second      Third      Fourth
                                                   Quarter    Quarter    Quarter     Quarter
                                                   -------    -------    -------     -------
Revenues                                           $135,623   $136,479    $148,995   $158,742
Operating income                                     16,732     13,783      11,539     15,040
Net income                                            7,596      5,883       4,353      7,717
Basic earnings per share                               0.75       0.58        0.44       0.79
Diluted earnings per share                             0.65       0.51        0.40       0.67

                                                       For the year ended June 30, 2004
                                                 ---------------------------------------------
                                                    First     Second      Third      Fourth
                                                   Quarter    Quarter    Quarter     Quarter
                                                   -------    -------    -------     -------
Revenues                                           $113,824   $123,164    $118,519   $133,232
Operating income                                      6,620     13,911      14,558     17,781
Net income                                            3,895      7,665       8,379      8,021
Basic earnings per share                               0.33       0.71        0.81       0.78
Diluted earnings per share                             0.30       0.60        0.68       0.66



NOTE 20 - GUARANTOR AND NONGUARANTOR FINANCIAL INFORMATION

In April 2004, the Company issued $150,000,000 aggregate principal amount of 9.25% Senior Notes due 2014. The Senior Notes are unsecured obligations and rank pari passu in right of payment to all of the Company's existing and future senior unsecured indebtedness and senior in right of payment to all of the Company's existing and future subordinated indebtedness that expressly provides for its subordination to the Senior Notes. The Senior Notes are fully and unconditionally guaranteed by all of the Company's existing and future domestic subsidiaries that guarantee the Company's Credit Facility (as defined in the Indenture governing the Senior Notes) and certain of the Company's existing and future foreign subsidiaries.

The following consolidating condensed financial information presents the consolidating balance sheets as of June 30, 2005 and 2004, the related statements of operations and cash flows for the years ended June 30, 2005, 2004 and 2003. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor and nonguarantor entities.

Investments in subsidiaries are accounted for by the Parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.


                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                                                   June 30, 2005
                                                             -----------------------------------------------------------
                                                                        Guarantor  Nonguarantor             Consolidated
                                                              Parent  Subsidiaries Subsidiaries Eliminations   Total
                                                              ------  ------------ ------------ ------------   -----
                            Assets
Current assets                                               $ 80,036 $    60,684   $   23,509  $  (17,202)  $  147,027
Fixed assets, net                                              18,797      13,098        7,167           -       39,062
Goodwill                                                            -     117,749       83,750           -      201,499
Intangible assets, net                                          1,097      31,789       13,590           -       46,476
Other assets                                                   10,991          64        2,043           -       13,098
Investment in subsidiaries                                    275,213           -            -    (275,213)           -
                                                             --------- ----------- ------------ ----------- ------------
     Total assets                                            $386,134 $   223,384  $   130,059  $ (292,415)  $  447,162
                                                             ========= =========== ============ =========== ============

       Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                          $190,595 $    46,890  $    22,534  $  (17,202)  $  242,817
Deferred income taxes                                           2,588       7,265         (151)          -        9,702
Other long-term liabilities                                     3,565           -        1,692           -        5,257
Long-term debt                                                237,814           -            -           -      237,814
                                                             --------- ----------- ------------ ----------- ------------
     Total liabilities                                        434,562      54,155       24,075     (17,202)     495,590
                                                             --------- ----------- ------------ ----------- ------------

Shareholders' (deficit) equity:
   Preferred stock                                                  -           -            -           -            -
   Common stock                                                   197           6            3          (9)         197
   Capital in excess of par value                             169,463     165,285      102,484    (267,769)     169,463
   Accumulated earnings (deficit)                              35,680       3,884        3,667      (7,551)      35,680
   Accumulated other comprehensive loss                          (148)         54         (170)        116         (148)
   Treasury stock                                            (253,620)          -            -           -     (253,620)
                                                             --------- ----------- ------------ ----------- ------------
     Total shareholders' (deficit) equity                     (48,428)    169,229      105,984    (275,213)     (48,428)
                                                             --------- ----------- ------------ ----------- ------------
     Total liabilities and shareholders' (deficit) equity    $386,134  $  223,384  $   130,059   $(292,415)  $  447,162
                                                             ========= =========== ============ =========== ============



                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                                                    June 30, 2004
                                                           -------------------------------------------------------------
                                                                      Guarantor   Nonguarantor              Consolidated
                                                            Parent   Subsidiaries Subsidiaries Eliminations    Total
                                                           --------- ------------ ------------ ------------ ------------
                           Assets
Current assets                                             $194,227  $    42,955  $    10,760  $    (6,572) $   241,370
Fixed assets, net                                            19,675       14,823        2,042            -       36,540
Goodwill                                                          -      118,956        6,719            -      125,675
Intangible assets, net                                        1,050       37,822            -            -       38,872
Other assets                                                 10,666           39            -            -       10,705
Intercompany notes receivable                                95,543            -            -      (95,543)           -
Investment in subsidiaries                                   78,633            -            -      (78,633)           -
                                                           --------- ------------ ------------ ------------ ------------
   Total assets                                            $399,794  $   214,595  $    19,521  $  (180,748) $   453,162
                                                           ========= ============ ============ ============ ============

      Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                        $206,915  $    40,549  $    11,410  $    (6,572) $   252,302
Deferred income taxes                                        (2,402)       6,647          109            -        4,354
Other long-term liabilities                                   3,705            -        1,225            -        4,930
Intercompany notes payable                                        -       95,543            -      (95,543)           -
Long-term debt                                              237,659            -            -            -      237,659
                                                           --------- ------------ ------------ ------------ ------------
   Total liabilities                                        445,877      142,739       12,744     (102,115)     499,245
                                                           --------- ------------ ------------ ------------ ------------

Shareholders' (deficit) equity:
  Preferred stock                                                 -            -            -            -            -
  Common stock                                                  191            6            3           (9)         191
  Capital in excess of par value                            156,457       71,744        9,564      (81,308)     156,457
  Accumulated earnings (deficit)                             10,131          (15)      (2,305)       2,320       10,131
  Accumulated other comprehensive loss                         (373)         121         (485)         364         (373)
  Treasury stock                                           (212,489)           -            -            -     (212,489)
                                                           --------- ------------ ------------ ------------ ------------
   Total shareholders' (deficit) equity                     (46,083)      71,856        6,777      (78,633)     (46,083)
                                                           --------- ------------ ------------ ------------ ------------
   Total liabilities and shareholders' (deficit) equity    $399,794  $   214,595  $    19,521  $  (180,748) $   453,162
                                                           ========= ============ ============ ============ ============



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                          For the year ended June 30, 2005
                                                             -----------------------------------------------------------
                                                                       Guarantor   Nonguarantor              Consolidated
                                                             Parent   Subsidiaries Subsidiaries Eliminations    Total
                                                            --------- ------------ ------------ ------------ ------------

Revenues                                                    $ 376,112 $   145,007  $    71,815  $  (13,095)  $  579,839
Expenses:
 Marketing                                                    202,429      68,233       26,208     (10,433)     286,437
 Operating                                                     62,911      29,579       24,590      (2,662)     114,418
 General and administrative                                    62,839      33,997       11,395           -      108,231
 Charge for arbitration award                                   5,458           -            -           -        5,458
 Amortization of intangibles                                      228       6,103        1,870           -        8,201
                                                             --------- ----------- ------------ ----------- ------------
Operating income                                               42,247       7,095        7,752           -       57,094
Equity in income of subsidiaries                               11,167           -            -     (11,167)           -
Interest (expense) income, net                                (19,068)        199           64           -      (18,805)
Other income (expense), net                                       (55)        278          429           -          652
                                                             --------- ----------- ------------ ----------- ------------
Income before income taxes                                     34,291       7,572        8,245     (11,167)      38,941
Provision for income taxes                                      8,742       1,004        3,646           -       13,392
                                                             --------- ----------- ------------ ----------- ------------

Net income                                                   $ 25,549  $    6,568  $     4,599  $  (11,167) $    25,549
                                                             ========= =========== ============ =========== ============

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                            For the year ended June 30, 2004
                                                           -------------------------------------------------------------
                                                                      Guarantor   Nonguarantor              Consolidated
                                                            Parent   Subsidiaries Subsidiaries Eliminations    Total
                                                           --------- ------------ ------------ ------------ ------------

Revenues                                                   $395,074  $    75,985  $    19,220  $    (1,540) $   488,739
Expenses:
 Marketing                                                  213,884       36,969        4,965            -      255,818
 Operating                                                   69,222       16,358        7,792       (1,540)      91,832
 General and administrative                                  65,640       16,346        3,840            -       85,826
 Amortization of intangibles                                      -        2,393            -            -        2,393
                                                           --------- ------------ ------------ ------------ ------------
Operating income                                             46,328        3,919        2,623            -       52,870
Equity in income of subsidiaries                              2,661            -            -       (2,661)           -
Interest (expense) income, net                               (4,613)      (2,113)         105            -       (6,621)
Other income (expense), net                                     447          (77)         (21)           -          349
                                                           --------- ------------ ------------ ------------ ------------
Income before income taxes                                   44,823        1,729        2,707       (2,661)      46,598
Provision for income taxes                                   16,863          692        1,083            -       18,638
                                                           --------- ------------ ------------ ------------ ------------

Net income                                                 $ 27,960  $     1,037  $     1,624  $    (2,661) $    27,960
                                                           ========= ============ ============ ============ ============

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                         For the year ended June 30, 2003
                                                           -------------------------------------------------------------
                                                                      Guarantor   Nonguarantor              Consolidated
                                                            Parent   Subsidiaries Subsidiaries Eliminations    Total
                                                           --------- ------------ ------------ ------------ ------------

Revenues                                                   $393,958  $    50,787  $    12,972  $      (836) $   456,881
Expenses:
 Marketing                                                  253,389       23,198        4,086            -      280,673
 Operating                                                   64,539       11,639        3,102         (836)      78,444
 General and administrative                                  60,553       10,381        3,151            -       74,085
 Amortization of intangibles                                      -        1,393            -            -        1,393
                                                           --------- ------------ ------------ ------------ ------------
Operating income                                             15,477        4,176        2,633            -       22,286
Settlement of investment related litigation                  19,148            -            -            -       19,148
Loss on sale of subsidiary                                     (959)           -            -            -         (959)
Net loss on investment                                         (206)           -            -            -         (206)
Equity in income of subsidiaries                              4,600            -            -       (4,600)           -
Interest income, net                                            421          126           23            -          570
Other expense income, net                                      (953)          (2)         711            -         (244)
                                                           --------- ------------ ------------ ------------ ------------
Income before income taxes                                   37,528        4,300        3,367       (4,600)      40,595
Provision for income taxes                                   13,172        1,720        1,347            -       16,239
                                                           --------- ------------ ------------ ------------ ------------

Net income                                                 $ 24,356  $     2,580  $     2,020  $    (4,600) $    24,356
                                                           ========= ============ ============ ============ ============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                      For the year ended June 30, 2005
                                                           -------------------------------------------------------------
                                                                      Guarantor   Nonguarantor              Consolidated
                                                            Parent   Subsidiaries Subsidiaries Eliminations    Total
                                                           --------- ------------ ------------ ------------ ------------
 Net cash provided by (used in) operating activities       $124,196  $   (88,680) $     7,962  $   (11,167) $    32,311

 Investing activities
    Acquisition of fixed assets                              (6,418)      (2,925)      (1,663)           -      (11,006)
    Purchases of short-term investments                    (402,970)         340            -            -     (402,630)
    Sales of short-term investments                         506,960          300            -            -      507,260
    Acquisitions of businesses, net of cash acquired,
      and other investing activities                       (172,977)      94,375        1,365            -      (77,237)
    Other investments                                       (11,167)           -            -       11,167            -
                                                           --------- ------------ ------------ ------------ ------------
 Net cash (used in) provided by investing activities        (86,572)      92,090         (298)      11,167       16,387
                                                           --------- ------------ ------------ ------------ ------------

 Financing activities
    Net proceeds from issuance of stock                      10,792            -            -            -       10,792
    Treasury stock purchases                                (41,131)           -            -            -      (41,131)
    Debt issuance costs                                        (844)           -            -            -         (844)
    Payments of long-term obligations                          (326)         (13)        (210)           -         (549)
                                                           --------- ------------ ------------ ------------ ------------
 Net cash used in financing activities                      (31,509)         (13)        (210)           -      (31,732)
                                                           --------- ------------ ------------ ------------ ------------
 Effect of exchange rate changes on cash and cash
  equivalents                                                     -         (233)         457            -          224
                                                           --------- ------------ ------------ ------------ ------------
 Net increase in cash and cash equivalents                    6,115        3,164        7,911            -       17,190
 Cash and cash equivalents at beginning of year              18,251       26,657        2,258            -       47,166
                                                           --------- ------------ ------------ ------------ ------------
 Cash and cash equivalents at end of year                  $ 24,366  $    29,821  $    10,169  $         -  $    64,356
                                                           ========= ============ ============ ============ ============


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                      For the year ended June 30, 2004
                                                             -------------------------------------------------------------
                                                                        Guarantor   Nonguarantor              Consolidated
                                                              Parent   Subsidiaries Subsidiaries Eliminations    Total
                                                             --------- ------------ ------------ ------------ ------------
 Net cash (used in) provided by operating activities         $ (55,030) $  104,436 $     1,203  $   (2,661) $    47,948

 Investing activities
   Acquisition of fixed assets                                  (5,599)       (883)       (575)          -       (7,057)
   Purchases of short-term investments                        (650,750)          -           -           -     (650,750)
   Sales of short-term investments                             535,770           -           -           -      535,770
   Acquisitions of businesses, net of cash acquired,
     and other investing activities                                  -    (114,916)          -           -     (114,916)
   Investment in subsidiaries                                  (22,109)     19,448           -       2,661            -
                                                              --------- ----------- ----------- ----------- ------------
 Net cash (used in) provided by investing activities          (142,688)    (96,351)       (575)      2,661     (236,953)
                                                              --------- ----------- ----------- ----------- ------------

 Financing activities
   Net proceeds from issuance of stock                          33,644           -           -           -       33,644
   Treasury stock purchases                                    (94,207)          -           -           -      (94,207)
   Net proceeds from issuance of debt                          229,825           -           -           -      229,825
   Payments of long-term obligations                              (188)       (265)          -           -         (453)
                                                              --------- ----------- ----------- ----------- ------------
 Net cash provided by (used in) financing activities           169,074        (265)          -           -      168,809
                                                              --------- ----------- ----------- ----------- ------------
 Effect of exchange rate changes on cash and cash equivalents        -         121         (19)          -          102
                                                              --------- ----------- ----------- ----------- ------------
 Net (decrease) increase in cash and cash equivalents          (28,644)      7,941         609           -      (20,094)
 Cash and cash equivalents at beginning of year                 46,895      18,716       1,649           -       67,260
                                                              --------- ----------- ----------- ----------- ------------
 Cash and cash equivalents at end of year                     $ 18,251  $   26,657  $    2,258  $        -  $    47,166
                                                              ========= =========== =========== =========== ============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                          For the year ended June 30, 2003
                                                            ------------------------------------------------------------
                                                                      Guarantor   Nonguarantor              Consolidated
                                                             Parent  Subsidiaries Subsidiaries Eliminations    Total
                                                            -------- ------------ ------------ ------------ ------------
 Net cash provided by (used in) operating activities        $42,216  $    11,492  $      (575) $    (4,600) $    48,533

 Investing activities
   Acquisition of fixed assets                               (4,931)        (188)        (344)           -       (5,463)
   Settlement of investment related litigation               19,148            -            -            -       19,148
   Purchases of short-term investments                       (5,000)           -            -            -       (5,000)
   Acquisitions of businesses, net of cash acquired,
     and other investing activities                          (4,600)           -            -        4,600            -
   Other investments                                         (1,250)           -            -            -       (1,250)
                                                            -------- ------------ ------------ ------------ ------------
 Net cash provided by (used in) investing activities          3,367         (188)        (344)       4,600        7,435
                                                            -------- ------------ ------------ ------------ ------------

 Financing activities
   Net proceeds from issuance of stock                        4,050            -            -            -        4,050
   Treasury stock purchases                                 (37,214)           -            -            -      (37,214)
   Payments of long-term obligations                              -       (1,051)           -            -       (1,051)
                                                            -------- ------------ ------------ ------------ ------------
 Net cash used in financing activities                      (33,164)      (1,051)           -            -      (34,215)
                                                            -------- ------------ ------------ ------------ ------------
 Effect of exchange rate changes on cash and cash
  equivalents                                                     -            -            5            -            5
                                                            -------- ------------ ------------ ------------ ------------
 Net increase (decrease) in cash and cash equivalents        12,419       10,253         (914)           -       21,758
 Cash and cash equivalents at beginning of year              34,476        8,463        2,563            -       45,502
                                                            -------- ------------ ------------ ------------ ------------
 Cash and cash equivalents at end of year                   $46,895  $    18,716  $     1,649  $         -  $    67,260
                                                            ======== ============ ============ ============ ============


                              Vertrue Incorporated
                 Schedule II - Valuation and Qualifying Accounts
                                 (in thousands)




                                           Balance at     Charged to      Charged to                        Balance at
                                          Beginning of    Costs and     Other Accounts -   Deductions -        End
Description                                  Period        Expense         Describe        Describe         of Period
-----------                                  ------        -------        ----------       --------         ---------
For the year ended June 30, 2005
Allowance for membership cancellations    $   14,156      $     -         $  122,886 A      $  125,810 B    $   11,232

For the year ended June 30, 2004
Allowance for membership cancellations    $   20,934      $     -         $  183,086 A      $  189,864 B    $   14,156

For the year ended June 30, 2003
Allowance for membership cancellations    $   23,753      $     -         $  281,250 A      $  284,069 B    $   20,934
Valuation allowance for deferred tax
 assets                                        6,581            -             (6,581)C             -               -

(A) Charged to deferred revenues account. Includes $240,000 added in connection with acquisitions in fiscal 2005.
(B)  Charges for refunds upon membership cancellations.
(C) Decrease in the valuation allowance was due to current utilization of deferred tax assets as well as management's belief that the Company will more likely than not realize its deferred tax assets in the future.