Form 10-Q
period 2005-09-30
VERTRUE INC
filed 2005-11-09
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
----      Exchange Act of 1934 for the quarterly period ended September 30, 2005
          or
          Transition report pursuant to Section 13 or 15(d) of the Securities
----      Exchange Act of 1934 for the transition period from _____ to ______.


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


                                 (203) 324-7635
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,729,000 shares of Common Stock, $0.01 par value as of October 28, 2005.


                              VERTRUE INCORPORATED
                               INDEX TO FORM 10-Q


         PART I.    FINANCIAL INFORMATION                                                           PAGE
         Item 1.    Condensed Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of September 30, 2005
                    and June 30, 2005                                                                  1

                    Consolidated Statements of Operations for the Three
                    Months Ended September 30, 2005 and 2004                                           2

                    Consolidated Statements of Cash Flows for the Three
                    Months Ended September 30, 2005 and 2004                                           3

                    Notes to Condensed Consolidated Financial Statements                               4

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                               17

                    Forward Looking Statements                                                        24

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                        26

         Item 4.    Controls and Procedures                                                           26

         PART II.   OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                 28

         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                       28

         Item 6.    Exhibits                                                                          29

         Signatures                                                                                   30




                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                 September 30,   June 30,
                                                                      2005         2005
                                                                 ------------- ------------
                                     Assets
Current assets:
  Cash and cash equivalents                                           $76,235      $64,356
  Restricted cash                                                       3,084        3,411
  Short-term investments                                                3,028       16,223
  Accounts receivable                                                  12,975       12,559
  Prepaid membership materials                                          2,576        2,557
  Prepaid expenses and other current assets                            10,802        8,695
  Deferred marketing costs                                             35,330       39,226
                                                                 ------------- ------------
     Total current assets                                             144,030      147,027
  Fixed assets, net                                                    36,857       39,062
  Goodwill                                                            201,946      201,499
  Intangible assets, net                                               44,025       46,476
  Other assets                                                         14,090       13,098
                                                                 ------------- ------------
     Total assets                                                    $440,948     $447,162
                                                                 ============= ============

                      Liabilities and Shareholders' Deficit
Current liabilities:
  Current maturities of long-term obligations                            $767         $686
  Accounts payable                                                     31,764       42,077
  Accrued liabilities                                                  82,682       82,157
  Deferred revenues                                                    98,747      108,117
  Deferred income taxes                                                 9,784        9,780
                                                                 ------------- ------------
     Total current liabilities                                        223,744      242,817
  Deferred income taxes                                                 9,478        9,702
  Other long-term liabilities                                           5,291        5,257
  Long-term debt                                                      237,854      237,814
                                                                 ------------- ------------
     Total liabilities                                                476,367      495,590
                                                                 ------------- ------------

Commitments and contingencies                                               -            -

Shareholders' deficit:
  Preferred stock, $0.01 par value -- 1,000 shares authorized;
     no shares issued                                                       -            -
  Common stock, $0.01 par value -- 40,000 shares authorized;
     19,786 shares issued (19,703 shares at June 30, 2005)                198          197
  Capital in excess of par value                                      174,819      169,463
  Retained earnings                                                    44,321       35,680
  Accumulated other comprehensive income (loss)                           610         (148)
  Treasury stock, 10,070 shares at cost (10,020 shares at
     June 30, 2005)                                                  (255,367)    (253,620)
                                                                 ------------- ------------
     Total shareholders' deficit                                      (35,419)     (48,428)
                                                                 ------------- ------------
     Total liabilities and shareholders' deficit                     $440,948     $447,162
                                                                 ============= ============

The accompanying notes are an integral part of these consolidated financial statements.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                              Three months ended
                                                  September 30,
                                              --------------------
                                                 2005      2004
                                              ---------- ---------

Revenues                                       $157,528  $135,623

Expenses:
 Marketing                                       73,899    68,532
 Operating                                       35,083    24,210
 General and administrative                      28,454    24,605
 Amortization of intangibles                      2,436     1,544
                                              ---------- ---------

Operating income                                 17,656    16,732
Interest expense, net                            (4,457)   (4,643)
Other expense, net                                  (41)     (135)
                                              ---------- ---------

Income before income taxes                       13,158    11,954
Provision for income taxes                        4,517     4,358
                                              ---------- ---------

Net income                                       $8,641    $7,596
                                              ========== =========

Earnings per share:
 Basic                                            $0.89     $0.75
                                              ========== =========
 Diluted                                          $0.74     $0.65
                                              ========== =========

Weighted average common shares used in earnings per
 share calculations:
 Basic                                            9,714    10,174
                                              ========== =========
 Diluted                                         12,783    12,949
                                              ========== =========

The accompanying notes are an integral part of these consolidated financial statements.





                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Three months ended
                                                                         September 30,
                                                                   ------------------------
                                                                       2005         2004
                                                                   ----------- ------------
 Operating activities
   Net income                                                          $8,641       $7,596
   Adjustments to reconcile net income to net cash provided
   by operating activities:
    Change in deferred revenues                                        (9,580)     (16,335)
    Change in deferred marketing costs                                  3,990        6,348
    Depreciation and amortization                                       6,578        5,031
    Stock-based compensation                                            1,106            -
    Deferred and other income taxes                                      (209)       3,105
    Excess tax benefit from stock-based compensation                     (351)         129
    Other                                                                 (26)         822

   Change in assets and liabilities:
    Restricted cash                                                       327        1,003
    Accounts receivable                                                  (416)         597
    Prepaid membership materials                                          (19)        (137)
    Prepaid expenses                                                   (1,124)      (1,220)
    Other assets                                                       (1,557)         (14)
    Accounts payable                                                  (10,313)      (2,468)
    Accrued and other liabilities                                       3,117        3,452
                                                                   ----------- ------------
 Net cash provided by operating activities                                164        7,909
                                                                   ----------- ------------

 Investing activities
   Acquisition of fixed assets                                         (1,816)        (719)
   Purchases of short-term investments                                (16,325)    (211,793)
   Sales of short-term investments                                     29,636      205,980
   Acquisitions of businesses, net of cash acquired, and other
    investing activities                                                 (103)         304
                                                                   ----------- ------------
 Net cash provided by (used in) investing activities                   11,392       (6,228)
                                                                   ----------- ------------

 Financing activities
   Net proceeds from issuance of stock                                  1,620          919
   Treasury stock purchases                                            (1,747)      (7,250)
   Debt issuance costs                                                      -         (583)
   Payments of long-term obligations                                     (182)         (90)
   Excess tax benefit from stock-based compensation                       351            -
                                                                   ----------- ------------
 Net cash provided by (used in) financing activities                       42       (7,004)
                                                                   ----------- ------------
 Effect of exchange rate changes on cash and cash equivalents             281          172
                                                                   ----------- ------------
 Net increase (decrease) in cash and cash equivalents                  11,879       (5,151)
 Cash and cash equivalents at beginning of year                        64,356       47,166
                                                                   ----------- ------------
 Cash and cash equivalents at end of period                           $76,235      $42,015
                                                                   =========== ============

The accompanying notes are an integral part of these consolidated financial statements.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and include the accounts of the Company, its wholly owned subsidiaries and variable interest entities required to be consolidated. All significant intercompany accounts and transactions have been eliminated. Such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

The Company acquired Bargain Network, Inc. ("Bargain") on November 30, 2004 and My Choice Medical Holdings, Inc. ("MCM") on January 1, 2005. Therefore, their results of operations have been included in the consolidated results of operations since their acquisition dates. The results of Bargain have been included in the Marketing Services segment and the results of MCM have been included in Corporate and Other.

NOTE 3 - RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year's presentation to reclassify auction rate securities from cash and cash equivalents to short-term investments. Corresponding adjustments have been made in the consolidated statements of cash flows for prior periods to reflect gross purchases and sales of auction rate securities as investing activities rather than as a component of cash and cash equivalents. The Company reclassified $112,330,000 and $109,950,000 from cash and cash equivalents to short-term investments at June 30, 2004 and September 30, 2004, respectively. These reclassifications do not affect previously reported cash flows from operating or financing activities in the consolidated statements of cash flows. For the three months ended September 30, 2004 net cash provided by investing activities related to auction rate securities was $2,380,000.

NOTE 4 - STOCK-BASED COMPENSATION
The Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS 123R") on July 1, 2005. SFAS 123R establishes the accounting for share-based compensation and requires companies to measure and recognize compensation expense for all share-based payments at fair value. Accordingly, share-based compensation cost is measured at grant date based on the fair value of the award and is recognized as expense over the requisite service period. The Company adopted the modified prospective application method as required by SFAS 123R.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS 123R, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) at the grant dates in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), the Company's pro forma net income and earnings per share would have been as follows for the three months ended September 30, 2004 (in thousands, except per share data):



Net income reported                                                                    $7,596
Add:  Stock-based employee compensation expense under the intrinsic
 value method, net of related tax effects                                                   -
Deduct: Stock-based employee compensation expense
 under the fair value method, net of related tax effects (1)                              979
                                                                            ------------------
Pro forma net income                                                                   $6,617
                                                                            ==================

Earnings per share:
 As reported
   Basic                                                                                $0.75
   Diluted                                                                              $0.65
 Pro forma
   Basic                                                                                $0.65
   Diluted                                                                              $0.56

(1) Compensation expense was reduced for forfeitures as they occurred.

The Company evaluated its valuation method and assumptions in connection with SFAS 123R. The Company determined that the use of the Black-Scholes option-pricing model was appropriate and is consistent with the Company's pro forma disclosures under the fair value recognition provisions of SFAS 123. The Company believes it has used appropriate assumptions in accordance with SFAS 123R to estimate the fair value of its stock options and its employee stock purchase plan in the quarter ended September 30, 2005. The following weighted average assumptions were used to estimate the fair value of options granted during the three months ended September 30:


Black-Scholes Option Valuation Assumptions         2005          2004
------------------------------------------     -----------    ----------
Dividend yield                                      0.0%          0.0%
Expected volatility (1)                              65%           68%
Risk free interest rate (2)                         3.8%          3.7%
Expected lives (in years) (3)                       5.6           5.0


(1) Estimated based on historical experience.
(2) Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3) Estimated based on historical experience and expected future results.

The weighted average fair values of options granted during the quarters ended September 30, 2005 and 2004 estimated on the grant date using the Black-Scholes option-pricing model with the assumptions listed above were $21.13 and $17.59, respectively.

For the quarter ended September 30, 2005, the Company recognized $1,106,000 ($727,000 net of tax) in general and administrative expenses related to stock option compensation. As of September 30, 2005, unrecognized stock compensation expense related to unvested options was $11,099,000, which is expected to be recognized over a weighted average period of 3 years.

The total intrinsic value of options exercised during the three months ended September 30, 2005 and 2004 was $1,458,000 and $861,000, respectively. The total cash received as a result of employee stock option exercises for the three months ended

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 was $1,620,000 and $919,000, respectively. The tax benefits realized in connection with these exercises were $351,000 and $129,000 during the three months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005, the Company had the following stock-based compensation plans which are described below.

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

At September 30, 2005, 3,398,000 shares of common stock were reserved for issuance under these stock option plans, of which 411,000 shares were available for future grant.

Information with respect to options to purchase shares issued under the above plans is as follows (shares in thousands):

                                                 Weighted
                                                 Average
                                                 Exercise
                                       Shares     Price
                                     ---------- ----------
Outstanding at July 1, 2005              2,872     $22.16
Granted                                    223      38.21
Exercised                                  (80)     19.67
Forfeited or expired                       (29)     25.39
                                     ----------
Outstanding at September 30, 2005        2,986      23.40
                                     ==========

The following table summarizes the Company's stock options outstanding and exercisable as of September 30, 2005 (shares in thousands):


                                  Options                           Options
                                outstanding                       Exercisable
                   -------------------------------------- ----------------------------
                           Weighted
                            Average   Weighted                    Weighted
                           Remaining  Average  Aggregate           Average  Aggregate
                          Contractual Exercise Intrinsic          Exercise  Intrinsic
Exercise Price     Shares Term (Yrs)  Price($) Value ($)  Shares  Price ($) Value ($)
------------------ ------ ----------- -------- ---------- ------- --------- ----------
$4.167 - $13.05      576        5.71    11.56     14,279     425     11.22     10,680
$14.00 - $19.375     399        4.31    16.43      7,948     341     16.40      6,803
$20.31 - $26.50      666        6.11    20.73     10,403     601     20.72      9,394
$29.563 - $29.875    925        5.34    29.46      6,373     765     29.43      5,294
$30.97 - $40.40      420        9.52    37.12       (323)     17     33.14         55
                   ------                      ---------- -------           ----------
                   2,986        6.03    23.40     38,680   2,149     21.36     32,226
                   ======                      ========== =======           ==========

The weighted-average remaining contractual term of stock options currently exercisable was 5.04 years.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):



                                                   September 30, 2005           June 30, 2005
                                                -----------------------  ---------------------------
                                                  Gross                    Gross
                                                 Carrying  Accumulated    Carrying    Accumulated
                                                  Amount   Amortization    Amount     Amortization
                                                ---------- ------------  ---------- ----------------
Amortizable intangible assets:
   Membership and client relationships            $40,214      $17,151     $40,215          $15,184
   Trade names                                     21,859        2,025      21,859            1,662
   Other                                            1,504        1,343       1,518            1,237
                                                ---------- ------------  ---------- ----------------
Total amortizable intangible assets               $63,577      $20,519     $63,592          $18,083
                                                ---------- ------------  ---------- ----------------
Amortizable intangible assets, net                $43,058                  $45,509
                                                ==========               ==========

Indefinite-lived intangible assets:
   Goodwill                                      $201,946                 $201,499
   Intangible asset related to minimum pension
     liability                                       $967                     $967


Future intangible amortization expense for the next five years is estimated to be as follows (in thousands):

Fiscal Year
2006                                                8,360
2007                                                6,697
2008                                                4,681
2009                                                4,260
2010                                                3,130

Changes in the carrying amount of goodwill by segment were as follows (in thousands) for the three months ended September 30, 2005:

                            Marketing             Corporate
                             Services  Personals  and Other    Total
                           ----------- ---------- ---------- ----------
Balance at beginning of
 period                       $95,917    $82,215    $23,367   $201,499
Acquisitions                        -          -          -          -
Purchase adjustments and
 other                            442          -          5        447
                           ----------- ---------- ---------- ----------
Balance at end of period      $96,359    $82,215    $23,372   $201,946
                           =========== ========== ========== ==========

As required by SFAS 142, goodwill as of July 1, 2005 and 2004 was tested for impairment during the quarters ended September 30, 2005 and 2004. The Company concluded that none of its goodwill was impaired. Fair value was estimated using discounted cash flow methodologies. In addition, the Company reassessed the estimated useful lives of its definite lived intangible assets and determined that the lives were appropriate. The Company will continue to test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

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

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of these contracts is included in prepaid and other current assets. As of September 30 and June 30, 2005, the fair value of these instruments was $1,044,000 (asset) and $559,000 (asset), respectively. Derivative gains recognized in earnings were recorded in operating expenses and general and administrative expenses and amounted to $127,000 and $44,000 for the quarters ended September 30, 2005 and 2004, respectively. All forecasted transactions currently being hedged are expected to occur over the remaining fiscal year.

NOTE 7 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities reported in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2005 and June 30, 2005 include an allowance for membership cancellations of $11,028,000 and $11,232,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term. Leases expiring during 2006 were renewed or replaced during the quarter ended September 30, 2005.

The Company has an amended and restated senior secured credit facility, which matures on March 23, 2006 and allows borrowings of up to $45,000,000. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate, or the Federal Funds rate plus an applicable margin. As of September 30, 2005, the availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5,458,000 and was $39,542,000. There were no borrowings outstanding under this bank credit facility as of September 30, 2005.

In connection with the acquisition of Bargain, the Company expects to make the final contingent payment of $14,658,000 in the quarter ending December 31, 2005. Contingent payments related to the acquisition of MCM of up to $56,000,000 may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved over the next three calendar years.

As of September 30, 2005, the Company had outstanding purchase obligations of $15,099,000 which related to marketing agreements and maintenance contracts on the Company's software, equipment and other assets. In addition, as of September 30, 2005, the Company had commitments of $52,837,000 related to existing operating leases.

Legal proceedings
Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. The Company is involved in other lawsuits and claims generally incidental to its business, including, but not limited to, various suits, including previously disclosed suits, brought against the Company by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's programs. In addition, from time to time in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory authorities.

On October 17, 2005, the U.S. Supreme Court declined to review the Connecticut Supreme Court's May 10, 2005 decision against the Company to uphold an arbitration panel's award of $5,458,000 in punitive damages and costs to MedValUSA Health Programs, Inc. Accordingly, the Company will pay the full amount of the award in the quarter ending December 31, 2005. The Company recorded a one-time $5,458,000 charge in the quarter ended June 30, 2005 related to this settlement. As a result, payment of the award will not affect the Company's results of operations for the quarter ending December 31, 2005.

NOTE 9 - INCOME TAX EXPENSE
Income tax expense as a percentage of pre-tax income was 34.3% and 36.5% for the three months ended September 30, 2005 and 2004, respectively. The effective tax rate was lower than the U.S. statutory rate for the three months ended September 30, 2005 primarily due to the impact of the Lavalife acquisition. The effective tax rate was higher than the U.S. statutory rate for the three months ended September 30, 2004 primarily due to state taxes and other non-deductible items. The estimated effective tax rate for the three months ended September 30, 2005 decreased from the same period in the prior year due to the impact of the Lavalife acquisition.

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

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EARNINGS PER SHARE
Basic and diluted earnings per share amounts are determined in accordance with the provisions of SFAS 128. The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share (in thousands, except per share data):



                                                                  Three months ended
                                                                     September 30,
                                                               -------------------------
                                                                  2005          2004
                                                               ------------  -----------
Numerator:
Income available to common shareholders used in basic earnings
 per share                                                          $8,641       $7,596
Add back interest expense on convertible securities, net of tax        813          786
                                                               ------------  -----------
Income available to common shareholders after assumed
 conversion of dilutive securities                                  $9,454       $8,382
                                                               ============  ===========

Denominator:
Weighted average number of common shares outstanding - basic         9,714       10,174
Effect of dilutive securities:
   Convertible securities                                            2,230        2,230
   Stock options                                                       839          545
                                                               ------------  -----------
Weighted average number of common shares outstanding - diluted      12,783       12,949
                                                               ============  ===========

Basic earnings per share                                             $0.89        $0.75
                                                               ============  ===========
Diluted earnings per share                                           $0.74        $0.65
                                                               ============  ===========

The diluted earnings per common share calculations exclude the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the three months ended September 30, 2005 and 2004 are incremental weighted average stock options of approximately 556,000 and 1,169,000, respectively.

NOTE 11 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in thousands):

                                              Three months ended
                                                 September 30,
                                           -------------------------
                                              2005          2004
                                           ------------  -----------
Net income                                       8,641        7,596
Unrealized gain on derivative assets               518          749
Foreign currency translation gain                  240           98
                                           ------------  -----------
Comprehensive income                            $9,399       $8,443
                                           ============  ===========

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION
During the quarter ended September 30, 2005, the Company incurred a capital lease obligation of $231,000 to acquire equipment.

NOTE 13 - BUSINESS SEGMENTS
The operating business segments reported below are the reportable business segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in assessing performance and deciding how to allocate resources. The Company has two reportable business segments: Marketing Services and Personals. The Marketing Services business segment primarily provides discounted products and services to consumers. The Personals business segment provides both web-based and phone-based personals services to its customers. The Corporate and Other business unit includes the results of MCM as well as unallocated general corporate expenses.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates the operating results of each reportable business segment based on revenue and Adjusted EBITDA. The following is a summary of revenues, Adjusted EBITDA, capital expenditures, depreciation and amortization and assets by business segment (in thousands):

                                         Three months ended
                                            September 30,
                                         -------------------
                                           2005      2004
                                         --------- ---------
Revenues
  Marketing Services                     $131,848  $117,278
  Personals                                18,569    18,345
  Corporate and Other                       7,191         -
  Intersegment                                (80)        -
                                         --------- ---------
Total                                    $157,528  $135,623
                                         ========= =========

Adjusted EBITDA (1)
  Marketing Services                      $21,625   $13,900
  Personals                                 2,230     2,560
  Corporate and Other (2)                  (5,491)   (5,094)
                                         --------- ---------
Total                                     $18,364   $11,366
                                         ========= =========

Capital Expenditures (3)
  Marketing Services                       $1,545      $634
  Personals                                   253        85
  Corporate and Other                          18         -
                                         --------- ---------
Total                                      $1,816      $719
                                         ========= =========

Depreciation and Amortization
  Marketing Services                       $3,270    $2,162
  Personals                                 2,355     2,359
  Corporate and Other                         673       100
                                         --------- ---------
Total                                      $6,298    $4,621
                                         ========= =========



                                         September  June 30,
                                          30, 2005    2005
Assets                                   --------- ---------
  Marketing Services                     $255,584  $245,635
  Personals                               130,285   132,992
  Corporate and Other (4)                  55,079    68,535
                                         --------- ---------
Total                                    $440,948  $447,162
                                         ========= =========

(1) Defined as net income excluding interest and other expense, net, provision for income taxes, depreciation and amortization and the changes in deferred revenue and deferred marketing costs. See reconciliation below.
(2) The Corporate and Other business unit includes the results of MCM as well as unallocated general corporate expenses.
(3) Management does not allocate certain capital expenditures to the Corporate and Other segment. However, the associated depreciation expense has been allocated for purposes of evaluating performance.
(4) Includes assets of MCM and unallocated non-operating assets including short-term investments, debt issuance costs and other.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reconcile Adjusted EBITDA to income before income taxes (in thousands):


                                                      Three months ended September 30, 2005
                                        ------------------------------------------------------------------
                                           Marketing                       Corporate and    Consolidated
                                           Services         Personals          Other            Total
                                        ---------------  ---------------  ---------------  ---------------
Income before income taxes                                                                        $13,158
Interest and other expense, net (1)                                                                 4,498
                                                                                           ---------------
Operating income (expense)                     $23,699             $(60)         $(5,983)         $17,656
Depreciation and amortization                    3,270            2,355              673            6,298
Change in deferred revenues                     (9,334)             (65)            (181)          (9,580)
Change in deferred marketing costs               3,990                -                -            3,990
                                        ---------------  ---------------  ---------------  ---------------
Adjusted EBITDA                                $21,625           $2,230          $(5,491)         $18,364
                                        ===============  ===============  ===============  ===============

                                                      Three months ended September 30, 2004
                                        ------------------------------------------------------------------
                                           Marketing                       Corporate and    Consolidated
                                           Services         Personals          Other            Total
                                        ---------------  ---------------  ---------------  ---------------
Income before income taxes                                                                        $11,954
Interest and other expense, net (1)                                                                 4,778
                                                                                           ---------------
Operating income (expense)                     $21,978             $(52)         $(5,194)         $16,732
Depreciation and amortization                    2,162            2,359              100            4,621
Change in deferred revenues                    (16,588)             253                -          (16,335)
Change in deferred marketing costs               6,348                -                -            6,348
                                        ---------------  ---------------  ---------------  ---------------
Adjusted EBITDA                                $13,900           $2,560          $(5,094)         $11,366
                                        ===============  ===============  ===============  ===============


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

The following consolidating condensed financial information presents the consolidating balance sheets as of September 30 and June 30, 2005 and the related statements of operations and cash flows for the three months ended September 30, 2005 and 2004. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor and nonguarantor entities.

Investments in subsidiaries are accounted for by the Parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   September 30, 2005
                                             ---------------------------------------------------------------
                                                         Guarantor   Nonguarantor               Consolidated
                                               Parent   Subsidiaries Subsidiaries  Eliminations    Total
                                             ---------- ------------ ------------- ------------ ------------
                   Assets
Current assets                                 $75,111      $59,226       $25,210     $(15,517)    $144,030
Fixed assets, net                               18,042       12,486         6,329            -       36,857
Goodwill                                             -      117,749        84,197            -      201,946
Intangible assets, net                           1,007       30,279        12,739            -       44,025
Other assets                                    11,448          149         2,493            -       14,090
Investment in subsidiaries                     279,997            -             -     (279,997)           -
                                             ---------- ------------ ------------- ------------ ------------
  Total assets                               $ 385,605  $   219,889  $    130,968  $  (295,514) $   440,948
                                             ========== ============ ============= ============ ============

  Liabilities and Shareholders' (Deficit)
                   Equity
Current liabilities                           $177,443      $40,409       $21,409     $(15,517)    $223,744
Deferred income taxes                            2,042        7,240           196            -        9,478
Other long-term liabilities                      3,685            -         1,606            -        5,291
Long-term debt                                 237,854            -             -            -      237,854
                                             ---------- ------------ ------------- ------------ ------------
  Total liabilities                            421,024       47,649        23,211      (15,517)     476,367
                                             ---------- ------------ ------------- ------------ ------------

Shareholders' (deficit) equity:
 Preferred stock                                     -            -             -            -            -
 Common stock                                      198            6             3           (9)         198
 Capital in excess of par value                174,819      165,285       102,519     (267,804)     174,819
 Accumulated earnings (deficit)                 44,321        6,532         5,153      (11,685)      44,321
 Accumulated other comprehensive income
  (loss)                                           610          417            82         (499)         610
 Treasury stock                               (255,367)           -             -            -     (255,367)
                                             ---------- ------------ ------------- ------------ ------------
  Total shareholders' (deficit) equity         (35,419)     172,240       107,757     (279,997)     (35,419)
                                             ---------- ------------ ------------- ------------ ------------
  Total liabilities and shareholders'
   (deficit) equity                           $385,605     $219,889      $130,968    $(295,514)    $440,948
                                             ========== ============ ============= ============ ============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       June 30, 2005
                                             ---------------------------------------------------------------
                                                         Guarantor   Nonguarantor               Consolidated
                                               Parent   Subsidiaries Subsidiaries  Eliminations    Total
                                             ---------- ------------ ------------- ------------ ------------
                    Assets
Current assets                                 $80,036      $60,684       $23,509     $(17,202)    $147,027
Fixed assets, net                               18,797       13,098         7,167            -       39,062
Goodwill                                             -      117,749        83,750            -      201,499
Intangible assets, net                           1,097       31,789        13,590            -       46,476
Other assets                                    10,991           64         2,043            -       13,098
Investment in subsidiaries                     275,213            -             -     (275,213)           -
                                             ---------- ------------ ------------- ------------ ------------
  Total assets                                $386,134     $223,384      $130,059    $(292,415)    $447,162
                                             ========== ============ ============= ============ ============

  Liabilities and Shareholders' (Deficit)
                    Equity
Current liabilities                           $190,595      $46,890       $22,534     $(17,202)    $242,817
Deferred income taxes                            2,588        7,265          (151)           -        9,702
Other long-term liabilities                      3,565            -         1,692            -        5,257
Long-term debt                                 237,814            -             -            -      237,814
                                             ---------- ------------ ------------- ------------ ------------
  Total liabilities                            434,562       54,155        24,075      (17,202)     495,590
                                             ---------- ------------ ------------- ------------ ------------

Shareholders' (deficit) equity:
 Preferred stock                                     -            -             -            -            -
 Common stock                                      197            6             3           (9)         197
 Capital in excess of par value                169,463      165,285       102,484     (267,769)     169,463
 Accumulated earnings (deficit)                 35,680        3,884         3,667       (7,551)      35,680
 Accumulated other comprehensive loss             (148)          54          (170)         116         (148)
 Treasury stock                               (253,620)           -             -            -     (253,620)
                                             ---------- ------------ ------------- ------------ ------------
  Total shareholders' (deficit) equity         (48,428)     169,229       105,984     (275,213)     (48,428)
                                             ---------- ------------ ------------- ------------ ------------
  Total liabilities and shareholders'
   (deficit) equity                           $386,134     $223,384      $130,059    $(292,415)    $447,162
                                             ========== ============ ============= ============ ============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                Three months ended September 30, 2005
                                   ---------------------------------------------------------------
                                               Guarantor   Nonguarantor               Consolidated
                                     Parent   Subsidiaries Subsidiaries  Eliminations    Total
                                   ---------- ------------ ------------- ------------ ------------
Revenues                             $96,809      $38,809       $27,090      $(5,180)    $157,528
Expenses:
 Marketing                            51,236       16,942        10,655       (4,934)      73,899
 Operating                            17,275        8,818         9,236         (246)      35,083
 General and administrative           16,794        7,409         4,251            -       28,454
 Amortization of intangibles              76        1,509           851            -        2,436
                                   ---------- ------------ ------------- ------------ ------------
Operating income                      11,428        4,131         2,097            -       17,656
Equity in income of subsidiaries       4,134            -             -       (4,134)           -
Interest (expense) income, net        (4,719)          97           165            -       (4,457)
Other income (expense), net               27         (115)           47            -          (41)
                                   ---------- ------------ ------------- ------------ ------------
Income before income taxes            10,870        4,113         2,309       (4,134)      13,158
Provision for income taxes             2,229        1,465           823            -        4,517
                                   ---------- ------------ ------------- ------------ ------------

Net income                            $8,641       $2,648        $1,486      $(4,134)      $8,641
                                   ========== ============ ============= ============ ============




                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                Three months ended September 30, 2004
                                   ---------------------------------------------------------------
                                               Guarantor   Nonguarantor               Consolidated
                                     Parent   Subsidiaries Subsidiaries  Eliminations    Total
                                   ---------- ------------ ------------- ------------ ------------
Revenues                             $96,285      $34,506        $5,320        $(488)    $135,623
Expenses:
  Marketing                           50,499       16,565         1,468            -       68,532
  Operating                           15,132        7,189         2,377         (488)      24,210
  General and administrative          15,514        8,181           910            -       24,605
  Amortization of intangibles              -        1,544             -            -        1,544
                                   ---------- ------------ ------------- ------------ ------------
Operating income                      15,140        1,027           565            -       16,732
Equity in income of subsidiaries         820            -             -         (820)           -
Interest (expense) income, net        (4,700)          54             3            -       (4,643)
Other (expense) income, net              (93)         (64)           22            -         (135)
                                   ---------- ------------ ------------- ------------ ------------
Income before income taxes            11,167        1,017           590         (820)      11,954
Provision for income taxes             3,571          521           266            -        4,358
                                   ---------- ------------ ------------- ------------ ------------

Net income                            $7,596         $496          $324        $(820)      $7,596
                                   ========== ============ ============= ============ ============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Three months ended September 30, 2005
                                                     -------------------------------------------------------------
                                                                Guarantor   Nonguarantor              Consolidated
                                                      Parent   Subsidiaries Subsidiaries Eliminations    Total
                                                     --------- ------------ ------------ ------------ ------------
 Net cash provided by (used in) operating activities   $3,153          $60       $1,085      $(4,134)        $164

 Investing activities
  Acquisition of fixed assets                            (880)        (537)        (399)           -       (1,816)
  Purchases of short-term investments                 (16,325)           -            -            -      (16,325)
  Sales of short-term investments                      29,527          109            -            -       29,636
  Acquisitions of businesses, net of cash acquired,
   and other investing activities                         (21)         (82)           -            -         (103)
  Investment in subsidiaries                           (4,134)           -            -        4,134            -
                                                     --------- ------------ ------------ ------------ ------------
 Net cash provided by (used in) investing activities    8,167         (510)        (399)       4,134       11,392
                                                     --------- ------------ ------------ ------------ ------------

 Financing activities
  Net proceeds from issuance of stock                   1,620            -            -            -        1,620
  Treasury stock purchases                             (1,747)           -            -            -       (1,747)
  Payments of long-term obligations                       (85)           -          (97)           -         (182)
  Excess tax benefit from stock-based compensation        351            -            -            -          351
                                                     -------------------------------------------------------------
 Net cash provided by (used in) financing activities      139            -          (97)           -           42
                                                     -------------------------------------------------------------
 Effect of exchange rate changes on cash and cash
  equivalents                                               -          (13)         294            -          281
                                                     --------- ------------ ------------ ------------ ------------
 Net increase (decrease) in cash and cash
  equivalents                                          11,459         (463)         883            -       11,879
 Cash and cash equivalents at beginning of year        24,366       29,821       10,169            -       64,356
                                                     --------- ------------ ------------ ------------ ------------
 Cash and cash equivalents at end of period           $35,825      $29,358      $11,052           $-      $76,235
                                                     ========= ============ ============ ============ ============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Three months ended September 30, 2004
                                                     -------------------------------------------------------------
                                                                Guarantor   Nonguarantor              Consolidated
                                                      Parent   Subsidiaries Subsidiaries Eliminations    Total
                                                     --------- ------------ ------------ ------------ ------------
 Net cash provided by (used in) operating activities  $95,806     $(86,872)       $(205)       $(820)      $7,909

 Investing activities
  Acquisition of fixed assets                            (435)        (161)        (123)           -         (719)
  Purchases of short-term investments                (211,548)        (245)           -            -     (211,793)
  Sales of short-term investments                     205,980            -            -            -      205,980
  Acquisitions of businesses, net of cash acquired,
   and other investing activities                        (358)         662            -            -          304
  Investment in subsidiaries                          (94,146)      93,326            -          820            -
                                                     --------- ------------ ------------ ------------ ------------
 Net cash (used in) provided by investing activities (100,507)      93,582         (123)         820       (6,228)
                                                     --------- ------------ ------------ ------------ ------------

 Financing activities
  Net proceeds from issuance of stock                     919            -            -            -          919
  Treasury stock purchases                             (7,250)           -            -            -       (7,250)
  Debt issuance costs                                    (583)           -            -            -         (583)
  Payments of long-term obligations                       (82)          (8)           -            -          (90)
                                                     --------- ------------ ------------ ------------ ------------
 Net cash provided by financing activities             (6,996)          (8)           -            -       (7,004)
                                                     --------- ------------ ------------ ------------ ------------
 Effect of exchange rate changes on cash and cash
  equivalents                                               -          (88)         260            -          172
                                                     --------- ------------ ------------ ------------ ------------
 Net (decrease) increase in cash and cash
  equivalents                                         (11,697)       6,614          (68)           -       (5,151)
 Cash and cash equivalents at beginning of year        18,251       26,657        2,258            -       47,166
                                                     --------- ------------ ------------ ------------ ------------
 Cash and cash equivalents at end of period            $6,554      $33,271       $2,190           $-      $42,015
                                                     ========= ============ ============ ============ ============


NOTE 16 - NEW ACCOUNTING PRONOUNCEMENTS

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

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following discussion should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended June 30, 2005, which describes, among other things, the Company's basic business model, critical accounting policies and reportable business segments.

The results of My Choice Medical Holdings, Inc. ("MCM") and Bargain
Network, Inc. ("Bargain") (collectively the "Acquired Companies") have been included in the consolidated results since their acquisitions on January 1, 2005 and November 30, 2004, respectively.

Adjusted EBITDA and EBITDA are used by the Company's management to evaluate the performance of its business. A discussion of Adjusted EBITDA can be found in "Liquidity" of this Quarterly Report on Form 10-Q. A description and reconciliation of net income to EBITDA are disclosed in "Reconciliation of Non-GAAP Measures" of this Quarterly Report on Form 10-Q.


                                                                Percent
                                        Three months ended      Increase
                                           September 30,        (Decrease)
                                     --------------------------------------
(Dollars in millions)                      2005        2004    '05 vs. '04
                                     ----------- -----------  -------------
Revenues                                 $157.5      $135.6             16%

Marketing expenses                         73.9        68.5              8%
Operating expenses                         35.1        24.2             45%
General and administrative expenses        28.5        24.6             16%
Amortization of intangibles                 2.4         1.5             60%
                                     ----------- -----------  -------------

Operating income                           17.6        16.8              5%
Interest expense, net                      (4.5)       (4.6)           (2%)
Other expense, net                            -        (0.2)         (100%)
                                     ----------- -----------  -------------

Income before income taxes                 13.1        12.0              9%
Provision for income taxes                  4.5         4.4              2%
                                     ----------- -----------  -------------

Net income                                  8.6         7.6             13%
                                     =========== ===========  =============


EBITDA                                    $24.0       $21.4             12%
                                     =========== ===========  =============

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth revenue by payment plan and by segment:

                                                                   Percent
                                    Three months ended             Increase/
                                        September 30,              (Decrease)
                              --------------------------------  ---------------
Revenues                           2005             2004          '05 vs. '04
                              ---------------  ---------------  ---------------
Monthly payment plans          $        83.1    $        49.5         68%
Annual payment plans:
  Initial year                           9.6             19.1        (50)%
  Renewal year                          31.1             41.9        (26)%
Other                                    8.0              6.8         18%
                              ---------------  ---------------  ---------------
  Total Marketing Services             131.8            117.3         12%
Personals                               18.5             18.3          1%
Corporate and Other                      7.2                -         NM
                              ---------------  ---------------  ---------------
  Total                        $       157.5    $       135.6         16%
                              ===============  ===============  ===============


Revenues increased $21.9 million, or 16%, in the 2006 fiscal first quarter primarily due to the inclusion of revenues from the Acquired Companies. Excluding revenues from the Acquired Companies, revenues would have increased 4% due to an increase in Marketing Services' revenues, as discussed below. Net active members and customers increased 5% to 6.4 million at September 30, 2005 from 6.1 million at September 30, 2004.

Marketing Services' revenues increased $14.5 million, or 12%, in the 2006 fiscal first quarter primarily due to the inclusion of revenues from Bargain. Excluding revenues from Bargain, total marketing services revenues would have increased 5% and revenues from members enrolled in monthly payment plans would have increased 51% over the prior year. The increase in revenues from monthly payment plans was due to a 45% increase in average monthly members billed and a 15% increase in the monthly member price point. Revenues from members enrolled in annual payment plans continue to decrease for both initial year members and renewal members due to the continued shift to enrolling new members in monthly payment programs as well as the attrition of the annual renewal base.

Personals revenues increased $0.2 million, or 1%, in the 2006 fiscal first quarter primarily due to the incremental revenue generated from Lavalife's growing mobile service. Corporate and Other revenues represent the revenues from MCM.

Marketing expenses increased $5.4 million, or 8%, in the 2006 fiscal first quarter and as a percent of revenues, were 47% this year versus 51% last year. The increase in marketing expenses was due to the inclusion of costs incurred by the Acquired Companies as well as an increase in marketing efforts which resulted in increased revenues, as discussed above.

Operating expenses increased $10.9 million, or 45%, in the 2006 fiscal first quarter and, as a percent of revenue, were 22% this year versus 18% last year. These increases were primarily due to the inclusion of expenses incurred by the Acquired Companies in addition to increased costs of servicing the higher member and customer base. The Acquired Companies have a higher proportion of their cost structure included as operating expenses which resulted in an increase in the operating expense ratio.

General and administrative expenses increased $3.9 million, or 16%, in the 2006 fiscal first quarter and included a $1.1 million charge related to the adoption of Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"). Excluding this expense, general and administrative expenses would have increased 11% and, as a percent of revenues, would have been 17% this quarter versus 18% in the prior year quarter. The increase in general and administrative expenses was primarily due to the inclusion of expenses incurred by the Acquired Companies.

Amortization of intangible assets increased $0.9 million, or 60%, in the 2006 fiscal first quarter due to amortization expense related to the Acquired Companies.

Operating income increased $0.8 million, or 5%, in the 2006 fiscal first quarter primarily due to the inclusion of the Acquired Companies' results of operations. As a percent of revenues, operating income was 11% this year and 12% last year and decreased primarily due to the $1.1 million charge related to the adoption of SFAS 123R.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense, net decreased $0.1 million, or 2%, in the 2006 fiscal first quarter and included $3.6 million interest expense related to the 9.25% Senior Notes and $1.2 million of interest expense related to the 5.5% Convertible Notes.

The provision for income taxes increased $0.1 million, or 2%, in the 2006 fiscal first quarter and was based on an effective tax rate of 34.3% this year versus 36.5% last year. The effective tax rate decreased from the prior year primarily due to the impact of the Lavalife acquisition.

EBITDA increased $2.6 million, or 12%, in the 2006 fiscal first quarter primarily due to the inclusion of the Acquired Companies' results. As a percent of revenues, EBITDA was 15% this quarter and 16% in the prior year quarter and decreased primarily due to the $1.1 million charge related to the adoption of SFAS 123R. Marketing Services EBITDA increased $2.8 million, or 12%, to $27.0 million in the 2006 fiscal first quarter. Personals EBITDA remained flat at $2.3 million in the 2006 fiscal first quarter. Corporate and Other EBITDA decreased $0.2 million, or 4%, to $(5.3) million in the 2006 fiscal first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities is an important measure used to understand the Company's liquidity. Net cash provided by operating activities decreased to $0.2 million in the 2006 fiscal first quarter from $7.9 million in the 2005 fiscal first quarter. Management believes it is useful to analyze the components of net cash provided by operating activities as follows: Revenue before deferral, marketing costs before deferral, operating expenses, general and administrative expenses, Adjusted EBITDA and changes in assets and liabilities. For definitions and reconciliations of revenue before deferral, marketing costs before deferral and Adjusted EBITDA, refer to the discussion in "Reconciliation of Non-GAAP Measures" of this Quarterly Report on Form 10-Q.

The table below summarizes the components of revenues before deferral for the three months ended September 30:



                                                                   Percent
                                    Three months ended             Increase/
                                        September 30,              (Decrease)
                              --------------------------------  ---------------
Revenues before deferral           2005             2004          '05 vs. '04
                              ---------------  ---------------  ---------------
Monthly payment plans          $        83.6    $        50.3         66%
Annual payment plans:
  Initial year                           7.4              9.6        (23)%
  Renewal year                          23.6             33.9        (30)%
Other                                    7.9              6.9         14%
                              ---------------  ---------------  ---------------
  Total Marketing Services             122.5            100.7         22%
Personals                               18.4             18.6          1%
Corporate and Other                      7.0                -         NM
                              ---------------  ---------------  ---------------
  Total                        $       147.9    $       119.3         24%
                              ===============  ===============  ===============

Revenues before deferral increased 24% to $147.9 million in the 2006 fiscal first quarter primarily due to revenues before deferral generated by the Acquired Companies. Excluding revenues before deferral from the Acquired Companies, revenues before deferral would have increased 11% over the prior year. Revenues before deferral from monthly payment plans increased 66% due to a 45% increase in average monthly members billed to 2.0 million in the 2006 fiscal first quarter and a 15% increase in the monthly weighted average program price points which increased to $13.60 for the 2006 fiscal first quarter. The average monthly members billed increased due to the increase in the mix of new members enrolled in monthly payment plan programs, which was 88% during the 2006 fiscal first quarter and 83% in the 2005 fiscal first quarter. Revenues before deferral from annual payment plans declined due to the continued shift to enrolling new members in monthly payment programs as well as the attrition of the annual renewal base. The new annual weighted average program price points were $107 and $105 for the three months ended September 30, 2005 and 2004, respectively. Personals revenue before deferral declined 1% from the prior year due to declines in the U.S. market, which more than offset the increased revenues before deferral related to mobile services. Corporate and Other revenues before deferral represent the revenues from MCM in the 2006 fiscal first quarter.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marketing costs before deferral were $69.9 million and $62.2 million in the 2006 and 2005 fiscal first quarters, respectively. As a percent of revenue before deferral, marketing costs before deferral were 47% and 52% in the 2006 and 2005 fiscal first quarters, respectively. The improved ratio is due to marketing efficiencies achieved as a result of higher response rates and better customer retention. Marketing costs before deferral increased 12% in the 2006 fiscal first quarter primarily due to the inclusion of marketing costs before deferral from the Acquired Companies.

Marketing margin before deferral was $78.0 million and $57.1 million for the three months ended September 30, 2005 and 2004, respectively. The effect of the increase in marketing margin before deferral in the 2006 fiscal first quarter on net cash provided by operating activities was partially offset by increased operating and general and administrative expenses and resulted in a $7.0 million, or 61%, increase in Adjusted EBITDA to $18.4 million for the 2006 fiscal first quarter from $11.4 million for the 2005 fiscal first quarter. During the 2006 fiscal first quarter, tax payments of $5.2 million were made versus $0.2 million for the 2005 fiscal first quarter. In addition, changes in assets and liabilities resulted in a $10.0 million use of cash in the 2006 fiscal first quarter compared to $1.2 million of cash provided by changes in assets and liabilities in the 2005 fiscal first quarter. The use of cash in 2006 primarily related to the timing of trade payments during the quarter.

Capital expenditures were $1.8 million and $0.7 million in the 2006 and 2005 fiscal first quarters, respectively. As a result, free cash flow, defined as operating cash flow less capital expenditures, also decreased to $(1.6) million for the 2006 fiscal first quarter from $7.2 million for the 2005 fiscal first quarter.

Net cash provided by (used in) investing activities was $11.4 million and $(6.2) million in the first quarters of 2006 and 2005, respectively. Net cash provided by investing activities in the first quarter of 2006 primarily reflected $13.3 million of net proceeds from sales of short-term investments. Net cash used in investing activities in the first quarter of fiscal 2005 primarily reflected $5.8 million of net cash used to purchase short-term investments.

Net cash provided by (used in) financing activities was $42,000 in the first quarter of 2006 and $(7.0) million in the first quarter of 2005. Net cash provided by financing activities in 2006 principally reflected proceeds from the exercise of stock options of $1.6 million and excess tax benefit from stock-based compensation of $0.4 million, which was almost offset by the use of $1.7 million to repurchase the Company's stock. Net cash used in financing activities in the first quarter of 2005 principally reflected the use of $7.3 million to repurchase the Company's stock, which was partially offset by proceeds from the exercise of stock options of $0.9 million.

Debt Issuances
As of September 30, 2005, the Company had $240.0 million of debt outstanding. In September 2003, the Company issued $90.0 million aggregate principal amount of 5.5% convertible senior subordinated notes ("Convertible Notes") due September 2010. The Convertible Notes were registered in 2004. The Convertible Notes bear interest at the rate of 5.5% per year, which is payable in cash semi-annually in arrears on April 1 and October 1. Upon a change in control, holders of the Convertible Notes may require the Company to repurchase all or part of the Convertible Notes for cash.

In April 2004, the Company issued $150.0 million aggregate principal amount of 9.25% Senior Notes due April 2014. The Senior Notes were registered in fiscal 2005. The Senior Notes were sold at 98.418% of the principal amount which resulted in an effective yield of 9.5%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 1 and October 1. A portion of the proceeds from the offering of the Senior Notes was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition.

Credit Facility
The Company has a senior secured credit facility, which matures on March 23, 2006 and allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate or the Federal Funds rate plus an applicable margin. As of September 30, 2005, availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and was $39.5 million. The Company expects to remove the $5.5 million letter of credit during the quarter ended December 31, 2005. As of September 30, 2005, the effective interest rate for borrowings under the senior secured credit facility was 6.75%. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. As of September 30, 2005, the Company was in compliance with all such debt covenants.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock Repurchase Program
The Company purchased 49,900 shares of its common stock for $1.7 million at an average price of $35.01 per share during the first quarter of 2006 compared to
0.3 million shares for $7.3 million at an average price of $26.03 per share in the first quarter of 2005. The Company utilized cash from operations, stock issuances and the issuance of the Convertible Notes and Senior Notes to repurchase shares in fiscal 2006 and 2005.

As of September 30, 2005, the Company had 0.8 million shares available for repurchase under its stock repurchase program.

Other
As of September 30, 2005, the Company had cash, cash equivalents and short-term investments of $82.3 million in addition to its senior secured credit facility. The Company believes that existing cash and short term investment balances together with funds available under its senior secured credit facility will be sufficient to meet its funding requirements for the foreseeable future.

The Company did not have any material commitments for capital expenditures as of September 30, 2005. The Company expects to incur capital expenditures of $15.0 million in 2006. In addition, during the December 2005 quarter, the Company expects pay $14.7 million related to the final contingent payment for the Bargain acquisition and $5.5 million related to the payment of an arbitration award. The Company intends to utilize cash on hand and cash generated from operations to fulfill payment obligation requirements during 2006.

RECONCILIATION OF NON-GAAP MEASURES

Management believes that revenues before deferral and marketing costs before deferral are important measures of liquidity and are significant factors in understanding the Company's operating cash flow trends. These non-GAAP measures are used by management and the Company's investors to understand the liquidity trends of the Company's marketing margins related to current period operations which are reflected within the operating cash flow section of the cash flow statement. GAAP revenues and marketing expenses are important measures used to understand the marketing margins earned during the period in the income statement. However, in order to understand the Company's operating cash flow, it is important to understand the primary current period drivers of that cash flow. Two of the primary indicators of operating liquidity for the period are revenues before deferral and marketing costs before deferral. Revenues before deferral are revenues before the application of SAB 104 and represent the revenues billed during the current reporting period less an allowance for membership cancellations. That is, revenues before deferral for a reporting period include membership fees received in the current reporting period that will be recorded as GAAP revenues in future reporting periods and exclude membership fees received in prior reporting periods that are recorded as GAAP revenues in the current reporting period. Marketing costs before deferral are marketing costs before the application of SAB 104 and SOP 93-7 and represent marketing costs paid or accrued during the current reporting period. That is, marketing costs before deferral for a reporting period include costs paid or accrued in the current reporting period that will be recorded as GAAP marketing expenses in future reporting periods and exclude marketing expenses paid or accrued in prior reporting periods that are recorded as GAAP marketing expenses in the current reporting period. Neither revenues before deferral nor marketing costs before deferral exclude charges or liabilities that will require future cash settlement. Additionally, these measures are not a substitute for or superior to revenues and marketing expenses determined in accordance with generally accepted accounting principles.

Revenues before deferral for the three months ended September 30, 2005 and 2004 are calculated as follows:

                                 Three months ended September
                                              30,
                                -------------------------------
                                       2005            2004
                                ---------------  --------------
Revenues                                $157.5          $135.6
Change in deferred revenues               (9.6)          (16.3)
                                ---------------  --------------
Revenues before deferral                $147.9          $119.3
                                ===============  ==============

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marketing costs before deferral for the three months ended September 30, 2005 and 2004 are calculated as follows:

                                                Three months ended
                                                   September 30,
                                             -------------------------
                                                2005          2004
                                             ------------  -----------
Marketing expenses                                 $73.9        $68.5
Change in deferred marketing costs                  (4.0)        (6.3)
                                             ------------  -----------
Marketing costs before deferral                    $69.9        $62.2
                                             ============  ===========


Adjusted EBITDA and EBITDA are used by the Company's management to evaluate the year over year performance of its business and to measure that performance compared with internal budgets. Additionally, Adjusted EBITDA is used to determine compensation under the Company's management incentive plans.

Adjusted EBITDA is useful to management and investors because it eliminates the effects of interest and other expense, income taxes, noncash depreciation of tangible assets, noncash amortization of intangible assets and the amortization related to the recognition of GAAP revenues and GAAP marketing expenses and therefore includes only membership fees billed in the current reporting period and marketing costs paid or accrued in the current reporting period. Adjusted EBITDA is reconciled to net cash provided by operating activities because the Company believes that it is the most directly comparable liquidity measure. Adjusted EBITDA is also reconciled to net income because it is also used by the Company's management as a performance measure. EBITDA is useful to management and investors because it eliminates the effects of interest and other expense, income taxes, noncash depreciation of tangible assets and noncash amortization of intangible assets and is calculated using revenues and marketing expenses. EBITDA is reconciled to net income because the Company believes that it is the most directly comparable financial measure.

A limitation of Adjusted EBITDA and EBITDA is that they do not reflect the periodic amortization of certain capitalized tangible and intangible assets used in generating revenues in the Company's businesses nor do they reflect the effects of interest and taxes.

These non-GAAP measures should be considered in addition to, not as a substitute for or superior to, operating income, net income, operating cash flows or other measures of financial performance and liquidity determined in accordance with generally accepted accounting principles.

The following table reconciles net cash provided by operating activities to Adjusted EBITDA for the three months ended September 30 (in millions):

                                                       Three months ended
                                                           September 30,
                                                      ----------------------
                                                         2005        2004
                                                      ----------  ----------
Net cash provided by operating activities              $    0.2    $    7.9
Changes in assets and liabilities                          10.0        (1.2)
Interest and other expense, net (to be paid in cash)        4.2         4.4
Taxes                                                       5.1         1.1
Stock compensation expense                                 (1.1)          -
Other                                                         -        (0.8)
                                                      ----------  ----------
Adjusted EBITDA                                        $   18.4    $   11.4
                                                      ==========  ==========

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables reconcile net income to EBITDA and Adjusted EBITDA for the three months ended September 30 (in millions):


                                                      Three months ended September 30, 2005
                                                 ---------------------------------------------------
                                                  Marketing            Corporate and  Consolidated
                                                   Services  Personals      Other         Total
                                                 ----------  ----------  -----------  --------------
Net income                                                                                     $8.6
Interest and other expense, net (1)                                                             4.5
Provision for income taxes (1)                                                                  4.5
                                                                                       -------------
Operating income (expense)                           $23.7       $(0.1)       $(6.0)          $17.6
Depreciation and amortization                          3.3         2.4          0.7             6.4
                                                 ----------  ----------  -----------   -------------
EBITDA                                                27.0        2.3         (5.3)            24.0
Change in deferred revenues                           (9.3)      (0.1)        (0.2)            (9.6)
Change in deferred marketing                           4.0          -            -              4.0
                                                 ----------  ----------  -----------   -------------
Adjusted EBITDA                                      $21.7       $2.2        $(5.5)           $18.4
                                                 ==========  ==========  ===========   =============




                                                      Three months ended September 30, 2004
                                                 --------------------------------------------------
                                                  Marketing             Corporate and  Consolidated
                                                   Services  Personals       Other         Total
                                                 ---------- -----------  -----------    -----------
Net income                                                                                    $7.6
Interest and other expense, net (1)                                                            4.8
Provision for income taxes (1)                                                                 4.4
                                                                                        -----------
Operating income (expense)                           $22.1      $(0.1)        $(5.2)         $16.8
Depreciation and amortization                          2.1        2.4           0.1            4.6
                                                 ----------  ---------   -----------    -----------
EBITDA                                                24.2        2.3          (5.1)          21.4
Change in deferred revenues                          (16.6)       0.3             -          (16.3)
Change in deferred marketing                           6.3          -             -            6.3
                                                 ----------  ---------   -----------    -----------
Adjusted EBITDA                                      $13.9       $2.6         $(5.1)         $11.4
                                                 ==========  =========   ===========    ===========

(1) Management does not allocate interest and other expense, net nor does it allocate provision for income taxes to the individual segments.

Free cash flow represents the cash that a company is able to generate after fulfilling its requirements to maintain or expand the company's asset base. Free cash flow is important because it allows a company to pursue opportunities that enhance shareholder value, such as make acquisitions, reduce debt and develop new products. The following table reconciles operating cash flow to free cash flow for the three months ended September 30 (in millions):

                                                Three months ended
                                                    September 30,
                                               ----------------------
                                                  2005        2004
                                               ----------  ----------
Net cash provided by operating activities       $    0.2    $    7.9
Capital expenditures                                (1.8)       (0.7)
                                               ----------  ----------
Free cash flow                                  $   (1.6)   $    7.2
                                               ==========  ==========


COMMITMENTS

The Company is not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this Quarterly Report on Form 10-Q. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Future minimum payments of contractual obligations as of September 30, 2005 are as follows (amounts in millions):


                                              Payments Due by Period
                              -------------------------------------------------------
                                          Less than 1   1 - 3      3 - 5     After 5
                                Total        year       years      years      years
                              ---------- ------------ ---------  ---------- ----------
Operating leases                  $52.8      $9.4        $17.2      $12.4      $13.8
Capital leases                      2.0       0.8          1.1        0.1          -
Long-term debt                    240.0         -            -       90.0      150.0
Purchase obligations               15.1      11.2          3.9          -          -
Other (1)                         182.9      44.9         37.7       38.0       62.3
                              ---------- ---------   ---------- ---------- ----------
Total payments due               $492.8     $66.3        $59.9     $140.5     $226.1
                              ========== =========   ========== ========== ==========

(1) Includes $14.7 million related to the final contingent payment for the Bargain acquisition and $5.5 million related to an arbitration award that were paid in the December 2005 quarter. Also includes interest payments on long-term debt, pension obligations and expected contingent payments related to the MCM acquisition.

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

Forward looking statements are not guarantees of future performance and are based on many assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that may change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. Among the many factors that could cause actual results to differ materially from the forward looking statements are:

o higher than expected membership cancellations or lower than expected membership renewal rates;
o    changes in the marketing techniques of credit card issuers;
o increases in the level of commission rates and other compensation required by marketing partners to actively market with the Company;
o potential reserve requirements by business partners, such as the Company's credit card processors;
o    unanticipated termination of marketing agreements;
o the extent to which the Company can continue to successfully develop and market new products and services and introduce them in a timely manner;
o the Company's ability to integrate acquired businesses into the Company's management and operations and operate successfully;
o unanticipated changes in or termination of the Company's ability to process revenues through third parties, including credit card processors and bank card associations;
o the Company's ability to develop and implement operational and financial systems to manage growing operations;
o the Company's ability to recover from a complete or partial system failure or impairment, other hardware or software related malfunctions or programming errors;
o    the degree to which the Company is leveraged;
o the Company's ability to obtain financing on acceptable terms to finance the Company's growth strategy and to operate within the limitations imposed by financing arrangements;
o    the Company's ability to obtain new financing or re-finance existing debt;
o further changes in the already competitive environment for the Company's products or competitors' responses to the Company's strategies;
o changes in the growth rate of the overall U.S. economy or the international economy where the Company does business such that credit availability, interest rates, consumer spending, related consumer financing and related consumer debt are affected;

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company cautions that these factors are not exclusive. All forward looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, the Company has no obligation and does not intend to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

                              VERTRUE INCORPORATED


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate
The Company has a senior secured credit facility, which matures on March
23, 2006 and allows borrowings of up to $45.0 million. Borrowings under this senior secured credit facility accrue interest at either the Eurodollar rate or the higher of the Prime rate or the Federal Funds rate plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of September 30, 2005. As of September 30, 2005, availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5.5 million and was $39.5 million. The Company expects to remove the $5.5 million letter of credit during the quarter ending December 31, 2005. As of September 30, 2005, the effective interest rate for borrowings under the senior secured credit facility was 6.75%. Management believes that an increase in the Eurodollar rate, the Prime rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations.

In addition, the Company has $90.0 million aggregate principal amount of 5.5% Convertible Notes due 2010 and $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Convertible Notes and the Senior Notes pay interest in cash semi-annually in arrears on April 1 and October 1. The fair value of the fixed interest instruments is affected by changes in interest rates and, with respect to the Convertible Notes, by changes in the Company's stock price and volatility. The Company does not currently hedge interest rates with respect to its outstanding debt. As of September 30, 2005, the carrying value of the Convertible Notes and the Senior Notes was $90.0 million and $147.9 million, respectively, and the fair value of the notes was $99.0 million and $150.0 million, respectively. Cash paid in connection with interest on the Convertible Notes and the Senior Notes in each of the next five years is expected to be $18.8 million assuming none of the notes is converted into equity.

Foreign Currency
The Company conducts business in certain foreign markets, primarily Canada. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in functional currencies other than the U.S. dollar, primarily the Canadian dollar. The Company's recent acquisitions, which are based in the United States, have reduced the proportion of its operations exposed to potentially volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-to-year comparisons of operating results.

The Company uses purchase option contracts and forward contracts to minimize its exposure to certain changes in future cash flows caused by movements in foreign currency exchange rates between the U.S. dollar and the Canadian dollar. However, there can be no assurance that the Company's foreign currency hedging activities will substantially offset the impact of all fluctuations in currency exchange rates on its results of operations, cash flows and financial position. The Company does not use derivatives for speculative purposes. Derivatives used to hedge forecasted transactions and specific cash flows associated with Canadian dollar denominated financial assets and liabilities that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings in the same line item as the underlying hedged item at the time the hedged item affects earnings.

Fair Value of Investments
The Company does not have material exposure to market risk with respect to investments since the Company's investments are short-term in nature (original maturities of less than one year).

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.
The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. The Company's disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries that is required to be disclosed in its reports under the Exchange Act is accumulated, communicated to the Chief Executive Officer and Chief Financial Officer and disclosed appropriately and timely in its reports under the Exchange Act.

                              VERTRUE INCORPORATED

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

Changes in internal control over financial reporting.
During the first quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              VERTRUE INCORPORATED
                           PART II. OTHER INFORMATION


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

On October 17, 2005, the U.S. Supreme Court declined to review the Connecticut Supreme Court's May 10, 2005 decision against the Company to uphold an arbitration panel's award of $5.5 million in punitive damages and costs to MedValUSA Health Programs, Inc. Accordingly, the Company will pay the full amount of the award in the quarter ending December 31, 2005. The Company recorded a one-time $5.5 million charge in the quarter ended June 30, 2005 related to this settlement. As a result, payment of the award will not affect the Company's results of operations for the quarter ending December 31, 2005. For additional information about the MedValUSA Health Programs, Inc. arbitration, refer to Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the shares of the Company's equity securities purchased by or on behalf of the Company:


                                                                     Total Number of Maximum Number
                                                                          Shares       of Shares
                                                                       Purchased as   that May Yet
                                                                         Part of      Be Purchased
                                             Total Number  Average       Publicly      Under the
                                               of Shares  Price Paid  Announced Plans     Plans
Period                                        Purchased   per Share  or Programs (1)  or Programs
-------------------------------------------- ----------- ----------- --------------- --------------
July 1, 2005 to July 31, 2005                         -   $       -               -        825,230
August 1, 2005 to August 31, 2005                30,000       35.24          30,000        795,230
September 1, 2005 to September 30, 2005          19,900       34.67          19,900        775,330
                                             -----------             ---------------
Total                                            49,900   $   35.01          49,900        775,330
                                             ===========             ===============

(1) In October 2004, the Board of Directors authorized an additional 1,000,000 shares, no expiration date, to be purchased under the Company's stock repurchase program originally authorized during fiscal 1997.

                              VERTRUE INCORPORATED
                           PART II. OTHER INFORMATION

Item 6.  Exhibits

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


                                        VERTRUE INCORPORATED
                                        (Registrant)


Date:  November 9, 2005                 By: /s/ Gary A. Johnson
                                            -----------------------------
                                        Gary A. Johnson, President, Chief
                                        Executive Officer and Director


       November 9, 2005                 By:/s/ James B. Duffy
                                           ----------------------------------
                                        James B. Duffy, Executive Vice
                                        President and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)