Form 10-Q
period 2005-12-31
VERTRUE INC
filed 2006-02-09
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934 for the quarterly period ended December 31, 2005 or
----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.


                           Commission File No. 0-21527

                              VERTRUE INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                          06-1276882
------------------------                                     -------------------
(State of Incorporation)                                        (IRS Employer
                                                             Identification No.)


680 Washington Boulevard
Stamford, Connecticut                                               06901
---------------------------------------                      -------------------
(Address of principal executive offices)                          (Zip Code)


                                 (203) 324-7635
                       -----------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ X ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,671,000 shares of Common Stock, $0.01 par value as of January 27, 2006.

                              VERTRUE INCORPORATED
                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                            PAGE

Item 1.    Condensed Financial Statements (Unaudited)

           Consolidated Balance Sheets as of December 31, 2005
           and June 30, 2005                                                   1

           Consolidated Statements of Operations for the Three and Six
           Months Ended December 31, 2005 and 2004                             2

           Consolidated Statements of Cash Flows for the Six
           Months Ended December 31, 2005 and 2004                             3

           Notes to Condensed Consolidated Financial Statements                4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                19

           Forward-Looking Statements                                         27

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         29

Item 4.    Controls and Procedures                                            29

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  31

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        31

Item 4.    Submission of Matters to a Vote of Security Holders                31

Item 6.    Exhibits                                                           32

Signatures                                                                    33

                                              VERTRUE INCORPORATED
                                ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                                           CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except per share amounts)

                                                                                   December 31,    June 30,
                                                                                       2005          2005
                                                                                   ------------  ------------
                                          Assets
Current assets:
   Cash and cash equivalents                                                        $   54,576    $   64,356
   Restricted cash                                                                       3,857         3,411
   Short-term investments                                                               17,217        16,223
   Accounts receivable                                                                  16,930        12,559
   Prepaid membership materials                                                          3,499         2,557
   Prepaid expenses and other current assets                                            11,200         8,695
   Deferred marketing costs                                                             33,359        39,226
                                                                                   ------------  ------------
       Total current assets                                                            140,638       147,027
   Fixed assets, net                                                                    37,603        39,062
   Goodwill                                                                            212,859       201,499
   Intangible assets, net                                                               41,829        46,476
   Other assets                                                                         13,496        13,098
                                                                                   ------------  ------------
       Total assets                                                                 $  446,425    $  447,162
                                                                                   ============  ============

                          Liabilities and Shareholders' Deficit
Current liabilities:
   Current maturities of long-term obligations                                      $      746    $      686
   Accounts payable                                                                     37,705        42,077
   Accrued liabilities                                                                  75,114        82,157
   Deferred revenues                                                                    97,736       108,117
   Deferred income taxes                                                                11,527         9,780
                                                                                   ------------  ------------
       Total current liabilities                                                       222,828       242,817
   Deferred income taxes                                                                 9,465         9,702
   Other long-term liabilities                                                           6,009         5,257
   Long-term debt                                                                      237,897       237,814
                                                                                   ------------  ------------
       Total liabilities                                                               476,199       495,590
                                                                                   ------------  ------------

Commitments and contingencies                                                                -             -

Shareholders' deficit:
   Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued             -             -
   Common stock, $0.01 par value -- 40,000 shares authorized;
       19,834 shares issued (19,703 shares at June 30, 2005)                               198           197
   Capital in excess of par value                                                      177,281       169,463
   Retained earnings                                                                    51,985        35,680
   Accumulated other comprehensive income (loss)                                           377          (148)
   Treasury stock, 10,185 shares at cost (10,020 shares at June 30, 2005)             (259,615)     (253,620)
                                                                                   ------------  ------------
       Total shareholders' deficit                                                     (29,774)      (48,428)
                                                                                   ------------  ------------
       Total liabilities and shareholders' deficit                                  $  446,425    $  447,162
                                                                                   ============  ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                                                                 1

                                              VERTRUE INCORPORATED
                                ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share amounts)

                                                                    Three months ended         Six months ended
                                                                        December 31,             December 31,
                                                                 ------------------------- ------------------------
                                                                     2005         2004         2005        2004
                                                                 ------------ ------------ ----------- ------------

Revenues                                                          $  160,130   $  136,479   $ 317,658   $  272,102

Expenses:
   Marketing                                                          76,270       68,689     150,169      137,221
   Operating                                                          35,258       25,952      70,341       50,162
   General and administrative                                         29,527       26,302      57,981       50,907
   Amortization of intangibles                                         2,197        1,753       4,633        3,297
                                                                 ------------ ------------ ----------- ------------

Operating income                                                      16,878       13,783      34,534       30,515
Interest expense, net                                                 (4,387)      (4,611)     (8,844)      (9,254)
Other (expense) income, net                                             (120)         428        (161)         293
                                                                 ------------ ------------ ----------- ------------

Income before income taxes                                            12,371        9,600      25,529       21,554
Provision for income taxes                                             4,707        3,717       9,224        8,075
                                                                 ------------ ------------ ----------- ------------

Net income                                                        $    7,664   $    5,883   $  16,305   $   13,479
                                                                 ============ ============ =========== ============

Earnings per share:
   Basic                                                          $     0.79   $     0.58   $    1.68   $     1.33
                                                                 ============ ============ =========== ============
   Diluted                                                        $     0.66   $     0.51   $    1.40   $     1.16
                                                                 ============ ============ =========== ============

Weighted average common shares used in earnings per share
calculations:
   Basic                                                               9,695       10,128       9,705       10,151
                                                                 ============ ============ =========== ============
   Diluted                                                            12,776       13,063      12,802       13,003
                                                                 ============ ============ =========== ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                                  2

                                    VERTRUE INCORPORATED
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                                      Six months ended
                                                                         December 31,
                                                                   ------------------------
                                                                      2005         2004
                                                                   -----------  -----------
Operating activities
  Net income                                                        $  16,305    $  13,479
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Change in deferred revenues                                       (10,611)     (19,369)
    Change in deferred marketing costs                                  5,971        8,685
    Depreciation and amortization                                      13,025       10,422
    Stock-based compensation                                            2,250            -
    Deferred income taxes                                               1,521        3,197
    Excess tax benefit from stock-based compensation                     (560)         939
    Other                                                                (243)         422

  Change in assets and liabilities:
    Restricted cash                                                      (446)         283
    Accounts receivable                                                (4,371)      (3,939)
    Prepaid membership materials                                         (942)      (1,150)
    Prepaid expenses                                                   (1,138)      (2,247)
    Other assets                                                       (1,948)         (19)
    Accounts payable                                                   (4,372)         834
    Accrued and other liabilities                                         375        3,089
                                                                   -----------  -----------
Net cash provided by operating activities                              14,816       14,626
                                                                   -----------  -----------

Investing activities
   Acquisition of fixed assets                                         (6,518)      (4,339)
   Purchases of short-term investments                                (50,325)    (368,533)
   Sales of short-term investments                                     49,830      425,912
   Acquisitions of businesses, net of cash acquired                   (14,942)     (16,097)
                                                                   -----------  -----------
Net cash (used in) provided by investing activities                   (21,955)      36,943
                                                                   -----------  -----------

Financing activities
   Net proceeds from issuance of stock                                  2,729        6,237
   Excess tax benefit from stock-based compensation                       560            -
   Treasury stock purchases                                            (5,995)      (8,396)
   Debt issuance costs                                                      -         (750)
   Payments of long-term obligations                                     (392)        (204)
                                                                   -----------  -----------
Net cash used in financing activities                                  (3,098)      (3,113)
                                                                   -----------  -----------
Effect of exchange rate changes on cash and cash equivalents              457          235
                                                                   -----------  -----------
Net (decrease) increase in cash and cash equivalents                   (9,780)      48,691
Cash and cash equivalents at beginning of year                         64,356       47,166
                                                                   -----------  -----------
Cash and cash equivalents at end of period                          $  54,576    $  95,857
                                                                   ===========  ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                                               3

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS
Vertrue Incorporated ("Vertrue" or the "Company") is a leading internet marketing services company. The Company gives consumers access to both subscription and transaction based services focused on meeting consumer needs in large spending categories - healthcare, personal property, discounts, security and insurance and personals. The Company's service offerings provide consumers everyday savings, event-oriented discounts, benefits that provide the consumer with peace of mind and access to information and opportunities for self-enrichment.

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and include the accounts of the Company, its wholly owned subsidiaries and variable interest entities required to be consolidated. All significant intercompany accounts and transactions have been eliminated. Such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

The Company acquired Bargain Network, Inc. ("Bargain") on November 30, 2004 and My Choice Medical Holdings, Inc. ("MCM") on January 1, 2005. Therefore, their results of operations have been included in the consolidated results of operations since their acquisition dates. The results of Bargain have been included in the Marketing Services segment and the results of MCM have been included in the Management Services segment.

NOTE 3 - RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year's presentation to reclassify auction rate securities from cash and cash equivalents to short-term investments. Corresponding adjustments have been made in the consolidated statements of cash flows for prior periods to reflect gross purchases and sales of auction rate securities as investing activities rather than as a component of cash and cash equivalents. The Company reclassified $112,330,000 and $55,215,000 from cash and cash equivalents to short-term investments at June 30, 2004 and December 31, 2004, respectively. These reclassifications do not affect previously reported cash flows from operating or financing activities in the consolidated statements of cash flows. For the six months ended December 31, 2004, net cash provided by investing activities related to auction rate securities was $57,115,000.

NOTE 4 - STOCK-BASED COMPENSATION
The Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS 123R") on July 1, 2005. SFAS 123R establishes the accounting for share-based compensation and requires companies to measure and recognize compensation expense for all share-based payments at fair value. Accordingly, share-based compensation cost is measured at grant date based on the fair value of the award and is recognized as expense over the requisite service period. The Company adopted the modified prospective application method as permitted by SFAS 123R.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS 123R, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) at the grant dates in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), the Company's pro forma net income and earnings per share would have been as follows for the three and six months ended December 31, 2004 (in thousands, except per share data):

                                                                  Three months ended     Six months ended
                                                                   December 31, 2004    December 31, 2004
                                                                 --------------------  --------------------
Net income reported                                               $            5,883    $           13,479
Add:  Stock-based employee compensation expense under the
  intrinsic value method, net of related tax effects                               -                     -
Deduct: Stock-based employee compensation expense
  under the fair value method, net of related tax effects (1)                    961                 1,940
                                                                 --------------------  --------------------
Pro forma net income                                              $            4,922    $           11,539
                                                                 ====================  ====================

Earnings per share:
  As reported
    Basic                                                         $             0.58    $             1.33
    Diluted                                                       $             0.51    $             1.16
  Pro forma
    Basic                                                         $             0.49    $             1.14
    Diluted                                                       $             0.43    $             0.99

(1) Compensation expense was reduced for forfeitures as they occurred.

The Company evaluated its valuation method and assumptions in connection with SFAS 123R. The Company determined that the use of the Black-Scholes option-pricing model was appropriate and is consistent with the Company's pro forma disclosures under the fair value recognition provisions of SFAS 123. The Company believes it has used appropriate assumptions in accordance with SFAS 123R to estimate the fair value of its stock options and its employee stock purchase plan during the three and six months ended December 31, 2005. The following weighted average assumptions were used to estimate the fair value of options granted:

                                               Three months ended    Six months ended
                                                   December 31,         December 31,
                                               -------------------  -------------------
Black-Scholes Option Valuation Assumptions      2005 (4)    2004       2005      2004
------------------------------------------     --------- ---------  --------- ---------
 Dividend yield                                   NA        0.0%       0.0%      0.0%
 Expected volatility (1)                          NA         62%        65%       68%
 Risk free interest rate (2)                      NA        3.4%       3.8%      3.7%
 Expected lives (in years) (3)                    NA        5.0        5.6       5.0

(1) Estimated based on historical experience.
(2) Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3) Estimated based on historical experience and expected future results.
(4) No options were granted during the quarter ended December 31, 2005.

The weighted average fair value of options granted during the six months ended December 31, 2005 estimated on the grant date using the Black-Scholes option-pricing model with the assumptions listed above was $21.13. The weighted average fair values of options granted during the three and six months ended December 31, 2004 estimated on the grant date using the Black-Scholes option-pricing model with the assumptions listed above were $17.57 and $17.59, respectively.

For the three and six months ended December 31, 2005, the Company recognized $1,144,000 ($709,000 net of tax) and $2,250,000 ($1,437,000 net of tax),
respectively, in general and administrative expenses related to stock option compensation. As of December 31, 2005, unrecognized stock compensation expense related to unvested options was $9,257,000, which is expected to be recognized over a weighted average period of 2.8 years.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised during the three and six months ended December 31, 2005 was $662,000 and $2,119,000, respectively, and $3,686,000 and $4,547,000 during the three and six months ended December 31, 2004, respectively. The total cash received as a result of employee stock option exercises for the three and six months ended December 31, 2005 was $1,109,000 and $2,729,000, respectively, and $5,318,000 and $6,237,000 during the three and six months ended December 31, 2004, respectively. The tax benefits realized in connection with these exercises were $209,000 and $560,000 during the three and six months ended December 31, 2005, respectively, and $810,000 and $939,000 during the three and six months ended December 31, 2004, respectively.

As of December 31, 2005, the Company had the following stock-based compensation plans which are described below.

Under the 1996 Stock Option Plan, the Board of Directors can determine the date on which options vest and become exercisable as well as the term of the options granted. The 1996 Stock Option Plan is authorized to grant options to acquire 5,524,000 shares of Common Stock, of which, 1,924,000 must be issued using treasury stock.

Under the 1995 Executive Officers' Stock Option Plan and the 1995 Non-Employee Directors' Stock Option Plan, the Board is authorized to grant 360,000 and 180,000 options, respectively, to acquire shares of Common Stock at a price per share equal to or greater than fair market value at the grant date. Under the Executive Officers' Stock Option Plan, the Board can determine the date on which options vest and become exercisable.

Under the stock option plans described above, options generally become exercisable over a four to five year period and expire at the earlier of termination of employment or ten years from the grant date.

In addition, the 2005 Equity Incentive Plan has 1,000,000 shares authorized, reserved and available for issuance. Awards granted may be in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock and performance stock units. As of December 31, 2005, no awards have been made under this plan. The Board of Directors has the authority to determine the form, terms and conditions of awards at the time of grant, including vesting, exercisability, payment, and the effect, if any, that a participant's termination of service will have on an award.

As of December 31, 2005, 4,355,000 shares of common stock were reserved for issuance under these stock incentive plans, of which 1,482,000 shares were available for future grant.

Information with respect to options to purchase shares issued under the above plans is as follows (shares in thousands):

                                                     Weighted
                                                      Average
                                                     Exercise
                                        Shares         Price
                                     ------------  ------------
Outstanding at July 1, 2005                2,872    $    22.16
Granted                                      223         38.21
Exercised                                   (122)        20.22
Forfeited or expired                        (100)        32.99
                                     ------------
Outstanding at December 31, 2005           2,873         23.12
                                     ============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's stock options outstanding and exercisable as of December 31, 2005 (shares in thousands):

                               Options Outstanding                     Options Exercisable
                   --------------------------------------------  -------------------------------
                              Weighted
                              Average     Weighted                         Weighted
                             Remaining    Average    Aggregate              Average   Aggregate
                            Contractual   Exercise   Intrinsic             Exercise   Intrinsic
Exercise Price      Shares   Term (Yrs)  Price ($)   Value ($)    Shares   Price ($)  Value ($)
-----------------  -------- ------------ ---------- -----------  -------- ----------- ----------
$4.167 - $13.05        558         5.43      11.53      13,280       430       11.07     10,432
$14.00 - $19.375       390         4.06      16.40       7,383       345       16.44      6,517
$20.31 - $26.50        658         5.86      20.73       9,607       596       20.72      8,708
$29.00 - $29.875       906         5.08      29.46       5,318       751       29.43      4,431
$31.249 - $39.20       361         9.29      36.69        (491)       17       33.76         27
                   --------                         -----------  --------             ----------
                     2,873         5.72      23.12      35,097     2,139       21.26     30,115
                   ========                         ===========  ========             ==========

The weighted average remaining contractual term of stock options exercisable as of December 31, 2005 was 4.8 years.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                                  December 31, 2005           June 30, 2005
                                                              ------------------------ -------------------------
                                                                 Gross                    Gross
                                                               Carrying   Accumulated   Carrying    Accumulated
                                                                Amount    Amortization   Amount    Amortization
                                                              ----------- ------------ ----------- -------------
Amortizable intangible assets:
  Membership and client relationships                          $  40,215   $   18,945   $  40,215   $    15,184
  Trade names                                                     21,859        2,388      21,859         1,662
  Other                                                            1,504        1,383       1,518         1,237
                                                              ----------- ------------ ----------- -------------
    Total amortizable intangible assets                        $  63,578   $   22,716   $  63,592   $    18,083
                                                              =========== ============ =========== =============
    Amortizable intangible assets, net                         $  40,862                $  45,509
                                                              ===========              ===========

Indefinite-lived intangible assets:
  Goodwill                                                     $ 212,859                $ 201,499
  Intangible asset related to minimum pension liability        $     967                $     967

Changes in the carrying amount of goodwill by segment were as follows (in thousands) during the six months ended:

                                                       December 31, 2005
                                       -------------------------------------------------
                                        Marketing               Management
                                         Services   Personals    Services       Total
                                       -----------  ----------  -----------  -----------
Balance at beginning of period          $  95,917    $ 82,215    $  23,367    $ 201,499
Purchase adjustments and other                515           -       10,845       11,360
                                       -----------  ----------  -----------  -----------
Balance at end of period                $  96,432    $ 82,215    $  34,212    $ 212,859
                                       ===========  ==========  ===========  ===========

As required by SFAS 142, goodwill was tested for impairment during the quarters ended September 30, 2005 and 2004 using a July 1 measurement date. The Company concluded that none of its goodwill was impaired. Fair value was estimated using discounted cash flow methodologies. In addition, the Company reassessed the estimated useful lives of its definite lived intangible assets and determined that the lives were appropriate. The Company will continue to test the goodwill of each of its reporting units annually or more frequently if impairment indicators exist.

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

The fair value of these contracts is included in prepaid and other current assets. As of December 31, 2005 and June 30, 2005, the fair value of these instruments was $582,000 (asset) and $559,000 (asset), respectively. Derivative gains recognized in earnings were recorded in operating expenses and general and administrative expenses and amounted to $285,000 and $413,000 for the three and six months ended December 31, 2005, respectively, and $567,000 and $611,000 for the three and six months ended December 31, 2004, respectively. All forecasted transactions currently being hedged are expected to occur over the remaining fiscal year.

NOTE 7 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities reported in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2005 and June 30, 2005 include an allowance for membership cancellations of $12,256,000 and $11,232,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

The Company has an amended and restated senior secured credit facility, which allows borrowings of up to $45,000,000. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate, or the Federal Funds rate plus an applicable margin. There were no borrowings outstanding under this bank credit facility as of December 31, 2005. The bank credit facility matures on March 23, 2006 and management expects it to be renewed or replaced during the third quarter of fiscal 2006.

Contingent payments related to the acquisition of MCM of up to $56,000,000 may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved during the three calendar years ending December 31, 2007. As of December 31, 2005, the Company has recorded $10,540,000 in accrued liabilities related to contingent payments expected to be paid during fiscal 2006.

As of December 31, 2005, the Company had outstanding purchase obligations of $24,837,000 primarily related to marketing agreements and maintenance contracts on the Company's software, equipment and other assets. In addition, as of December 31, 2005, the Company had commitments of $53,128,000 related to existing operating leases.

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

On October 17, 2005, the U.S. Supreme Court declined to review the Connecticut Supreme Court's May 10, 2005 decision against the Company to uphold an arbitration panel's award of $5,458,000 in punitive damages and costs to MedValUSA Health Programs, Inc. Accordingly, the Company paid the full amount of the award in the quarter ending December 31, 2005. The Company recorded a one-time $5,458,000 charge in the quarter ended June 30, 2005 related to this award.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAX EXPENSE
Income tax expense as a percent of pre-tax income was 38.0% and 36.1% for the three and six months ended December 31, 2005, respectively, and 38.7% and 37.5% for the three and six months ended December 31, 2004, respectively. The effective tax rate was higher than the U.S. statutory rate for the three and six months ended December 31, 2005 primarily due to state taxes and other non-deductible items offset by the favorable impact of foreign operations. The effective tax rate was higher than the U.S. statutory rate for the three and six months ended December 31, 2004 primarily due to state taxes and other non-deductible items offset by the favorable impact of foreign operations.

The Company has open tax years in the U.S., Canada and other jurisdictions. The Company is currently under examination by the Internal Revenue Service for the fiscal year ended June 30, 2004. The audit is in the preliminary stages. The scope has not been determined nor have any assessments been issued.

In addition, there are certain tax years that are not currently under examination by the applicable tax authorities but may be subject to examination in the future. The results of audits are inherently uncertain. The Company periodically evaluates the adequacy of its related tax reserves, taking into account its open tax return positions and tax law changes. The Company believes that its tax reserves are appropriate. However, the final determination of tax audits could impact the Company's assessment of tax requirements.

NOTE 10 - EARNINGS PER SHARE
Basic and diluted earnings per share amounts are determined in accordance with the provisions of SFAS 128. The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                                             Three months ended      Six months ended
                                                                                 December 31,          December 31,
                                                                           ---------------------  ---------------------
                                                                              2005       2004        2005       2004
                                                                           ---------- ----------  ---------- ----------
Numerator:
Income available to common shareholders used in basic earnings per share    $  7,664   $  5,883    $ 16,305   $ 13,479
Add back interest expense on convertible securities, net of tax                  767        761       1,581      1,547
                                                                           ---------- ----------  ---------- ----------
Income available to common shareholders after assumed conversion
  of dilutive securities                                                    $  8,431   $  6,644    $ 17,886   $ 15,026
                                                                           ========== ==========  ========== ==========

Denominator:
Weighted average number of common shares outstanding - basic                   9,695     10,128       9,705     10,151
Effect of dilutive securities:
  Convertible securities                                                       2,230      2,230       2,230      2,230
  Stock options                                                                  851        705         867        622
                                                                           ---------- ----------  ---------- ----------
Weighted average number of common shares outstanding - diluted                12,776     13,063      12,802     13,003
                                                                           ========== ==========  ========== ==========

Basic earnings per share                                                    $   0.79   $   0.58    $   1.68   $   1.33
                                                                           ========== ==========  ========== ==========
Diluted earnings per share                                                  $   0.66   $   0.51    $   1.40   $   1.16
                                                                           ========== ==========  ========== ==========

The diluted earnings per common share calculations exclude the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the three and six months ended December 31, 2005 are incremental weighted average stock options of approximately 581,000 and 581,000, respectively, and 44,000 and 917,000, respectively, for the three and six months ended December 31, 2004.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in thousands):

                                                  Three months ended       Six months ended
                                                      December 31,           December 31,
                                                 ---------------------  ---------------------
                                                    2005       2004        2005       2004
                                                 ---------- ----------  ---------- ----------
Net income                                        $  7,664   $  5,883    $ 16,305   $ 13,479
Unrealized (loss) gain on derivative assets           (404)       454         114      1,203
Foreign currency translation gain (loss)               171         (5)        411         93
                                                 ---------- ----------  ---------- ----------
Comprehensive income                              $  7,431   $  6,332    $ 16,830   $ 14,775
                                                 ========== ==========  ========== ==========

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended December 31, 2005, the Company incurred a capital lease obligation of $231,000 to acquire equipment.

NOTE 13 - BUSINESS SEGMENTS
The operating business segments reported below are the reportable business segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in assessing performance and deciding how to allocate resources. The Company has three reportable business segments: Marketing Services, Personals and Management Services. The Marketing Services business segment primarily provides discounted products and services to consumers. The Personals business segment provides both web-based and phone-based personals services to its customers. During the quarter ended December 31, 2005, the Management Services business segment became reportable due to the increase in its assets. The Management Services business segment provides management services to healthcare professionals throughout the United States. The Corporate business unit includes unallocated general corporate expenses.

Management evaluates the operating results of each reportable business segment based on revenue and Adjusted EBITDA. The following is a summary of revenues, Adjusted EBITDA, capital expenditures, depreciation and amortization and assets by business segment (in thousands):

                                        Three months ended December 31,     Six months ended December 31,
                                       ---------------------------------  ---------------------------------
Revenues                                     2005             2004              2005             2004
                                       ---------------- ----------------  ---------------- ----------------
  Marketing Services                    $      134,479   $      118,714    $      266,327   $      235,992
  Personals                                     18,664           17,901            37,233           36,246
  Management Services                            7,047                -            14,238                -
  Corporate                                          -                -                 -                -
  Intersegment                                     (60)            (136)             (140)            (136)
                                       ---------------- ----------------  ---------------- ----------------
    Total                               $      160,130   $      136,479    $      317,658   $      272,102
                                       ================ ================  ================ ================


Adjusted EBITDA (1)
  Marketing Services                    $       28,280   $       22,291    $       49,905   $       36,191
  Personals                                      1,692              976             3,922            3,536
  Management Services                              395                -               983                -
  Corporate                                     (6,377)          (5,216)          (12,456)         (10,310)
                                       ---------------- ----------------  ---------------- ----------------
    Total                               $       23,990   $       18,051    $       42,354   $       29,417
                                       ================ ================  ================ ================


Capital Expenditures (2)
  Marketing Services                    $        4,435   $        3,314    $        5,980   $        3,948
  Personals                                        229              306               482              391
  Management Services                               38                -                56                -
  Corporate                                          -                -                 -                -
                                       ---------------- ----------------  ---------------- ----------------
    Total                               $        4,702   $        3,620    $        6,518   $        4,339
                                       ================ ================  ================ ================

                                       10

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                        Three months ended December 31,     Six months ended December 31,
                                       ---------------------------------  ---------------------------------
Depreciation and Amortization                2005             2004              2005             2004
                                       ---------------- ----------------  ---------------- ----------------
  Marketing Services                    $        3,078   $        2,527    $        6,348   $        4,689
  Personals                                      2,396            2,337             4,751            4,696
  Management Services                              406                -               805                -
  Corporate                                        282              101               556              201
                                       ---------------- ----------------  ---------------- ----------------
    Total                               $        6,162   $        4,965    $       12,460   $        9,586
                                       ================ ================  ================ ================


Assets                                   December 31,       June 30,
                                             2005             2005
                                       ---------------- ----------------
  Marketing Services                    $      236,844   $      245,635
  Personals                                    129,580          132,992
  Management Services                           51,784           41,053
  Corporate (3)                                 28,217           27,482
                                       ---------------- ----------------
    Total                               $      446,425   $      447,162
                                       ================ ================

(1) Defined as net income excluding interest and other expense, net, provision for income taxes, depreciation and amortization and the changes in deferred revenue and deferred marketing costs. See reconciliation below.
(2) Management does not allocate certain capital expenditures to the Corporate business unit. However, the associated depreciation expense has been allocated for purposes of evaluating performance.
(3) Includes unallocated non-operating assets including short-term investments, debt issuance costs and other.

The following tables reconcile Adjusted EBITDA to income before income taxes (in thousands):

                                                        Three months ended December 31, 2005
                                            -----------------------------------------------------------
                                             Marketing              Management
                                              Services   Personals   Services    Corporate     Total
                                            ----------- ----------- ----------- ----------- -----------
Income before income taxes                                                                   $  12,371
Interest and other expense, net (1)                                                              4,507
                                                                                            -----------
Operating income (expense)                   $  24,071   $    (684)  $     150   $  (6,659)  $  16,878
Depreciation and amortization                    3,078       2,396         406         282       6,162
Change in deferred revenues                       (850)        (20)       (161)          -      (1,031)
Change in deferred marketing costs               1,981           -           -           -       1,981
                                            ----------- ----------- ----------- ----------- -----------
Adjusted EBITDA                              $  28,280   $   1,692   $     395   $  (6,377)  $  23,990
                                            =========== =========== =========== =========== ===========

                                                        Three months ended December 31, 2004
                                            -----------------------------------------------------------
                                             Marketing              Management
                                              Services   Personals   Services    Corporate     Total
                                            ----------- ----------- ----------- ----------- -----------
Income before income taxes                                                                   $   9,600
Interest and other expense, net (1)                                                              4,183
                                                                                            -----------
Operating income (expense)                   $  20,332   $  (1,232)  $       -   $  (5,317)  $  13,783
Depreciation and amortization                    2,527       2,337           -         101       4,965
Change in deferred revenues                     (2,905)       (129)          -           -      (3,034)
Change in deferred marketing costs               2,337           -           -           -       2,337
                                            ----------- ----------- ----------- ----------- -----------
Adjusted EBITDA                              $  22,291   $     976   $       -   $  (5,216)  $  18,051
                                            =========== =========== =========== =========== ===========

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                         Six months ended December 31, 2005
                                            -----------------------------------------------------------
                                             Marketing              Management
                                              Services   Personals   Services    Corporate     Total
                                            ----------- ----------- ----------- ----------- -----------
Income before income taxes                                                                   $  25,529
Interest and other expense, net (1)                                                              9,005
                                                                                            -----------
Operating income (expense)                   $  47,770   $    (744)  $     520   $ (13,012)  $  34,534
Depreciation and amortization                    6,348       4,751         805         556      12,460
Change in deferred revenues                    (10,184)        (85)       (342)          -     (10,611)
Change in deferred marketing costs               5,971           -           -           -       5,971
                                            ----------- ----------- ----------- ----------- -----------
Adjusted EBITDA                              $  49,905   $   3,922   $     983   $ (12,456)  $  42,354
                                            =========== =========== =========== =========== ===========


                                                         Six months ended December 31, 2004
                                            -----------------------------------------------------------
                                             Marketing              Management
                                              Services   Personals   Services    Corporate     Total
                                            ----------- ----------- ----------- ----------- -----------
Income before income taxes                                                                   $  21,554
Interest and other expense, net (1)                                                              8,961
                                                                                            -----------
Operating income (expense)                   $  42,310   $  (1,284)  $       -   $ (10,511)  $  30,515
Depreciation and amortization                    4,689       4,696           -         201       9,586
Change in deferred revenues                    (19,493)        124           -           -     (19,369)
Change in deferred marketing costs               8,685           -           -           -       8,685
                                            ----------- ----------- ----------- ----------- -----------
Adjusted EBITDA                              $  36,191   $   3,536   $       -   $ (10,310)  $  29,417
                                            =========== =========== =========== =========== ===========

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

The following consolidating condensed financial information presents the consolidating balance sheets as of December 31, 2005 and June 30, 2005 and the related statements of operations for the three and six months ended December 31, 2005 and 2004 and the cash flows for the six months ended December 31, 2005 and 2004. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor and nonguarantor entities.

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

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)

                                                                                December 31, 2005
                                                     --------------------------------------------------------------------------
                                                                       Guarantor    Nonguarantor                  Consolidated
                                                         Parent      Subsidiaries   Subsidiaries   Eliminations      Total
                                                     -------------- -------------- -------------- -------------- --------------
                     Assets
Current assets                                        $     63,501    $    69,036   $     28,628   $    (20,527)  $    140,638
Fixed assets, net                                           18,656         11,636          7,311              -         37,603
Goodwill                                                         -        117,750         95,109              -        212,859
Intangible assets, net                                         998         28,785         12,046              -         41,829
Other assets                                                10,600            289          2,607              -         13,496
Investment in subsidiaries                                 295,188              -              -       (295,188)             -
                                                     -------------- -------------- -------------- -------------- --------------
     Total assets                                     $    388,943   $    227,496   $    145,701   $   (315,715)  $    446,425
                                                     ============== ============== ============== ============== ==============

   Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                   $    174,440   $     45,350   $     23,565   $    (20,527)  $    222,828
Deferred income taxes                                        1,846          7,185            434              -          9,465
Other long-term liabilities                                  4,534              -          1,475              -          6,009
Long-term debt                                             237,897              -              -              -        237,897
                                                     -------------- -------------- -------------- -------------- --------------
     Total liabilities                                     418,717         52,535         25,474        (20,527)       476,199
                                                     ============== ============== ============== ============== ==============

Shareholders' (deficit) equity:
  Preferred stock                                                -              -              -              -              -
  Common stock                                                 198              6              3             (9)           198
  Capital in excess of par value                           177,281        165,285        113,432       (278,717)       177,281
  Accumulated earnings (deficit)                            51,985          9,416          6,682        (16,098)        51,985
  Accumulated other comprehensive income
   (loss)                                                      377            254            110           (364)           377
  Treasury stock                                          (259,615)             -              -              -       (259,615)
                                                     -------------- -------------- -------------- -------------- --------------
     Total shareholders' (deficit) equity                  (29,774)       174,961        120,227       (295,188)       (29,774)
                                                     -------------- -------------- -------------- -------------- --------------
     Total liabilities and shareholders'
      (deficit) equity                                $    388,943   $    227,496   $    145,701   $   (315,715)  $    446,425
                                                     ============== ============== ============== ============== ==============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)

                                                                                   June 30, 2005
                                                     --------------------------------------------------------------------------
                                                                       Guarantor    Nonguarantor                  Consolidated
                                                         Parent      Subsidiaries   Subsidiaries   Eliminations      Total
                                                     -------------- -------------- -------------- -------------- --------------
                     Assets
Current assets                                        $     80,036   $     60,684   $     23,509   $    (17,202)  $    147,027
Fixed assets, net                                           18,797         13,098          7,167              -         39,062
Goodwill                                                         -        117,749         83,750              -        201,499
Intangible assets, net                                       1,097         31,789         13,590              -         46,476
Other assets                                                10,991             64          2,043              -         13,098
Investment in subsidiaries                                 275,213              -              -       (275,213)             -
                                                     -------------- -------------- -------------- -------------- --------------
     Total assets                                     $    386,134   $    223,384   $    130,059   $   (292,415)  $    447,162
                                                     ============== ============== ============== ============== ==============

   Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                   $    190,595   $     46,890   $     22,534   $    (17,202)  $    242,817
Deferred income taxes                                        2,588          7,265           (151)             -          9,702
Other long-term liabilities                                  3,565              -          1,692              -          5,257
Long-term debt                                             237,814              -              -              -        237,814
                                                     -------------- -------------- -------------- -------------- --------------
     Total liabilities                                     434,562         54,155         24,075        (17,202)       495,590
                                                     -------------- -------------- -------------- -------------- --------------

Shareholders' (deficit) equity:
  Preferred stock                                                -              -              -              -              -
  Common stock                                                 197              6              3             (9)           197
  Capital in excess of par value                           169,463        165,285        102,484       (267,769)       169,463
  Accumulated earnings (deficit)                            35,680          3,884          3,667         (7,551)        35,680
  Accumulated other comprehensive (loss) income               (148)            54           (170)           116           (148)
  Treasury stock                                          (253,620)             -              -              -       (253,620)
                                                     -------------- -------------- -------------- -------------- --------------
     Total shareholders' (deficit) equity                  (48,428)       169,229        105,984       (275,213)       (48,428)
                                                     -------------- -------------- -------------- -------------- --------------
     Total liabilities and shareholders'
      (deficit) equity                                $    386,134   $    223,384   $    130,059   $   (292,415)  $    447,162
                                                     ============== ============== ============== ============== ==============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands)

                                                                         Three months ended December 31, 2005
                                                     --------------------------------------------------------------------------
                                                                       Guarantor    Nonguarantor                  Consolidated
                                                         Parent      Subsidiaries   Subsidiaries   Eliminations      Total
                                                     -------------- -------------- -------------- -------------- --------------
Revenues                                              $     96,964   $     40,365   $     27,335   $     (4,534)  $    160,130
Expenses:
  Marketing                                                 52,545         17,893          9,976         (4,144)        76,270
  Operating                                                 16,780          8,897          9,971           (390)        35,258
  General and administrative                                17,489          7,616          4,422              -         29,527
  Amortization of intangibles                                    9          1,494            694              -          2,197
                                                     -------------- -------------- -------------- -------------- --------------
Operating income                                            10,141          4,465          2,272              -         16,878
Equity in income of subsidiaries                             4,413              -              -         (4,413)             -
Interest (expense) income, net                              (4,787)           202            198              -         (4,387)
Other (expense) income, net                                    (14)          (120)            14              -           (120)
                                                     -------------- -------------- -------------- -------------- --------------
Income before income taxes                                   9,753          4,547          2,484         (4,413)        12,371
Provision for income taxes                                   2,089          1,663            955              -          4,707
                                                     -------------- -------------- -------------- -------------- --------------
Net income                                            $      7,664   $      2,884   $      1,529   $     (4,413)  $      7,664
                                                     ============== ============== ============== ============== ==============


                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands)

                                                                         Three months ended December 31, 2004
                                                     --------------------------------------------------------------------------
                                                                       Guarantor    Nonguarantor                  Consolidated
                                                         Parent      Subsidiaries   Subsidiaries   Eliminations      Total
                                                     -------------- -------------- -------------- -------------- --------------
Revenues                                              $     92,351   $     35,316   $     10,026   $     (1,214)  $    136,479
Expenses:
  Marketing                                                 49,373         16,839          2,984           (507)        68,689
  Operating                                                 15,616          7,291          3,752           (707)        25,952
  General and administrative                                15,664          8,588          2,050              -         26,302
  Amortization of intangibles                                   76          1,527            150              -          1,753
                                                     -------------- -------------- -------------- -------------- --------------
Operating income                                            11,622          1,071          1,090              -         13,783
Equity in income of subsidiaries                             1,767              -              -         (1,767)             -
Interest (expense) income, net                              (4,649)            37              1              -         (4,611)
Other (expense) income, net                                     (5)           419             14              -            428
                                                     -------------- -------------- -------------- -------------- --------------
Income before income taxes                                   8,735          1,527          1,105         (1,767)         9,600
Provision for income taxes                                   2,852            321            544              -          3,717
                                                     -------------- -------------- -------------- -------------- --------------
Net income                                            $      5,883   $      1,206   $        561   $     (1,767)  $      5,883
                                                     ============== ============== ============== ============== ==============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands)

                                                                         Six months ended December 31, 2005
                                                     --------------------------------------------------------------------------
                                                                       Guarantor    Nonguarantor                  Consolidated
                                                         Parent      Subsidiaries   Subsidiaries   Eliminations      Total
                                                     -------------- -------------- -------------- -------------- --------------
Revenues                                              $    193,773   $     79,174   $     54,425   $     (9,714)  $    317,658
Expenses:
  Marketing                                                103,781         34,835         20,631         (9,078)       150,169
  Operating                                                 34,055         17,715         19,207           (636)        70,341
  General and administrative                                34,283         15,025          8,673              -         57,981
  Amortization of intangibles                                   85          3,003          1,545              -          4,633
                                                     -------------- -------------- -------------- -------------- --------------
Operating income                                            21,569          8,596          4,369              -         34,534
Equity in income of subsidiaries                             8,547              -              -         (8,547)             -
Interest (expense) income, net                              (9,506)           299            363              -         (8,844)
Other income (expense), net                                     13           (235)            61              -           (161)
                                                     -------------- -------------- -------------- -------------- --------------
Income before income taxes                                  20,623          8,660          4,793         (8,547)        25,529
Provision for income taxes                                   4,318          3,128          1,778              -          9,224
                                                     -------------- -------------- -------------- -------------- --------------
Net income                                            $     16,305   $      5,532   $      3,015   $     (8,547)  $     16,305
                                                     ============== ============== ============== ============== ==============


                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (In thousands)

                                                                         Six months ended December 31, 2004
                                                     --------------------------------------------------------------------------
                                                                       Guarantor    Nonguarantor                  Consolidated
                                                         Parent      Subsidiaries   Subsidiaries   Eliminations      Total
                                                     -------------- -------------- -------------- -------------- --------------
Revenues                                              $    188,636   $     69,822   $     15,346   $     (1,702)  $    272,102
Expenses:
  Marketing                                                 99,872         33,404          4,452           (507)       137,221
  Operating                                                 30,748         14,480          6,129         (1,195)        50,162
  General and administrative                                31,178         16,769          2,960              -         50,907
  Amortization of intangibles                                   76          3,071            150              -          3,297
                                                     -------------- -------------- -------------- -------------- --------------
Operating income                                            26,762          2,098          1,655              -         30,515
Equity in income of subsidiaries                             2,587              -              -         (2,587)             -
Interest (expense) income, net                              (9,349)            91              4              -         (9,254)
Other (expense) income, net                                    (98)           355             36              -            293
                                                     -------------- -------------- -------------- -------------- --------------
Income before income taxes                                  19,902          2,544          1,695         (2,587)        21,554
Provision for income taxes                                   6,423            842            810              -          8,075
                                                     -------------- -------------- -------------- -------------- --------------
Net income                                            $     13,479   $      1,702   $        885   $     (2,587)  $     13,479
                                                     ============== ============== ============== ============== ==============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)

                                                                         Six months ended December 31, 2005
                                                     --------------------------------------------------------------------------
                                                                       Guarantor    Nonguarantor                  Consolidated
                                                         Parent      Subsidiaries   Subsidiaries   Eliminations      Total
                                                     -------------- -------------- -------------- -------------- --------------
Net cash provided by (used in) operating activities   $     15,537   $      6,939   $        887   $     (8,547)  $     14,816

Investing activities
  Acquisition of fixed assets                               (3,538)          (885)        (2,095)             -         (6,518)
  Purchases of short-term investments                      (50,325)             -              -              -        (50,325)
  Sales of short-term investments                           49,452            378              -              -         49,830
  Acquisitions of businesses, net of cash acquired         (14,717)          (224)            (1)             -        (14,942)
  Investment in subsidiaries                                (8,547)             -              -          8,547              -
                                                     -------------- -------------- -------------- -------------- --------------
Net cash (used in) provided by investing activities        (27,675)          (731)        (2,096)         8,547        (21,955)
                                                     -------------- -------------- -------------- -------------- --------------

Financing activities
  Net proceeds from issuance of stock                        2,729              -              -              -          2,729
  Excess tax benefit from stock-based compensation             560              -              -              -            560
  Treasury stock purchases                                  (5,995)             -              -              -         (5,995)
  Payments of long-term obligations                           (195)             -           (197)             -           (392)
                                                     -------------- -------------- -------------- -------------- --------------
Net cash used in financing activities                       (2,901)             -           (197)             -         (3,098)
                                                     -------------- -------------- -------------- -------------- --------------
Effect of exchange rate changes on
 cash and cash equivalents                                       -            131            326              -            457
                                                     -------------- -------------- -------------- -------------- --------------
Net (decrease) increase in cash and cash equivalents       (15,039)         6,339         (1,080)             -         (9,780)
Cash and cash equivalents at beginning of year              24,366         29,821         10,169              -         64,356
                                                     -------------- -------------- -------------- -------------- --------------
Cash and cash equivalents at end of period            $      9,327   $     36,160   $      9,089   $          -   $     54,576
                                                     ============== ============== ============== ============== ==============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)

                                                                         Six months ended December 31, 2004
                                                     --------------------------------------------------------------------------
                                                                       Guarantor    Nonguarantor                  Consolidated
                                                         Parent      Subsidiaries   Subsidiaries   Eliminations      Total
                                                     -------------- -------------- -------------- -------------- --------------
Net cash provided by (used in) operating activities   $    101,300   $    (82,693)  $     (1,394)  $     (2,587)  $     14,626

Investing activities
  Acquisition of fixed assets                               (3,495)          (538)          (306)             -         (4,339)
  Purchases of short-term investments                     (368,533)             -              -              -       (368,533)
  Sales of short-term investments                          425,691            221              -              -        425,912
  Acquisitions of businesses, net of cash acquired        (111,322)        93,937          1,288              -        (16,097)
  Investment in subsidiaries                                (2,587)             -              -          2,587              -
                                                     -------------- -------------- -------------- -------------- --------------
Net cash (used in) provided by investing activities        (60,246)        93,620            982          2,587         36,943
                                                     -------------- -------------- -------------- -------------- --------------

Financing activities
  Net proceeds from issuance of stock                        6,237              -              -              -          6,237
  Treasury stock purchases                                  (8,396)             -              -              -         (8,396)
  Debt issuance costs                                         (750)             -              -              -           (750)
  Payments of long-term obligations                           (161)           (13)           (30)             -           (204)
                                                     -------------- -------------- -------------- -------------- --------------
Net cash used in financing activities                       (3,070)           (13)           (30)             -         (3,113)
                                                     -------------- -------------- -------------- -------------- --------------
Effect of exchange rate changes on
 cash and cash equivalents                                       -           (291)           526              -            235
                                                     -------------- -------------- -------------- -------------- --------------
Net increase in cash and cash equivalents                   37,984         10,623             84              -         48,691
Cash and cash equivalents at beginning of year              18,251         26,657          2,258              -         47,166
                                                     -------------- -------------- -------------- -------------- --------------
Cash and cash equivalents at end of period            $     56,235   $     37,280   $      2,342   $          -   $     95,857
                                                     ============== ============== ============== ============== ==============

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

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended June 30, 2005, which describes, among other things, the Company's basic business model and critical accounting policies.

The Company has three reportable business segments: Marketing Services, Personals and Management Services. During the quarter ended December 31, 2005, the Management Services business segment became reportable due to the increase in its assets. The Management Services business segment provides management services to healthcare professionals throughout the United States. For additional information about these reportable business segments, see Note 13 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

The results of My Choice Medical Holdings, Inc. ("MCM") and Bargain Network, Inc. ("Bargain") (collectively the "Acquired Companies") have been included in the consolidated results since their acquisitions on January 1, 2005 and November 30, 2004, respectively.

Adjusted EBITDA and EBITDA are used by the Company's management to evaluate the performance of its business. A discussion of Adjusted EBITDA can be found in "Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q. A description and reconciliation of net income to EBITDA and Adjusted EBITDA are disclosed in "Reconciliation of Non-GAAP Measures" in this Quarterly Report on Form 10-Q.

                                                                   Percent                                Percent
                                          Three months ended      Increase/       Six months ended       Increase/
                                             December 31,        (Decrease)          December 31,       (Decrease)
                                      -----------------------------------------------------------------------------
(Dollars in millions)                     2005         2004      '05 vs.'04      2005         2004      '05 vs.'04
                                      ------------ ------------ ------------ ------------ ------------ ------------
Revenues                               $    160.1   $    136.5        17%     $    317.6   $    272.1        17%

Marketing expenses                           76.3         68.7        11%          150.2        137.2         9%
Operating expenses                           35.2         25.9        36%           70.3         50.2        40%
General and administrative expenses          29.5         26.3        12%           58.0         50.9        14%
Amortization of intangibles                   2.2          1.8        22%            4.6          3.3        39%
                                      ------------ ------------ ------------ ------------ ------------ ------------

Operating income                             16.9         13.8        22%           34.5         30.5        13%
Interest expense, net                        (4.4)        (4.6)      (4)%           (8.8)        (9.2)      (4)%
Other (expense) income, net                  (0.1)         0.4     (125)%           (0.2)         0.3     (167)%
                                      ------------ ------------ ------------ ------------ ------------ ------------

Income before income taxes                   12.4          9.6        29%           25.5         21.6        18%
Provision for income taxes                    4.7          3.7        27%            9.2          8.1        14%
                                      ------------ ------------ ------------ ------------ ------------ ------------

Net income                             $      7.7   $      5.9        31%     $     16.3   $     13.5        21%
                                      ============ ============ ============ ============ ============ ============


EBITDA                                 $     23.0   $     18.7        23%     $     47.0   $     40.1        17%
                                      ============ ============ ============ ============ ============ ============

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth revenue by payment plan and by segment (in millions):

                                                                   Percent                                Percent
                                          Three months ended      Increase/       Six months ended       Increase/
                                             December 31,        (Decrease)          December 31,       (Decrease)
                                      -----------------------------------------------------------------------------
Revenues                                  2005         2004      '05 vs.'04      2005         2004      '05 vs.'04
                                      ------------ ------------ ------------ ------------ ------------ ------------
Monthly payment plans                  $     86.7   $     56.0        55%     $    169.8   $    105.5        61%
Annual payment plans:
  Initial year                                8.2         14.9      (45)%           17.8         33.9      (47)%
  Renewal year                               29.7         40.0      (26)%           60.8         81.9      (26)%
Other                                         9.9          7.8        27%           17.9         14.7        22%
                                      ------------ ------------ ------------ ------------ ------------ ------------
  Total Marketing Services                  134.5        118.7        13%          266.3        236.0        13%
Personals                                    18.6         17.8         4%           37.1         36.1         3%
Management Services                           7.0            -         NM           14.2            -         NM
                                      ------------ ------------ ------------ ------------ ------------ ------------
  Total                                $    160.1   $    136.5        17%     $    317.6   $    272.1        17%
                                      ============ ============ ============ ============ ============ ============

For the Three Months Ended December 31, 2005 and 2004

Revenues increased $23.6 million, or 17%, in the 2006 fiscal second quarter primarily due to the inclusion of revenues from the Acquired Companies. Excluding revenues from the Acquired Companies, revenues would have increased 8% due to an increase in Marketing Services revenues, as discussed below. Net active members and customers increased 3% to 6.4 million at December 31, 2005 from 6.2 million at December 31, 2004.

Marketing Services revenues increased $15.8 million, or 13%, in the 2006 fiscal second quarter due to the inclusion of revenues from Bargain. Excluding revenues from Bargain, total marketing services revenues would have increased 9% due to a 47% increase in revenues from members enrolled in monthly payment plans partially offset by a 31% decrease in revenue from members enrolled in annual payment plans. The increase in revenues from monthly payment plans was due to a 31% increase in average monthly members billed and an 11% increase in the monthly member price point. Revenues from members enrolled in annual payment plans continue to decrease for both initial year members and renewal members due to the continued shift to enrolling new members in monthly payment programs as well as the attrition of the annual renewal base.

Personals revenues increased $0.8 million, or 4%, in the 2006 fiscal second quarter primarily due to the incremental revenue generated from Lavalife's growing mobile service. Management Services revenues represent the revenues from MCM.

Marketing expenses increased $7.6 million, or 11%, in the 2006 fiscal second quarter and as a percent of revenues, were 48% this year versus 50% last year. The increase in marketing expenses was due to the inclusion of costs incurred by the Acquired Companies as well as an increase in online marketing efforts which resulted in increased revenues, as discussed above. The decrease in marketing expenses as a percent of revenues was due to increased price points and synergies realized from our Acquired Companies.

Operating expenses increased $9.3 million, or 36%, in the 2006 fiscal second quarter and as a percent of revenues, were 22% this year versus 19% last year. These increases were due to the inclusion of expenses incurred by the Acquired Companies in addition to increased costs of servicing the higher member and customer base. The Acquired Companies have a higher proportion of their cost structure included as operating expenses which resulted in an increase in the operating expense ratio.

General and administrative expenses increased $3.2 million, or 12%, in the 2006 fiscal second quarter and included a $1.1 million charge related to the adoption of Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" ("SFAS 123R"). Excluding this expense, general and administrative expenses would have increased $2.1 million, or 8%, and as a percent of revenues, would have been 18% this quarter versus 19% in the prior year quarter. The increase in general and administrative expenses was due to the inclusion of expenses incurred by the Acquired Companies. General and administrative expenses decreased as a percent of revenue due to leveraging expenses with the increased revenue.

Amortization of intangible assets increased $0.4 million, or 22%, in the 2006 fiscal second quarter due to amortization expense related to the Acquired Companies.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating income increased $3.1 million, or 22%, in the 2006 fiscal second quarter and as a percent of revenues, was 11% this year and 10% last year, primarily due to the inclusion of the Acquired Companies' results of operations and a 2% improvement in marketing margin as a percent of revenue, as discussed above.

Interest expense, net decreased $0.2 million, or 4%, in the 2006 fiscal second quarter and included $3.6 million of interest expense related to the 9.25% Senior Notes and $1.2 million of interest expense related to the 5.5% Convertible Notes.

The provision for income taxes increased $1.0 million, or 27%, in the 2006 fiscal second quarter and was based on an effective tax rate of 38.0% this year versus 38.7% last year.

EBITDA increased 23% to $23.0 million in the 2006 fiscal second quarter from $18.7 million in the 2005 fiscal second quarter due to the improvement in the marketing margin discussed above and the inclusion of the Acquired Companies' results. As a percent of revenues, EBITDA was 14% this year and last year. The 2006 fiscal second quarter included a $1.1 million charge related to the adoption of SFAS 123R. Excluding this charge, EBITDA would have been 15% of revenue this year versus 14% last year. Marketing Services EBITDA increased 19% to $27.1 million in the 2006 fiscal second quarter from $22.8 million in the 2005 fiscal second quarter due to increased price points and synergies realized from our Acquired Companies. Personals EBITDA increased 55% to $1.7 million in the 2006 fiscal second quarter from $1.1 million in the 2005 fiscal second quarter due to Lavalife's growing mobile service business and cost containment. Management Services EBITDA was $0.6 million and represented the results of MCM. Corporate EBITDA decreased 23% to $(6.4) million in the 2006 fiscal second quarter from $(5.2) million in the 2005 fiscal second quarter due to the adoption of SFAS 123R.

For the Six Months Ended December 31, 2005 and 2004

Revenues increased $45.5 million, or 17%, in the six months ended December 31, 2005 primarily due to the inclusion of revenues from the Acquired Companies. Excluding revenues from the Acquired Companies, revenues would have increased 6% due to an increase in Marketing Services' revenues, as discussed below. Net active members and customers increased 3% to 6.4 million at December 31, 2005 from 6.2 million at December 31, 2004.

Marketing Services revenues increased $30.3 million, or 13%, in the six months ended December 31, 2005 due to the inclusion of revenues from Bargain. Excluding revenues from Bargain, total marketing services revenues would have increased 7% due to a 49% increase in revenues from members enrolled in monthly payment plans partially offset by a 32% decrease in revenues from members enrolled in annual payment plans. The increase in revenues from monthly payment plans was due to a 34% increase in average monthly members billed and a 10% increase in the monthly member price point. Revenues from members enrolled in annual payment plans continue to decrease for both initial year members and renewal members due to the continued shift to enrolling new members in monthly payment programs as well as the attrition of the annual renewal base.

Personals revenues increased $1.0 million, or 3%, in the six months ended December 31, 2005 primarily due to the incremental revenue generated from Lavalife's growing mobile service. Management Services revenues represent the revenues from MCM.

Marketing expenses increased $13.0 million, or 9%, in the six months ended December 31, 2005 and as a percent of revenues, were 47% this year versus 50% last year. The increase in marketing expenses was due to the inclusion of costs incurred by the Acquired Companies as well as an increase in online marketing efforts which resulted in increased revenues, as discussed above. The decrease in marketing expenses as a percent of revenues was primarily due to increased price points and synergies realized from our Acquired Companies.

Operating expenses increased $20.1 million, or 40%, in the six months ended December 31, 2005 and as a percent of revenues, were 22% this year versus 18% last year. The increased level of operating expenses was primarily due to the inclusion of expenses incurred by the Acquired Companies in addition to the increased costs of servicing the higher member and customer base. The increase as a percent of revenue was primarily due to the inclusion of the Acquired Companies which have a higher proportion of their cost structure included as operating expenses resulting in an increase in the operating expense ratio.

General and administrative expenses increased $7.1 million, or 14%, in the six months ended December 31, 2005 and included a $2.3 million charge related to the adoption of SFAS 123R. Excluding this expense, general and administrative

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenses would have increased $4.8 million, or 9%, and as a percent of revenues, would have been 18% this year versus 19% in the prior year. This increase in general and administrative expenses was primarily due to the inclusion of expenses incurred by the Acquired Companies. General and administrative expenses decreased as a percent of revenue due to leveraging expenses with the increased revenue.

Amortization of intangible assets increased $1.3 million, or 39%, in the six months ended December 31, 2005 due to amortization expense related to the Acquired Companies.

Operating income increased $4.0 million, or 13%, in the six months ended December 31, 2005 primarily due to the 3% improvement in marketing margin as a percent of revenue discussed above and the inclusion of the Acquired Companies' results of operations. As a percent of revenues, operating income was 11% this year and last year.

Interest expense, net decreased $0.4 million, or 4%, in the six months ended December 31, 2005 and included $7.1 million interest expense related to the 9.25% Senior Notes and $2.5 million of interest expense related to the 5.5% Convertible Notes.

The provision for income taxes increased $1.1 million, or 14%, in the six months ended December 31, 2005 and was based on an effective tax rate of 36.1% this year versus 37.5% last year. The effective tax rate decreased from the prior year primarily due to the favorable impact of the foreign operations on our tax rate.

EBITDA increased 17% to $47.0 million in the six months ended December 31, 2005 from $40.1 million in the six months ended December 31, 2004 primarily due to the improvement in the marketing margin discussed above and inclusion of the Acquired Companies' results. As a percent of revenues, EBITDA was 15% this year and last year. The six months ended December 31, 2005 included a $2.3 million charge related to the adoption of SFAS 123R. Excluding this charge, EBITDA would have been 16% of revenue this year versus 15% last year. Marketing Services EBITDA increased 15% to $54.1 million in the six months ended December 31, 2005 from $47.0 million in the six months ended December 31, 2004 due to increased price points and synergies realized from our Acquired Companies. Personals EBITDA increased 18% to $4.0 million in the six months ended December 31, 2005 from $3.4 million in the six months ended December 31, 2004 due to Lavalife's growing mobile service business and cost containment. Management Services EBITDA was $1.3 million in the six months ended December 31, 2005. Corporate EBITDA decreased 20% to $(12.4) million in the six months ended December 31, 2005 from $(10.3) million in the six months ended December 31, 2004 due to the adoption of FAS 123R.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities is an important measure used to understand the Company's liquidity. Net cash provided by operating activities increased to $14.8 million in the six months ended December 31, 2005 from $14.6 million in the six months ended December 31, 2004. Management believes it is useful to analyze the components of net cash provided by operating activities as follows: Revenue before deferral, marketing costs before deferral, operating expenses, general and administrative expenses, Adjusted EBITDA and changes in assets and liabilities. For definitions and reconciliations of revenue before deferral, marketing costs before deferral and Adjusted EBITDA, refer to the discussion in "Reconciliation of Non-GAAP Measures" in this Quarterly Report on Form 10-Q.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below summarizes the components of revenues before deferral (in millions):

                                                                     Percent
                                             Six months ended       Increase/
                                               December 31,        (Decrease)
                                        --------------------------------------
Revenues before deferral                    2005         2004      '05 vs.'04
                                        ------------ ------------ ------------
Monthly payment plans                    $    172.0   $    108.2        59%
Annual payment plans:
  Initial year                                 14.1         20.3      (31)%
  Renewal year                                 52.2         73.5      (29)%
Other                                          17.8         14.5        23%
                                        ------------ ------------ ------------
  Total Marketing Services                    256.1        216.5        18%
Personals                                      37.0         36.2         2%
Management Services                            13.9            -         NM
                                        ------------ ------------ ------------
  Total                                  $    307.0   $    252.7        21%
                                        ============ ============ ============

Revenues before deferral increased 21% to $307.0 million in the six months ended December 31, 2005 due to a 10% growth in revenues before deferral in the existing business and the inclusion of revenues before deferral generated by the Acquired Companies. Revenues before deferral from monthly payment plans increased 59% due to a 39% increase in average monthly members billed to 2.1 million in the six months ended December 31, 2005 and a 14% increase in the monthly weighted average program price point which increased to $13.69 for the six months ended December 31, 2005. The average monthly members billed increased due to the increase in the mix of new members enrolled in monthly payment plan programs, which was 88% during the six months ended December 31, 2005 and 83% during the six months ended December 31, 2004. Revenues before deferral from annual payment plans declined due to the continued shift to enrolling new members in monthly payment programs as well as the attrition of the annual renewal base. The new annual weighted average program price points were $109 and $106 for the six months ended December 31, 2005 and 2004, respectively. Personals revenues before deferral increased 2% from the prior year due to increased revenues before deferral related to mobile services. Management Services revenues before deferral represent the revenues from MCM in the six months ended December 31, 2005.

Marketing costs before deferral were $144.2 million and $128.5 million for the six months ended December 31, 2005 and 2004, respectively. As a percent of revenue before deferral, marketing costs before deferral were 47% and 51% in the fiscal 2006 and 2005 year to date periods, respectively. The improved ratio is due to increased price points, more efficient marketing spending and better retention in certain sectors of our business. Marketing costs before deferral increased 12% in the six months ended December 31, 2005 primarily due to the inclusion of marketing costs before deferral from the Acquired Companies.

Marketing margin before deferral was $162.8 million and $124.2 million for the six months ended December 31, 2005 and 2004, respectively. The effect of the increase in marketing margin before deferral in the fiscal 2006 year to date period on net cash provided by operating activities was partially offset by increased operating and general and administrative expenses and resulted in a $13.0 million, or 44%, increase in Adjusted EBITDA to $42.4 million for the six months ended December 31, 2005 from $29.4 million for the six months ended December 31, 2004. The increase in Adjusted EBITDA was primarily driven by the Marketing Services segment. The table below presents Adjusted EBITDA by segment.

                                                                     Percent
                                             Six months ended       Increase/
                                               December 31,        (Decrease)
                                        --------------------------------------
Adjusted EBITDA                             2005         2004      '05 vs.'04
                                        ------------ ------------ ------------
Marketing Services                       $     49.9   $     36.2        38%
Personals                                       3.9          3.5        11%
Management Services                             1.0            -         NM
Corporate                                     (12.4)       (10.3)     (20)%
                                        ------------ ------------ ------------
Total                                    $     42.4   $     29.4        44%
                                        ============ ============ ============

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in assets and liabilities used $12.9 million of cash in the six months ended December 31, 2005 compared to $3.2 million in the six months ended December 31, 2004. The use of cash in fiscal 2006 primarily related to the timing of trade and tax payments during the period and the $5.5 million arbitration award payment made during the December 2005 quarter.

Capital expenditures were $6.5 million and $4.3 million in the 2006 and 2005 year to date periods, respectively. As a result, free cash flow, defined as operating cash flow less capital expenditures, was $8.3 million for the six months ended December 31, 2005 compared to $10.3 million for the prior year period.

Net cash (used in) provided by investing activities was $(22.0) million and $36.9 million in the six months ended December 31, 2005 and 2004, respectively. Net cash used in investing activities in the six months ended December 31, 2005 primarily reflected $14.9 million used in connection with the Company's recent acquisitions. Net cash provided by investing activities in the six months ended December 31, 2004 primarily reflected $57.4 million of net proceeds from sales of short-term investments and $16.1 million related to business acquisitions.

Net cash used in financing activities was $3.1 million in both fiscal 2006 and 2005 six-month periods. Net cash used in financing activities in 2006 principally reflected the use of $6.0 million to repurchase the Company's stock, which was partially offset by $2.7 million of proceeds from the exercise of stock options and $0.6 million of excess tax benefit from stock-based compensation. Net cash used in financing activities in 2005 principally reflected the use of $8.4 million to repurchase the Company's stock, which was partially offset by proceeds from the exercise of stock options of $6.2 million.

Credit Facility
The Company has a senior secured credit facility, which allows borrowings of up to $45.0 million. Borrowings under the senior secured credit facility accrue interest at either the Eurodollar rate, or the higher of the Prime rate or the Federal Funds rate plus an applicable margin. As of December 31, 2005, the effective interest rate for borrowings under the senior secured credit facility was 7.25%. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on additional borrowings and potential restrictions on additional stock repurchases. As of December 31, 2005, the Company was in compliance with all such debt covenants. The bank credit facility matures on March 23, 2006 and management expects it to be renewed or replaced during the third quarter of fiscal 2006.

Stock Repurchase Program
The Company purchased 164,800 shares of its common stock for $6.0 million at an average price of $36.38 per share during 2006 compared to 314,500 shares for $8.2 million at an average price of $26.05 per share in 2005. The Company utilized cash from operations, stock issuances and the issuance of the Convertible Notes and Senior Notes to repurchase shares in fiscal 2006 and 2005.

As of December 31, 2005, the Company had 0.7 million shares available for repurchase under its stock repurchase program.

Other
As of December 31, 2005, the Company had cash, cash equivalents and short-term investments of $75.7 million in addition to its senior secured credit facility. The Company believes that existing cash and short-term investment balances and funds available under its senior secured credit facility together with cash generated from operations will be sufficient to meet its funding requirements for the foreseeable future.

The Company expects to incur capital expenditures of $15.0 million in fiscal 2006. In addition, contingent payments related to the acquisition of MCM of up to $56.0 million may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved during the three calendar years ending December 31, 2007. As of December 31, 2005, the Company expects to pay $10.5 million during fiscal 2006 related to these contingent payments. The Company intends to utilize cash on hand, short-term investments and cash generated from operations to fulfill payment obligations during 2006.

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

Revenues before deferral are calculated as follows (in millions):

                                               Six months ended
                                                 December 31,
                                          --------------------------
                                              2005          2004
                                          ------------  ------------
Revenues                                   $    317.6    $    272.1
Change in deferred revenues                     (10.6)        (19.4)
                                          ------------  ------------
Revenues before deferral                   $    307.0    $    252.7
                                          ============  ============

Marketing costs before deferral are calculated as follows (in millions):

                                               Six months ended
                                                 December 31,
                                          --------------------------
                                              2005          2004
                                          ------------  ------------
Marketing expenses                         $    150.2    $    137.2
Change in deferred marketing costs               (6.0)         (8.7)
                                          ------------  ------------
Marketing costs before deferral            $    144.2    $    128.5
                                          ============  ============

Adjusted EBITDA and EBITDA are used by the Company's management to evaluate the year over year performance of its business and to measure that performance compared with internal budgets. Additionally, Adjusted EBITDA is used to determine compensation under the Company's management incentive plans.

Adjusted EBITDA is useful to management and investors because it eliminates the effects of interest and other expense, income taxes, non-cash depreciation of tangible assets and non-cash amortization of intangible assets and the amortization related to the recognition of GAAP revenues and GAAP marketing expenses and therefore includes only membership fees billed in the current reporting period less an allowance for cancellations and marketing costs paid or accrued in the current reporting period. Adjusted EBITDA is reconciled to net cash provided by operating activities because the Company believes that it is the most directly comparable liquidity measure. Adjusted EBITDA is also reconciled to net income because it is also used by the Company's management as a performance measure. EBITDA is useful to management and investors because it eliminates the effects of interest and other expense, income taxes, non-cash depreciation of tangible assets and non-cash amortization of intangible assets and is calculated using revenues and marketing expenses. EBITDA is reconciled to net income because the Company believes that it is the most directly comparable GAAP measure.

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

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles net cash provided by operating activities to Adjusted EBITDA (in millions):

                                                          Six months ended
                                                            December 31,
                                                     --------------------------
                                                         2005          2004
                                                     ------------  ------------
Net cash provided by operating activities             $     14.8    $     14.6
Changes in assets and liabilities (use of cash)             12.9           3.2
Interest and other expense, net (to be paid in cash)         8.5           8.1
Taxes                                                        8.3           3.9
Stock compensation expense                                  (2.3)            -
Other                                                        0.2          (0.4)
                                                     ------------  ------------
Adjusted EBITDA                                       $     42.4    $     29.4
                                                     ============  ============

The following tables reconcile net income to EBITDA and Adjusted EBITDA (in millions):

                                                        Three months ended December 31, 2005
                                            -----------------------------------------------------------
                                             Marketing              Management
                                              Services   Personals   Services    Corporate     Total
                                            ----------- ----------- ----------- ----------- -----------
Net income                                                                                   $     7.7
Interest and other expense, net (1)                                                                4.5
Provision for income taxes (1)                                                                     4.7
                                                                                            -----------
Operating income (expense)                   $    24.1   $    (0.7)  $     0.2   $    (6.7)  $    16.9
Depreciation and amortization                      3.0         2.4         0.4         0.3         6.1
                                            ----------- ----------- ----------- ----------- -----------
EBITDA                                       $    27.1   $     1.7   $     0.6   $    (6.4)  $    23.0
                                            =========== =========== =========== =========== ===========


                                                        Three months ended December 31, 2004
                                            -----------------------------------------------------------
                                             Marketing              Management
                                              Services   Personals   Services    Corporate     Total
                                            ----------- ----------- ----------- ----------- -----------
Net income                                                                                   $     5.9
Interest and other expense, net (1)                                                                4.2
Provision for income taxes (1)                                                                     3.7
                                                                                            -----------
Operating income (expense)                   $    20.3   $    (1.2)  $       -   $    (5.3)  $    13.8
Depreciation and amortization                      2.5         2.3           -         0.1         4.9
                                            ----------- ----------- ----------- ----------- -----------
EBITDA                                       $    22.8   $     1.1   $       -   $    (5.2)  $    18.7
                                            =========== =========== =========== =========== ===========


                                                         Six months ended December 31, 2005
                                            -----------------------------------------------------------
                                             Marketing              Management
                                              Services   Personals   Services    Corporate     Total
                                            ----------- ----------- ----------- ----------- -----------
Net income                                                                                   $    16.3
Interest and other expense, net (1)                                                                9.0
Provision for income taxes (1)                                                                     9.2
                                                                                            -----------
Operating income (expense)                   $    47.8   $    (0.8)  $     0.5   $   (13.0)  $    34.5
Depreciation and amortization                      6.3         4.8         0.8         0.6        12.5
                                            ----------- ----------- ----------- ----------- -----------
EBITDA                                            54.1         4.0         1.3       (12.4)       47.0
Change in deferred revenues                      (10.2)       (0.1)       (0.3)          -       (10.6)
Change in deferred marketing                       6.0           -           -           -         6.0
                                            ----------- ----------- ----------- ----------- -----------
Adjusted EBITDA                              $    49.9   $     3.9   $     1.0   $   (12.4)  $    42.4
                                            =========== =========== =========== =========== ===========

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                         Six months ended December 31, 2004
                                            -----------------------------------------------------------
                                             Marketing              Management
                                              Services   Personals   Services    Corporate     Total
                                            ----------- ----------- ----------- ----------- -----------
Net income                                                                                   $    13.5
Interest and other expense, net (1)                                                                8.9
Provision for income taxes (1)                                                                     8.1
                                                                                            -----------
Operating income (expense)                   $    42.3   $    (1.3)  $       -   $   (10.5)  $    30.5
Depreciation and amortization                      4.7         4.7           -         0.2         9.6
                                            ----------- ----------- ----------- ----------- -----------
EBITDA                                            47.0         3.4           -       (10.3)       40.1
Change in deferred revenues                      (19.5)        0.1           -           -       (19.4)
Change in deferred marketing                       8.7           -           -           -         8.7
                                            ----------- ----------- ----------- ----------- -----------
Adjusted EBITDA                              $    36.2   $     3.5   $       -   $   (10.3)  $    29.4
                                            =========== =========== =========== =========== ===========

1) Management does not allocate interest and other expense, net nor does it allocate provision for income taxes to the individual segments.

Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow is important because it represents the cash that is available to a company to pursue opportunities that enhance shareholder value, such as make acquisitions, reduce debt and develop new products. The following table reconciles operating cash flow to free cash flow (in millions):

                                                  Six months ended
                                                    December 31,
                                             --------------------------
                                                 2005          2004
                                             ------------  ------------
Net cash provided by operating activities     $     14.8    $     14.6
Capital expenditures                                (6.5)         (4.3)
                                             ------------  ------------
Free cash flow                                $      8.3    $     10.3
                                             ============  ============

COMMITMENTS

The Company is not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward-Looking Statements in this Quarterly Report on Form 10-Q. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of December 31, 2005 are as follows (in millions):

                                                Payments Due by Period
                           ----------------------------------------------------------------
                                         Less than                                After 5
                               Total       1 year     1 - 3 years  3 - 5 years     years
                           ------------ ------------ ------------ ------------ ------------
Operating leases            $     53.1   $      9.3   $     17.2   $     13.2   $     13.4
Capital leases                     1.7          0.8          0.9            -            -
Long-term debt                   240.0            -            -         90.0        150.0
Purchase obligations              24.8         22.3          2.5            -            -
Other (1)                        157.8         29.4         37.7         38.0         52.7
                           ------------ ------------ ------------ ------------ ------------
Total payments due          $    477.4   $     61.8   $     58.3   $    141.2   $    216.1
                           ============ ============ ============ ============ ============

(1) Includes interest payments on long-term debt, pension obligations and expected contingent payments related to the MCM acquisition.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and management's beliefs and assumptions. These forward-looking statements include statements that do not relate solely to historical or current facts and can be identified by the use of words such as

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"believe," "expect," "estimate," "project," "continue" or "anticipate." These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are intended to qualify for the safe harbor provisions from liability provided by the Private Securities Litigation Reform Act of 1995.

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

The Company cautions that these factors are not exclusive. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by federal securities law, the Company has no obligation and does not intend to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

                              VERTRUE INCORPORATED

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Interest Rate
The Company has a senior secured credit facility which allows borrowings of up to $45.0 million. Borrowings under this senior secured credit facility accrue interest at either the Eurodollar rate or the higher of the Prime rate or the Federal Funds rate plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of December 31, 2005. As of December 31, 2005, the effective interest rate for borrowings under the senior secured credit facility was 7.25%. Management believes that an increase in the Eurodollar rate, the Prime rate or the Federal Funds rate would not be material to the Company's financial position or its results of operations. The bank credit facility matures on March 23, 2006 and management expects it to be renewed or replaced during the third quarter of fiscal 2006.

In addition, the Company has $90.0 million aggregate principal amount of 5.5% Convertible Notes due 2010 and $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Convertible Notes and the Senior Notes pay interest in cash semi-annually in arrears on April 1 and October 1. The fair value of the fixed interest instruments is affected by changes in interest rates and, with respect to the Convertible Notes, by changes in the Company's stock price and volatility. The Company does not currently hedge interest rates with respect to its outstanding debt. As of December 31, 2005, the carrying value of the Convertible Notes and the Senior Notes was $90.0 million and $147.9 million, respectively, and the fair value of the notes was $95.9 million and $155.2 million, respectively. Cash paid in connection with interest on the Convertible Notes and the Senior Notes in each of the next five years is expected to be $18.8 million assuming none of the notes is converted into equity.

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

Item 4.  Controls and Procedures
         -----------------------

Evaluation of disclosure controls and procedures
The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. The Company's disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries that is required to be disclosed in its reports under the Exchange Act is accumulated, communicated to the Chief Executive Officer and Chief Financial Officer and disclosed appropriately and timely in its reports under the Exchange Act.

Because a cost-effective control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, misstatements due to error or fraud may occur and not be detected. In addition, projections of any evaluation of

                              VERTRUE INCORPORATED

effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in internal control over financial reporting
During the second quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On October 17, 2005, the U.S. Supreme Court declined to review the Connecticut Supreme Court's May 10, 2005 decision against the Company to uphold an arbitration panel's award of $5.5 million in punitive damages and costs to MedValUSA Health Programs, Inc. Accordingly, the Company paid the full amount of the award in the quarter ending December 31, 2005. The Company recorded a one-time $5.5 million charge in the quarter ended June 30, 2005 related to this award. For additional information about the MedValUSA Health Programs, Inc. arbitration, refer to Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

The following table summarizes the shares of the Company's equity securities purchased by or on behalf of the Company:

                                                                                                               Maximum
                                                                                                              Number of
                                                                                      Total Number of      Shares that May
                                                 Total                               Shares Purchased          Yet Be
                                               Number of          Average Price     as Part of Publicly    Purchased Under
                                                 Shares               Paid            Announced Plans         the Plans
Period                                         Purchased            per Share         or Programs (1)         or Programs
------                                    -------------------  -------------------  -------------------  -------------------
October 1, 2005 to October 31, 2005                    2,200              $35.82                 2,200             773,130
November 1, 2005 to November 30, 2005                 67,600               37.27                67,600             705,530
December 1, 2005 to December 31, 2005                 45,100               36.58                45,100             660,430
                                          -------------------                       -------------------
Total                                                114,900               36.97               114,900             660,430
                                          ===================                       ===================

(1) In October 2004, the Board of Directors authorized an additional 1,000,000 shares, no expiration date, to be purchased under the Company's stock repurchase program originally authorized during fiscal 1997.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's 2005 Annual Meeting of Stockholders was held on November 17, 2005.

At the annual meeting, the following Directors were elected to the Board of Directors for a term of one year:

Name                                  For             Withheld
----                                  ---             --------
Alec L. Ellison                    8,745,784           279,372
Joseph E. Heid                     8,542,519           482,637
Gary A. Johnson                    8,826,661           198,495
Robert Kamerschen                  8,501,452           523,704
Michael T. McClorey                8,807,707           217,449
Edward M. Stern                    8,730,623           294,533
Marc S. Tesler                     8,542,519           482,637

                              VERTRUE INCORPORATED
                           PART II. OTHER INFORMATION

At the annual meeting, the following proposals were approved:

To approve an amendment to the 2004 Long-Term Incentive Plan:
For                                               6,699,578
Against                                             213,178
Abstain                                              13,445
Nonvotes                                          2,098,945

To approve the adoption of the 2005 Equity Incentive Plan:
For                                               3,972,914
Against                                           2,939,842
Abstain                                              13,455
Nonvotes                                          2,098,945

To ratify PricewaterhouseCoopers LLP as the independent auditors:
For                                               8,925,645
Against                                              99,511
Abstain                                                   0
Nonvotes                                                  0


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


                                    VERTRUE INCORPORATED
                                    (Registrant)


     Date: February 9, 2006         By: /s/ Gary A. Johnson
                                        ---------------------------------
                                        Gary A. Johnson, President, Chief
                                        Executive Officer and Director


           February 9, 2006         By: /s/ James B. Duffy
                                        ---------------------------------
                                        James B. Duffy, Executive Vice President
                                        and Chief Financial Officer (Principal
                                        Financial and Accounting Officer)