Form 10-Q
period 2006-03-31
VERTRUE INC
filed 2006-05-10
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 or
____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to_________.


                           Commission File No. 0-21527

                              VERTRUE INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                          06-1276882
------------------------                                     -------------------
(State of Incorporation)                                        (IRS Employer
                                                             Identification No.)


20 Glover Avenue
Norwalk, Connecticut                                                06850
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


                                 (203) 324-7635
                        ---------------------------------
                         (Registrant's telephone number,
                              including area code)


              680 Washington Boulevard, Stamford, Connecticut 06901
              -----------------------------------------------------
                 (Former address, if changed since last report)


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

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,827,000 shares of Common Stock, $0.01 par value as of April 28, 2006.

                              VERTRUE INCORPORATED
                               INDEX TO FORM 10-Q


     PART I.  FINANCIAL INFORMATION                                         PAGE

     Item 1.  Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31, 2006
              and June 30, 2005                                               1

              Consolidated Statements of Operations for the Three and Nine
              Months Ended March 31, 2006 and 2005                            2

              Consolidated Statements of Cash Flows for the Nine
              Months Ended March 31, 2006 and 2005                            3

              Notes to Condensed Consolidated Financial Statements            4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            19

              Forward Looking Statements                                     28

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk     29

     Item 4.  Controls and Procedures                                        29

     PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              31

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    31

     Item 5.  Other Information                                              31

     Item 6.  Exhibits                                                       31

     Signatures                                                              32

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                           March 31,   June 30,
                                                             2006        2005
                                                          ----------  ----------
                             Assets
Current assets:
  Cash and cash equivalents                               $  54,704   $  64,356
  Restricted cash                                             3,506       3,411
  Short-term investments                                     32,727      16,223
  Accounts receivable                                        16,034      12,559
  Prepaid membership materials                                3,362       2,557
  Prepaid expenses and other current assets                  15,445       8,695
  Deferred marketing costs                                   30,314      39,226
                                                          ----------  ----------
      Total current assets                                  156,092     147,027
  Fixed assets, net                                          41,353      39,062
  Goodwill                                                  212,670     201,499
  Intangible assets, net                                     39,952      46,476
  Other assets                                               15,848      13,098
                                                          ----------  ----------
      Total assets                                        $ 465,915   $ 447,162
                                                          ==========  ==========

             Liabilities and Shareholders' Deficit
Current liabilities:
  Current maturities of long-term obligations             $     749   $     686
  Accounts payable                                           41,049      42,077
  Accrued liabilities                                        86,960      82,157
  Deferred revenues                                          95,702     108,117
  Deferred income taxes                                       9,750       9,780
                                                          ----------  ----------
      Total current liabilities                             234,210     242,817
  Deferred income taxes                                       9,509       9,702
  Other long-term liabilities                                 8,053       5,257
  Long-term debt                                            237,939     237,814
                                                          ----------  ----------
      Total liabilities                                     489,711     495,590
                                                          ----------  ----------

Commitments and contingencies                                     -           -

Shareholders' deficit:
  Preferred stock, $0.01 par value -- 1,000 shares
   authorized; no shares issued                                   -           -
  Common stock, $0.01 par value -- 40,000 shares
   authorized; 20,112 shares issued (19,703 shares at
   June 30, 2005)                                               201         197
  Capital in excess of par value                            183,958     169,463
  Retained earnings                                          56,126      35,680
  Accumulated other comprehensive income (loss)                 202        (148)
  Treasury stock, 10,295 shares at cost (10,020 shares at
   June 30, 2005)                                          (264,283)   (253,620)
                                                          ----------  ----------
      Total shareholders' deficit                           (23,796)    (48,428)
                                                          ----------  ----------
      Total liabilities and shareholders' deficit         $ 465,915   $ 447,162
                                                          ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                    Three months ended       Nine months ended
                                         March 31,               March 31,
                                  ----------------------  ----------------------
                                     2006        2005        2006        2005
                                  ----------  ----------  ----------  ----------

Revenues                          $ 163,841   $ 148,995   $ 481,499   $ 421,097

Expenses:
  Marketing                          81,626      75,968     231,795     213,189
  Operating                          38,038      31,107     108,379      81,269
  General and administrative         31,337      27,914      89,318      78,821
  Amortization of intangibles         1,878       2,467       6,511       5,764
                                  ----------  ----------  ----------  ----------

Operating income                     10,962      11,539      45,496      42,054
Interest expense, net                (4,140)     (4,993)    (12,984)    (14,247)
Other income (expense), net              13          13        (148)        306
                                  ----------  ----------  ----------  ----------

Income before income taxes            6,835       6,559      32,364      28,113
Provision for income taxes            2,694       2,206      11,918      10,281
                                  ----------  ----------  ----------  ----------

Net income                        $   4,141   $   4,353   $  20,446   $  17,832
                                  ==========  ==========  ==========  ==========

Earnings per share:
  Basic                           $    0.43   $    0.44   $    2.11   $    1.77
                                  ==========  ==========  ==========  ==========
  Diluted                         $    0.38   $    0.40   $    1.78   $    1.55
                                  ==========  ==========  ==========  ==========

Weighted average common shares
 used in earnings per share
 calculations:
  Basic                               9,728       9,915       9,713      10,072
                                  ==========  ==========  ==========  ==========
  Diluted                            12,848      13,005      12,820      13,014
                                  ==========  ==========  ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Nine months ended
                                                                 March 31,
                                                          ----------------------
                                                             2006        2005
                                                          ----------  ----------
 Operating activities
    Net income                                            $  20,446   $  17,832
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Change in deferred revenues                           (12,641)    (24,309)
      Change in deferred marketing costs                      9,008      10,830
      Depreciation and amortization                          19,781      16,879
      Stock-based compensation                                3,362           -
      Deferred income taxes                                    (206)      3,516
      Excess tax benefit from stock-based compensation       (1,457)      1,545
      Other                                                    (639)        174

    Change in assets and liabilities:
      Restricted cash                                           (95)       (155)
      Accounts receivable                                    (3,475)     (2,894)
      Prepaid membership materials                             (805)        256
      Prepaid expenses                                       (1,397)     (1,424)
      Other assets                                           (8,904)     (1,158)
      Accounts payable                                         (798)      1,457
      Accrued and other liabilities                          15,383       2,007
                                                          ----------  ----------
 Net cash provided by operating activities                   37,563      24,556
                                                          ----------  ----------

 Investing activities
    Acquisition of fixed assets                             (14,862)     (7,407)
    Purchases of short-term investments                    (121,875)   (397,462)
    Sales of short-term investments                         106,383     491,548
    Acquisitions of businesses, net of cash acquired        (14,942)    (65,687)
                                                          ----------  ----------
 Net cash (used in) provided by investing activities        (45,296)     20,992
                                                          ----------  ----------

 Financing activities
    Net proceeds from issuance of stock                       7,400       9,795
    Excess tax benefit from stock-based compensation          1,457           -
    Treasury stock purchases                                (10,663)    (33,817)
    Debt issuance costs                                        (125)       (803)
    Payments of long-term obligations                          (519)       (373)
                                                          ----------  ----------
 Net cash used in financing activities                       (2,450)    (25,198)
                                                          ----------  ----------
 Effect of exchange rate changes on cash and cash
  equivalents                                                   531         212
                                                          ----------  ----------
 Net (decrease) increase in cash and cash equivalents        (9,652)     20,562
 Cash and cash equivalents at beginning of year              64,356      47,166
                                                          ----------  ----------
 Cash and cash equivalents at end of period               $  54,704   $  67,728
                                                          ==========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS
Vertrue Incorporated ("Vertrue" or the "Company") is a leading internet marketing services company. The Company gives consumers access to services that offer substantial discounts and convenience for important decisions in their everyday lives. The Company's services span healthcare, personal property, security/insurance, discounts and personals and are all offered online through an array of marketing channels. Vertrue is a premier marketing partner to corporate clients and its services enable partners to enhance market presence, strengthen customer affinity and generate additional value.

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and include the accounts of the Company, its wholly owned subsidiaries and variable interest entities required to be consolidated. All significant intercompany accounts and transactions have been eliminated. Such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

NOTE 3 - STOCK-BASED COMPENSATION
The Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS 123R") on July 1, 2005. SFAS 123R established the accounting for share-based compensation and requires companies to measure and recognize compensation expense for all share-based payments at fair value. Accordingly, share-based compensation cost is measured at grant date based on the fair value of the award and is recognized as expense over the requisite service period. The Company adopted the modified prospective application method as permitted by SFAS 123R.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS 123R, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) at the grant dates in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), the Company's pro forma net income and earnings per share would have been as follows for the three and nine months ended March 31, 2005 (in thousands, except per share data):

                                           Three months ended  Nine months ended
                                             March 31, 2005      March 31, 2005
                                           ------------------  -----------------
Net income reported                         $          4,353    $        17,832
Add: Stock-based employee compensation
 expense under the intrinsic value method,
 net of related tax effects                                -                  -
Deduct: Stock-based employee compensation
 expense under the fair value method, net
 of related tax effects (1)                              986              2,926
                                           ------------------  -----------------
Pro forma net income                        $          3,367    $        14,906
                                           ==================  =================

Earnings per share:
 As reported
   Basic                                    $           0.44    $          1.77
   Diluted                                  $           0.40    $          1.55
 Pro forma
   Basic                                    $           0.34    $          1.48
   Diluted                                  $           0.32    $          1.31

(1) Compensation expense was reduced for forfeitures as they occurred.

The Company evaluated its valuation method and assumptions in connection with SFAS 123R. The Company determined that the use of the Black-Scholes option-pricing model was appropriate and is consistent with the Company's pro forma disclosures under the fair value recognition provisions of SFAS 123. The Company believes it has used appropriate assumptions in accordance with SFAS 123R to estimate the fair value of its stock options and its employee stock purchase plan during the three and nine months ended March 31, 2006. The following weighted average assumptions were used to estimate the fair value of options granted:

                                           Three months ended  Nine months ended
                                                 March 31,          March 31,
                                           ------------------  -----------------
Black-Scholes Option Valuation Assumptions   2006      2005      2006     2005
------------------------------------------ --------  --------  -------- --------
Dividend yield                                0.0%      0.0%      0.0%     0.0%
Expected volatility (1)                        57%       61%       64%      66%
Risk free interest rate (2)                   4.6%      3.7%      3.9%     3.7%
Expected lives (in years) (3)                 5.0       5.0       5.6      5.0

(1)  Estimated based on the historical volatility of the Company's stock.
(2) Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of the options granted.
(3) Estimated based on historical exercise experience and expected future results of similar grants.

The weighted average fair values of options granted during the three and nine months ended March 31, 2006 estimated on the grant date using the Black-Scholes option-pricing model with the assumptions listed above were $22.94 and $21.23, respectively. The weighted average fair values of options granted during the three and nine months ended March 31, 2005 estimated on the grant date using the Black-Scholes option-pricing model with the assumptions listed above were $22.07 and $18.24, respectively.

For the three and nine months ended March 31, 2006, the Company recognized $1,112,000 ($674,000 net of tax, or $0.05 per diluted share) and $3,362,000
($2,125,000 net of tax, or $0.17 per diluted share), respectively, in general and administrative expenses related to stock option compensation. As of March 31, 2006, unrecognized stock compensation expense related to unvested options was $8,379,000, which is expected to be recognized over a weighted average period of 2.6 years.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The total intrinsic value of options exercised during the three and nine months ended March 31, 2006 was $7,045,000 and $9,164,000, respectively, and $5,864,000 and $10,411,000 during the three and nine months ended March 31, 2005, respectively. The total cash received as a result of employee stock option exercises for the three and nine months ended March 31, 2006 was $4,671,000 and $7,400,000, respectively, and $3,558,000 and $9,795,000 during the three and nine months ended March 31, 2005, respectively. The tax benefits realized in connection with these exercises were $897,000 and $1,457,000 during the three and nine months ended March 31, 2006, respectively, and $606,000 and $1,545,000 during the three and nine months ended March 31, 2005, respectively.

As of March 31, 2006, the Company had the following stock-based compensation plans which are described below.

Under the 1996 Stock Option Plan, the Board of Directors can determine the date on which options vest and become exercisable as well as the term of the options granted. The 1996 Stock Option Plan is authorized to grant options to acquire 5,524,000 shares of Common Stock.

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

In addition, the 2005 Equity Incentive Plan has 1,000,000 shares authorized, reserved and available for issuance. Awards granted may be in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock and performance stock units. As of March 31, 2006, no awards have been made under this plan. The Board of Directors has the authority to determine the form, terms and conditions of awards at the time of grant, including vesting, exercisability, payment, and the effect, if any, that a participant's termination of service will have on an award.

As of March 31, 2006, 4,074,000 shares of common stock were reserved for issuance under these stock incentive plans, of which 1,477,000 shares were available for future grant.

Information with respect to options to purchase shares issued under the above plans is as follows (shares in thousands):

                                            Weighted
                                             Average
                                            Exercise
                                   Shares     Price
                                  --------  --------
Outstanding at July 1, 2005         2,872   $ 22.16
Granted                               235     38.43
Exercised                            (404)    18.00
Forfeited or expired                 (106)    32.60
                                  --------
Outstanding at March 31, 2006       2,597     23.85
                                  ========

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's stock options outstanding and exercisable as of March 31, 2006 (shares in thousands):

                              Options Outstanding                  Options Exercisable
                   ----------------------------------------  -----------------------------
                            Weighted
                            Average    Weighted                       Weighted
                           Remaining    Average   Aggregate            Average   Aggregate
                          Contractual  Exercise   Intrinsic           Exercise   Intrinsic
Exercise Price     Shares  Term (Yrs)  Price ($)  Value ($)  Shares   Price ($)  Value ($)
-----------------  ------  ----------  ---------  ---------  ------  ---------  ----------
$7.98 - $13.05       441      6.03       12.42      12,952     314      12.16       9,307
$13.05 - $19.375     376      3.85       16.43       9,554     342      16.40       8,674
$19.375 - $25.563    557      5.68       20.69      11,765     496      20.66      10,488
$25.563 - $29.875    852      4.86       29.47      10,502     699      29.43       8,638
$29.875 - $43.00     371      9.07       36.87       1,838      23      33.12         203
                   ------                         ---------  ------             ----------
                   2,597      5.69       23.85      46,611   1,874      21.89      37,310
                   ======                         =========  ======             ==========

The weighted average remaining contractual term of stock options exercisable as of March 31, 2006 was 4.73 years. Of the options outstanding, the Company expects 2,525,000 options to vest. Options expected to vest have a weighted average exercise price of $23.57, a weighted average remaining contractual term of 5.5 years and an intrinsic value of $46,042,000.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows (in thousands):

                                                               March 31, 2006           June 30, 2005
                                                         ------------------------  ------------------------
                                                           Gross                     Gross
                                                          Carrying   Accumulated    Carrying   Accumulated
                                                           Amount    Amortization    Amount    Amortization
                                                         ----------  ------------  ----------  ------------
Amortizable intangible assets:
  Membership and client relationships                    $  40,215   $    20,419   $  40,215   $     15,184
  Trade names                                               21,859         2,751      21,859          1,662
  Other                                                      1,505         1,424       1,518          1,237
                                                         ----------  ------------  ----------  ------------
      Total amortizable intangible assets                $  63,579   $     24,594  $  63,592   $     18,083
                                                         ==========  ============  ==========  ============
      Amortizable intangible assets, net                 $  38,985                 $  45,509
                                                         ==========                ==========

Indefinite-lived intangible assets:
  Goodwill                                               $ 212,670                 $ 201,499
  Intangible asset related to minimum pension liability  $     967                 $     967

Changes in the carrying amount of goodwill by segment during the nine months ended were as follows (in thousands):

                                                     March 31, 2006
                                        ----------------------------------------
                                        Marketing           Management
                                        Services  Personals  Services    Total
                                        --------- --------- --------- ----------
Balance at beginning of period          $ 95,917  $ 82,215  $ 23,367  $ 201,499
Purchase adjustments and other               515      (189)   10,845     11,171
                                        --------- --------- --------- ----------
Balance at end of period                $ 96,432  $ 82,026  $ 34,212  $ 212,670
                                        ========= ========= ========= ==========

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

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FOREIGN CURRENCY INSTRUMENTS
The Company uses purchase option contracts and forward contracts to minimize its exposure to changes in future cash flows caused by movements in foreign currency exchange rates between the U.S. dollar and the Canadian dollar. Derivatives are held only for the purpose of hedging such risks and are not used for speculative purposes. Derivatives used to hedge forecasted cash flows associated with Canadian dollar denominated forecasted transactions that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of derivative gains and losses for cash flow hedges is deferred as a component of accumulated other comprehensive income and is recognized when the underlying hedged item is recognized in earnings.

The fair value of these contracts is included in prepaid expenses and other current assets. As of March 31, 2006 and June 30, 2005, the fair value of these instruments was $243,000 (asset) and $559,000 (asset), respectively. Derivative gains recognized in earnings were recorded in operating expenses and general and administrative expenses and amounted to $265,000 and $678,000 for the three and nine months ended March 31, 2006, respectively, and $416,000 and $1,027,000 for the three and nine months ended March 31, 2005, respectively. All forecasted transactions currently being hedged are expected to occur over the remaining fiscal year.

NOTE 6 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities reported in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2006 and June 30, 2005 include an allowance for membership cancellations of $9,308,000 and $11,232,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and term.

The Company has an amended and restated senior secured credit facility dated as of March 17, 2006, which allows borrowings of up to $50,000,000. Borrowings under this senior secured credit facility accrue interest at the Eurodollar rate plus an applicable margin or the Prime rate plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of March 31, 2006. This credit facility matures on March 31, 2009.

Contingent payments related to the acquisition of MCM of up to $56,000,000 may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved during the three calendar years ending December 31, 2007. As of March 31, 2006, the Company has recorded $10,726,000 in accrued liabilities related to contingent payments paid during the fourth quarter of fiscal 2006.

As of March 31, 2006, the Company had outstanding purchase obligations of $11,846,000 primarily related to marketing agreements and contracts for the Company's software, equipment and other services. In addition, as of March 31, 2006, the Company had commitments of $57,365,000 related to existing operating leases.

During the quarter ended March 31, 2006, the Company recovered certain expenses related to litigation settled during the current period. As a result, the Company recognized a benefit of $1,585,000 and $967,000 in general and administrative expenses during the three and nine months ended March 31, 2006, respectively.

Legal proceedings
Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. The Company or its subsidiaries are involved in other lawsuits and claims generally incidental to their respective businesses including, but not limited to, various suits, including previously disclosed suits, brought by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's services. In addition, from time to time in the regular course of its business, the Company or a subsidiary may receive inquiries from various federal and/or state regulatory authorities.

On October 17, 2005, the U.S. Supreme Court declined to review the Connecticut Supreme Court's May 10, 2005 decision to uphold an arbitration panel's award of $5,458,000 in punitive damages and costs to MedValUSA Health Programs, Inc. Accordingly, the full amount of the award was paid in the quarter ending December 31, 2005. The Company recorded a one-time $5,458,000 charge in the quarter ended June 30, 2005 related to this award.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAX EXPENSE
Income tax expense as a percent of pre-tax income was 39.4% and 36.8% for the three and nine months ended March 31, 2006, respectively, and 33.6% and 36.6% for the three and nine months ended March 31, 2005, respectively. The effective tax rate was higher than the U.S. statutory rate for the three and nine months ended March 31, 2006 primarily due to state taxes and other non-deductible items offset by the favorable impact of foreign operations. The effective tax rate was higher than the U.S. statutory rate for the nine months ended March 31, 2005 primarily due to state taxes and other non-deductible items offset by the favorable impact of foreign operations.

The Company has open tax years in the U.S., Canada and other jurisdictions. The Company is currently under examination by the Internal Revenue Service for the fiscal year ended June 30, 2004. The audit is in the intermediate stages. No assessments have been issued.

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

NOTE 9 - EARNINGS PER SHARE
Basic and diluted earnings per share amounts are determined in accordance with the provisions of SFAS 128. The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share (in thousands, except per share data):

                                                                          Three months ended   Nine months ended
                                                                                March 31,          March 31,
                                                                          ------------------- -------------------
                                                                            2006      2005      2006      2005
                                                                          --------- --------- --------- ---------
Numerator:
Income available to common shareholders used in basic earnings per share  $  4,141  $  4,353  $ 20,446  $ 17,832
Add back interest expense on convertible securities, net of tax                750       821     2,346     2,355
                                                                          --------- --------- --------- ---------
Income available to common shareholders after assumed conversion
 of dilutive securities                                                   $  4,891  $  5,174  $ 22,792  $ 20,187
                                                                          ========= ========= ========= =========

Denominator:
Weighted average number of common shares outstanding - basic                 9,728     9,915     9,713    10,072
Effect of dilutive securities:
   Convertible securities                                                    2,230     2,230     2,230     2,230
   Stock options                                                               890       860       877       712
                                                                          --------- --------- --------- ---------
Weighted average number of common shares outstanding - diluted              12,848    13,005    12,820    13,014
                                                                          ========= ========= ========= =========

Basic earnings per share                                                  $   0.43  $   0.44  $   2.11  $   1.77
                                                                          ========= ========= ========= =========
Diluted earnings per share                                                $   0.38  $   0.40  $   1.78  $   1.55
                                                                          ========= ========= ========= =========

The diluted earnings per common share calculations exclude the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the three and nine months ended March 31, 2006 are incremental weighted average stock options of approximately 342,000 and 377,000, respectively, and 25,000 and 54,000, respectively, for the three and nine months ended March 31, 2005.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows (in thousands):

                                          Three months ended  Nine months ended
                                                March 31,          March 31,
                                           ----------------- -------------------
                                             2006     2005     2006      2005
                                           -------- -------- --------- ---------
Net income                                 $ 4,141  $ 4,353  $ 20,446  $ 17,832
Unrealized (loss) gain on derivative assets   (250)    (680)     (136)      523
Foreign currency translation gain (loss)        75      (16)      486        77
                                           -------- -------- --------- ---------
Comprehensive income                       $ 3,966  $ 3,657  $ 20,796  $ 18,432
                                           ======== ======== ========= =========

NOTE 11 - BUSINESS SEGMENTS
The operating business segments reported below are the reportable business segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in assessing performance and deciding how to allocate capital and other resources. The Company has three reportable business segments: Marketing Services, Personals and Management Services. The Marketing Services business segment primarily provides discounted products and services to consumers. The Personals business segment provides both web-based and phone-based personals services to its customers. During the quarter ended December 31, 2005, the Management Services business segment became reportable due to the increase in its assets and all prior periods have been restated to reflect this change. The Management Services business segment provides management services to healthcare professionals throughout the United States. The Corporate business unit includes unallocated general corporate expenses.

Management evaluates the operating results of each reportable business segment based on revenue and Adjusted EBITDA. The following is a summary of revenues, Adjusted EBITDA, capital expenditures, depreciation and amortization and assets by business segment (in thousands):

                        Three months ended March 31, Nine months ended March 31,
                        ---------------------------- ---------------------------
                            2006           2005          2006           2005
                         ----------     ----------    ----------     ----------
Revenues
  Marketing Services     $ 132,453      $ 123,949     $ 398,780      $ 359,941
  Personals                 18,384         17,998        55,617         54,244
  Management Services       13,049          7,144        27,287          7,144
  Intersegment                 (45)           (96)         (185)          (232)
                         ----------     ----------    ----------     ----------
     Total               $ 163,841      $ 148,995     $ 481,499      $ 421,097
                         ==========     ==========    ==========     ==========

Adjusted EBITDA (1)
  Marketing Services     $  19,545      $  16,555     $  69,450      $  52,746
  Personals                  3,721            882         7,643          4,418
  Management Services        2,950          2,057         3,933          2,057
  Corporate                 (7,777)        (4,712)      (20,233)       (15,022)
                         ----------     ----------    ----------     ----------
     Total               $  18,439      $  14,782     $  60,793      $  44,199
                         ==========     ==========    ==========     ==========

Capital Expenditures (2)
  Marketing Services     $   8,033      $   2,583     $  14,013      $   6,531
  Personals                    247            469           729            860
  Management Services           64             16           120             16
                         ----------     ----------    ----------     ----------
     Total               $   8,344      $   3,068     $  14,862      $   7,407
                         ==========     ==========    ==========     ==========

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        Three months ended March 31, Nine months ended March 31,
                        ---------------------------- ---------------------------
                            2006           2005          2006           2005
                         ----------     ----------    ----------     ----------
Depreciation and
 Amortization
  Marketing Services     $   2,929      $   3,191     $   9,277      $   7,880
  Personals                  2,860          2,345         7,611          7,041
  Management Services          409            399         1,214            399
  Corporate                    272            103           828            304
                         ----------     ----------    ----------     ----------
     Total               $   6,470      $   6,038     $  18,930      $  15,624
                         ==========     ==========    ==========     ==========

                          March 31,      June 30,
                            2006           2005
                         ----------     ----------
Assets
  Marketing Services     $ 238,120      $ 245,635
  Personals                128,884        132,992
  Management Services       55,641         41,053
  Corporate (3)             43,270         27,482
                         ----------     ----------
     Total               $ 465,915      $ 447,162
                         ==========     ==========

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

The following tables reconcile Adjusted EBITDA to income before income taxes (in thousands):

                                                Three months ended March 31, 2006
                                     ------------------------------------------------------
                                     Marketing             Management
                                      Services  Personals   Services   Corporate    Total
                                     ---------- ---------- ----------  ---------- ---------
Income before income taxes                                                        $  6,835
Interest and other expense, net (1)                                                  4,127
                                                                                  ---------
Operating income (expense)            $ 16,461   $    821    $ 1,729   $ (8,049)  $ 10,962
Depreciation and amortization            2,929      2,860        409        272      6,470
Change in deferred revenues             (2,882)        40        812          -     (2,030)
Change in deferred marketing costs       3,037          -          -          -      3,037
                                     ---------- ---------- ----------  ---------- ---------
Adjusted EBITDA                       $ 19,545   $  3,721    $ 2,950   $ (7,777)  $ 18,439
                                     ========== ========== ==========  ========== =========

                                                Three months ended March 31, 2005
                                     ------------------------------------------------------
                                     Marketing             Management
                                      Services  Personals   Services   Corporate    Total
                                     ---------- ---------- ----------  ---------- ---------
Income before income taxes                                                        $  6,559
Interest and other expense, net (1)                                                  4,980
                                                                                  ---------
Operating income (expense)            $ 17,546   $ (1,458)   $   266   $ (4,815)  $ 11,539
Depreciation and amortization            3,191      2,345        399        103      6,038
Change in deferred revenues             (6,327)        (5)     1,392          -     (4,940)
Change in deferred marketing costs       2,145          -          -          -      2,145
                                     ---------- ---------- ----------  ---------- ---------
Adjusted EBITDA                       $ 16,555   $    882    $ 2,057   $ (4,712)  $ 14,782
                                     ========== ========== ==========  ========== =========

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                  Nine months ended March 31, 2006
                                     -------------------------------------------------------
                                     Marketing             Management
                                      Services  Personals   Services   Corporate     Total
                                     ---------- ---------- ----------  ----------  ---------
Income before income taxes                                                         $ 32,364
Interest and other expense, net (1)                                                  13,132
                                                                                   ---------
Operating income (expense)            $ 64,231   $     77    $ 2,249   $ (21,061)  $ 45,496
Depreciation and amortization            9,277      7,611      1,214         828     18,930
Change in deferred revenues            (13,066)       (45)       470           -    (12,641)
Change in deferred marketing costs       9,008          -          -           -      9,008
                                     ---------- ---------- ----------  ----------  ---------
Adjusted EBITDA                       $ 69,450   $  7,643    $ 3,933   $ (20,233)  $ 60,793
                                     ========== ========== ==========  ==========  =========


                                                  Nine months ended March 31, 2005
                                     -------------------------------------------------------
                                     Marketing             Management
                                      Services  Personals   Services   Corporate     Total
                                     ---------- ---------- ----------  ----------  ---------
Income before income taxes                                                         $ 28,113
Interest and other expense, net (1)                                                  13,941
                                                                                   ---------
Operating income (expense)            $ 59,856   $ (2,742)   $   266   $ (15,326)  $ 42,054
Depreciation and amortization            7,880      7,041        399         304     15,624
Change in deferred revenues            (25,820)       119      1,392           -    (24,309)
Change in deferred marketing costs      10,830          -          -           -     10,830
                                     ---------- ---------- ----------  ----------  ---------
Adjusted EBITDA                       $ 52,746   $  4,418    $ 2,057   $ (15,022)  $ 44,199
                                     ========== ========== ==========  ==========  =========

(1)  Management does not allocate interest and other expense, net to the individual segments.

NOTE 12 - GUARANTOR AND NONGUARANTOR FINANCIAL INFORMATION
In April 2004, the Company issued $150,000,000 aggregate principal amount of 9.25% Senior Notes due 2014. The Senior Notes are unsecured obligations and rank pari passu in right of payment to all of the Company's existing and future senior unsecured indebtedness and senior in right of payment to all of the Company's existing and future subordinated indebtedness that expressly provides for its subordination to the Senior Notes. The Senior Notes are fully and unconditionally guaranteed by all of the Company's existing and future domestic subsidiaries that guarantee the Company's Credit Facility (as defined in the Indenture governing the Senior Notes) and certain of the Company's existing and future foreign subsidiaries.

The following consolidating condensed financial information presents the consolidating balance sheets as of March 31, 2006 and June 30, 2005 and the related statements of operations for the three and nine months ended March 31, 2006 and 2005 and the cash flows for the nine months ended March 31, 2006 and 2005. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor and nonguarantor entities.

Investments in subsidiaries are accounted for by the Parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Subsequent event
The Company entered into a First Supplemental Indenture dated as of April 28, 2006 that made substantially all of the Company's subsidiaries guarantors of the Company's payments under the Senior Notes. Since this occurred after March 31, 2006, the subsidiaries that became guarantors as a result of the First Supplemental Indenture are presented as nonguarantor subsidiaries in the following financial information. They will be presented as guarantor subsidiaries beginning in the quarter ending June 30, 2006 and all prior periods will be restated to conform to this presentation.

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  March 31, 2006
                                                         ------------------------------------------------------------------
                                                                       Guarantor   Nonguarantor                Consolidated
                                                           Parent    Subsidiaries  Subsidiaries  Eliminations      Total
                                                         ----------  ------------  ------------  ------------  ------------
                        Assets
Current assets                                           $  92,390   $    75,774   $    32,483   $   (44,555)  $   156,092
Fixed assets, net                                           23,053        10,508         7,792             -        41,353
Goodwill                                                         -       117,560        95,110             -       212,670
Intangible assets, net                                         989        27,293        11,670             -        39,952
Other assets                                                10,443           313         5,092             -        15,848
Investment in subsidiaries                                 300,238             -             -      (300,238)            -
                                                         ----------  ------------  ------------  ------------  ------------
   Total assets                                          $ 427,113   $   231,448   $   152,147   $  (344,793)  $   465,915
                                                         ==========  ============  ============  ============  ============

 Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                      $ 204,775   $    45,918   $    28,072   $   (44,555)  $   234,210
Deferred income taxes                                        1,629         7,510           370             -         9,509
Other long-term liabilities                                  6,566             -         1,487             -         8,053
Long-term debt                                             237,939             -             -             -       237,939
                                                         ----------  ------------  ------------  ------------  ------------
   Total liabilities                                       450,909        53,428        29,929       (44,555)      489,711
                                                         ----------  ------------  ------------  ------------  ------------

Shareholders' (deficit) equity:
 Preferred stock                                                 -             -             -             -             -
 Common stock                                                  201             6             3            (9)          201
 Capital in excess of par value                            183,958       165,285       113,431      (278,716)      183,958
 Accumulated earnings (deficit)                             56,126        12,564         8,686       (21,250)       56,126
 Accumulated other comprehensive income (loss)                 202           165            98          (263)          202
 Treasury stock                                           (264,283)            -             -             -      (264,283)
                                                         ----------  ------------  ------------  ------------  ------------
   Total shareholders' (deficit) equity                    (23,796)      178,020       122,218      (300,238)      (23,796)
                                                         ----------  ------------  ------------  ------------  ------------
   Total liabilities and shareholders' (deficit) equity  $ 427,113   $   231,448   $   152,147   $  (344,793)  $   465,915
                                                         ==========  ============  ============  ============  ============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  June 30, 2005
                                                         ------------------------------------------------------------------
                                                                       Guarantor   Nonguarantor                Consolidated
                                                           Parent    Subsidiaries  Subsidiaries  Eliminations      Total
                                                         ----------  ------------  ------------  ------------  ------------
                        Assets
Current assets                                           $  80,036   $    60,684   $    23,509   $   (17,202)  $   147,027
Fixed assets, net                                           18,797        13,098         7,167             -        39,062
Goodwill                                                         -       117,749        83,750             -       201,499
Intangible assets, net                                       1,097        31,789        13,590             -        46,476
Other assets                                                10,991            64         2,043             -        13,098
Investment in subsidiaries                                 275,213             -             -      (275,213)            -
                                                         ----------  ------------  ------------  ------------  ------------
   Total assets                                          $ 386,134   $   223,384   $   130,059   $  (292,415)  $   447,162
                                                         ==========  ============  ============  ============  ============

 Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                      $ 190,595   $    46,890   $    22,534   $   (17,202)  $   242,817
Deferred income taxes                                        2,588         7,265          (151)            -         9,702
Other long-term liabilities                                  3,565             -         1,692             -         5,257
Long-term debt                                             237,814             -             -             -       237,814
                                                         ----------  ------------  ------------  ------------  ------------
   Total liabilities                                       434,562        54,155        24,075       (17,202)      495,590
                                                         ----------  ------------  ------------  ------------  ------------

Shareholders' (deficit) equity:
 Preferred stock                                                 -             -             -             -             -
 Common stock                                                  197             6             3            (9)          197
 Capital in excess of par value                            169,463       165,285       102,484      (267,769)      169,463
 Accumulated earnings (deficit)                             35,680         3,884         3,667        (7,551)       35,680
 Accumulated other comprehensive (loss) income                (148)           54          (170)          116          (148)
 Treasury stock                                           (253,620)            -             -             -      (253,620)
                                                         ----------  ------------  ------------  ------------  ------------
   Total shareholders' (deficit) equity                    (48,428)      169,229       105,984      (275,213)      (48,428)
                                                         ----------  ------------  ------------  ------------  ------------
   Total liabilities and shareholders' (deficit) equity  $ 386,134   $   223,384   $   130,059   $ (292,415)   $   447,162
                                                         ==========  ============  ============  ============  ============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                     Three months ended March 31, 2006
                                  ----------------------------------------------------------------
                                             Guarantor    Nonguarantor                Consolidated
                                   Parent   Subsidiaries  Subsidiaries  Eliminations     Total
                                  --------- ------------  ------------  ------------  ------------

Revenues                          $ 96,123  $    39,305   $    34,509   $    (6,096)  $   163,841
Expenses:
  Marketing                         56,496       18,037        13,118        (6,025)       81,626
  Operating                         16,658        8,375        13,076           (71)       38,038
  General and administrative        20,320        6,402         4,615             -        31,337
  Amortization of intangibles            9        1,491           378             -         1,878
                                  --------- ------------  ------------  ------------  ------------
Operating income                     2,640        5,000         3,322             -        10,962
Equity in income of subsidiaries     5,152            -             -        (5,152)            -
Interest (expense) income, net      (4,614)         201           273             -        (4,140)
Other (expense) income, net            (21)          92           (58)            -            13
                                  --------- ------------  ------------  ------------  ------------
Income before income taxes           3,157        5,293         3,537        (5,152)        6,835
Provision for income taxes            (984)       2,145         1,533             -         2,694
                                  --------- ------------  ------------  ------------  ------------
Net income                        $  4,141  $     3,148   $     2,004   $    (5,152)  $     4,141
                                  ========= ============  ============  ============  ============



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                     Three months ended March 31, 2005
                                  ----------------------------------------------------------------
                                             Guarantor    Nonguarantor                Consolidated
                                   Parent   Subsidiaries  Subsidiaries  Eliminations     Total
                                  --------- ------------  ------------  ------------  ------------

Revenues                          $ 91,512  $    37,016   $    26,286   $    (5,819)  $   148,995
Expenses:
  Marketing                         52,273       17,435        11,380        (5,120)       75,968
  Operating                         15,563        7,476         8,767          (699)       31,107
  General and administrative        15,186        8,571         4,157             -        27,914
  Amortization of intangibles           76        1,522           869             -         2,467
                                  --------- ------------  ------------  ------------  ------------
Operating income                     8,414        2,012         1,113             -        11,539
Equity in income of subsidiaries     2,065            -             -        (2,065)            -
Interest (expense) income, net      (5,031)          22            16             -        (4,993)
Other (expense) income, net             42          (14)          (15)            -            13
                                  --------- ------------  ------------  ------------  ------------
Income before income taxes           5,490        2,020         1,114        (2,065)        6,559
Provision for income taxes           1,137          560           509             -         2,206
                                  --------- ------------  ------------  ------------  ------------
Net income                        $  4,353  $     1,460   $       605   $    (2,065)  $     4,353
                                  ========= ============  ============  ============  ============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                   Nine months ended March 31, 2006
                                  -----------------------------------------------------------------
                                              Guarantor    Nonguarantor                Consolidated
                                    Parent   Subsidiaries  Subsidiaries  Eliminations     Total
                                  ---------- ------------  ------------  ------------  ------------

Revenues                          $ 289,896  $   118,479   $    88,934   $   (15,810)  $   481,499
Expenses:
  Marketing                         160,277       52,872        33,749       (15,103)      231,795
  Operating                          50,713       26,090        32,283          (707)      108,379
  General and administrative         54,603       21,427        13,288             -        89,318
  Amortization of intangibles            94        4,494         1,923             -         6,511
                                  ---------- ------------  ------------  ------------  ------------
Operating income                     24,209       13,596         7,691             -        45,496
Equity in income of subsidiaries     13,699            -             -       (13,699)            -
Interest (expense) income, net      (14,120)         500           636             -       (12,984)
Other income (expense), net              (8)        (143)            3             -          (148)
                                  ---------- ------------  ------------  ------------  ------------
Income before income taxes           23,780       13,953         8,330       (13,699)       32,364
Provision for income taxes            3,334        5,273         3,311             -        11,918
                                  ---------- ------------  ------------  ------------  ------------

Net income                        $  20,446  $     8,680   $     5,019   $   (13,699)  $    20,446
                                  ========== ============  ============  ============  ============



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                   Nine months ended March 31, 2005
                                  -----------------------------------------------------------------
                                              Guarantor    Nonguarantor                Consolidated
                                    Parent   Subsidiaries  Subsidiaries  Eliminations     Total
                                  ---------- ------------  ------------  ------------  ------------

Revenues                          $ 280,148  $   106,838   $    41,632   $    (7,521)  $   421,097
Expenses:
  Marketing                         152,145       50,839        15,832        (5,627)      213,189
  Operating                          46,311       21,956        14,896        (1,894)       81,269
  General and administrative         46,364       25,340         7,117             -        78,821
  Amortization of intangibles           152        4,593         1,019             -         5,764
                                  ---------- ------------  ------------  ------------  ------------
Operating income                     35,176        4,110         2,768             -        42,054
Equity in income of subsidiaries      4,652            -             -        (4,652)            -
Interest (expense) income, net      (14,380)         113            20             -       (14,247)
Other (expense) income, net             (56)         341            21             -           306
                                  ---------- ------------  ------------  ------------  ------------
Income before income taxes           25,392        4,564         2,809        (4,652)       28,113
Provision for income taxes            7,560        1,402         1,319             -        10,281
                                  ---------- ------------  ------------  ------------  ------------

Net income                        $  17,832  $     3,162   $     1,490   $    (4,652)     $ 17,832
                                  ========== ============  ============  ============  ============


                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Nine months ended March 31, 2006
                                                     -----------------------------------------------------------------
                                                                 Guarantor    Nonguarantor                Consolidated
                                                      Parent    Subsidiaries  Subsidiaries  Eliminations     Total
                                                     ---------  ------------  ------------  ------------  ------------
Net cash provided by (used in) operating activities  $ 58,302   $    (6,162)  $      (878)  $   (13,699)  $    37,563

Investing activities
  Acquisition of fixed assets                         (10,196)       (1,438)       (3,228)            -       (14,862)
  Purchases of short-term investments                (121,875)            -             -             -      (121,875)
  Sales of short-term investments                     105,764           619             -             -       106,383
  Acquisitions of businesses, net of cash acquired    (14,717)         (224)           (1)            -       (14,942)
  Investment in subsidiaries                          (13,699)            -             -        13,699             -
                                                     ---------  ------------  ------------  ------------  ------------
Net cash (used in) provided by investing activities   (54,723)       (1,043)       (3,229)       13,699       (45,296)
                                                     ---------  ------------  ------------  ------------  ------------

Financing activities
  Net proceeds from issuance of stock                   7,400             -             -             -         7,400
  Excess tax benefit from stock-based compensation      1,457             -             -             -         1,457
  Treasury stock purchases                            (10,663)            -             -             -       (10,663)
  Debt issuance costs                                    (125)            -             -             -          (125)
  Payments of long-term obligations                      (293)            -          (226)            -          (519)
                                                     ---------  ------------  ------------  ------------  ------------
Net cash used in financing activities                  (2,224)            -          (226)            -        (2,450)
                                                     ---------  ------------  ------------  ------------  ------------
Effect of exchange rate changes on cash and cash
 equivalents                                                -           217           314             -           531
                                                     ---------  ------------  ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents    1,355        (6,988)       (4,019)            -        (9,652)
Cash and cash equivalents at beginning of year         24,366        29,821        10,169             -        64,356
                                                     ---------  ------------  ------------  ------------  ------------
Cash and cash equivalents at end of period           $ 25,721   $    22,833   $     6,150   $         -   $    54,704
                                                     =========  ============  ============  ============  ============

                              VERTRUE INCORPORATED
               ITEM 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Nine months ended March 31, 2005
                                                     -----------------------------------------------------------------
                                                                 Guarantor    Nonguarantor                Consolidated
                                                       Parent   Subsidiaries  Subsidiaries  Eliminations     Total
                                                     ---------- ------------  ------------  ------------  ------------
Net cash provided by (used in) operating activities  $ 112,759  $   (89,116)  $     5,565   $    (4,652)  $    24,556

Investing activities
  Acquisition of fixed assets                           (5,043)      (1,208)       (1,156)            -        (7,407)
  Purchases of short-term investments                 (397,218)        (244)            -             -      (397,462)
  Sales of short-term investments                      490,735          813             -             -       491,548
  Acquisitions of businesses, net of cash acquired    (160,994)      93,937         1,370             -       (65,687)
  Investment in subsidiaries                            (4,652)           -             -         4,652             -
                                                     ---------- ------------  ------------  ------------  ------------
Net cash (used in) provided by investing activities    (77,172)      93,298           214         4,652        20,992
                                                     ---------- ------------  ------------  ------------  ------------

Financing activities
  Net proceeds from issuance of stock                    9,795            -             -             -         9,795
  Treasury stock purchases                             (33,817)           -             -             -       (33,817)
  Debt issuance costs                                     (803)           -             -             -          (803)
  Payments of long-term obligations                       (242)         (14)         (117)            -          (373)
                                                     ---------- ------------  ------------  ------------  ------------
Net cash used in financing activities                  (25,067)         (14)         (117)            -       (25,198)
                                                     ---------- ------------  ------------  ------------  ------------
Effect of exchange rate changes on cash and cash
 equivalents                                                 -         (272)          484             -           212
                                                     ---------- ------------  ------------  ------------  ------------
Net increase in cash and cash equivalents               10,520        3,896         6,146             -        20,562
Cash and cash equivalents at beginning of year          18,251       26,657         2,258             -        47,166
                                                     ---------- ------------  ------------  ------------  ------------
Cash and cash equivalents at end of period           $  28,771  $    30,553   $     8,404   $         -   $    67,728
                                                     ========== ============  ============  ============  ============

     NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS
     In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections - A replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This statement requires retrospective application to prior periods' financial statements of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective beginning in the Company's first quarter of fiscal 2007. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

The Company has three reportable business segments: Marketing Services, Personals and Management Services. During the quarter ended December 31, 2005, the Management Services business segment became reportable due to the increase in its assets. The Management Services business segment provides management services to healthcare professionals throughout the United States. For additional information about these reportable business segments, see Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

                                     Three months ended    Increase/   Nine months ended    Increase/
                                          March 31,       (Decrease)        March 31,      (Decrease)
                                     ------------------- ------------ ------------------- ------------
(Dollars in millions)                  2006       2005    '06 vs.'05    2006       2005    '06 vs.'05
                                     --------   -------- ------------ --------   -------- ------------

Revenues                             $ 163.8    $ 149.0       10%     $ 481.5    $ 421.1       14%

Marketing expenses                      81.6       76.0        7%       231.8      213.2        9%
Operating expenses                      38.0       31.1       22%       108.4       81.3       33%
General and administrative expenses     31.3       27.9       12%        89.3       78.8       13%
Amortization of intangibles              1.9        2.5      (24)%        6.5        5.8       12%
                                     --------   -------- ------------ --------   -------- ------------

Operating income                        11.0       11.5       (4)%       45.5       42.0        8%
Interest expense, net                   (4.2)      (4.9)     (14)%      (13.0)     (14.2)      (8)%
Other (expense) income, net                -          -        0%        (0.2)       0.3     (167)%
                                     --------   -------- ------------ --------   -------- ------------
Income before income taxes               6.8        6.6        3%        32.3       28.1       15%
Provision for income taxes               2.7        2.2       23%        11.9       10.3       16%
Net income                           $   4.1    $   4.4       (7)%    $  20.4    $  17.8       15%
                                     ========   ======== ============ ========   ======== ============

EBITDA                               $  17.4    $  17.6       (1)%    $  64.4    $  57.7       12%
                                     ========   ======== ============ ========   ======== ============

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth revenue by payment plan and by segment (in millions):

                             Three months ended   Increase/   Nine months ended    Increase/
                                  March 31,      (Decrease)        March 31,      (Decrease)
                             ------------------ ------------ ------------------- ------------
Revenues                       2006      2005    '06 vs.'05    2006       2005    '06 vs.'05
                             --------  -------- ------------ --------   -------- ------------
Monthly payment plans        $  89.0   $  67.4       32%     $ 258.7    $ 172.9       50%
Annual payment plans:
Initial year                     7.6      11.7      (35)%       25.5       45.7      (44)%
Renewal year                    26.8      36.8      (27)%       87.6      118.7      (26)%
Other                            9.1       8.1       12%        27.0       22.7       19%
                             --------  -------- ------------ --------   -------- ------------
Total Marketing Services       132.5     124.0        7%       398.8      360.0       11%
Personals                       18.3      17.9        2%        55.4       54.0        3%
Management Services             13.0       7.1       83%        27.3        7.1      285%
                             --------  -------- ------------ --------   -------- ------------
Total                        $ 163.8   $ 149.0      10%      $ 481.5    $ 421.1       14%
                             ========  ======== ============ ========   ======== ============

For the Three Months Ended March 31, 2006 and 2005

Revenues increased $14.8 million, or 10%, in 2006 primarily due to growth in the Marketing Services Segment and the Management Services Segment, as discussed below. Net active retail members and customers increased 3% to 6.5 million at March 31, 2006 from 6.3 million at March 31, 2005.

Marketing Services revenues increased $8.5 million, or 7%, in the 2006 fiscal third quarter due to a 32% increase in revenues from members enrolled in monthly payment plans partially offset by a 29% decrease in revenue from members enrolled in annual payment plans. The increase in revenues from monthly payment plans was due to a 23% increase in average monthly members billed and a 6% increase in the monthly member price point. Revenues from members enrolled in annual payment plans continue to decrease for both initial year members and renewal members due to the continued shift to enrolling new members in monthly payment programs as well as the attrition of the annual renewal base.

Personals revenues increased $0.4 million, or 2%, in the 2006 fiscal third quarter primarily due to the incremental revenue generated from Lavalife's growing mobile service. Management Services revenues increased $5.9 million, or 83%, in the 2006 fiscal third quarter primarily due to an increase in the number of transactions managed and the mix of transactions performed.

Marketing expenses increased $5.6 million, or 7%, in the 2006 fiscal third quarter and as a percent of revenues, were 50% this year versus 51% last year. Operating expenses increased $6.9 million, or 22%, in the 2006 fiscal third quarter and as a percent of revenues, were 23% this year versus 21% last year. The Acquired Companies have a higher proportion of their cost structure included as operating expenses offset by a lower proportion included as marketing expenses. On a combined basis Marketing and Operating expenses increased 12% in the 2006 fiscal third quarter and as a percent of revenues were 73% this year versus 72% last year. The 12% increase was primarily due to the inclusion of the costs incurred by the Acquired Companies. The overall increase as a percent of revenue is due to the increased cost of servicing the higher member and customer base. Marketing expenses as a percentage of revenues, excluding the impact of the Acquired Companies, would have been 54% this year versus 53% last year despite a decrease in marketing cost before deferral as a percent of revenue before deferral, excluding the impact of the Acquired Companies.

General and administrative expenses increased $3.4 million, or 12%, in the 2006 fiscal third quarter and included a $1.1 million charge related to the adoption of Financial Accounting Standards Board Statement No. 123(R), "Share-Based Payment" ("SFAS 123R") offset by a one time $1.6 million benefit realized on the recovery of certain expenses related to litigation settled during the current quarter. The remaining increase in general and administrative expenses was due to increased employee related and occupancy related expenses.

Amortization of intangible assets decreased $0.6 million, or 24%, in the 2006 fiscal third quarter due to certain intangibles reaching the end of their estimated useful lives.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating income decreased $0.5 million, or 4%, in the 2006 fiscal third quarter and as a percent of revenues, was 7% this year and 8% last year. The decrease in operating income is primarily due to the increase in operating and marketing expenses as a percent of revenue discussed above.

Interest expense, net decreased $0.7 million, or 14%, in the 2006 fiscal third quarter and included $3.6 million of interest expense related to the 9.25% Senior Notes and $1.2 million of interest expense related to the 5.5% Convertible Notes. Interest expense, net decreased due to increased interest income earned on increased short-term investment balances and rates of return.

The provision for income taxes increased $0.5 million, or 23%, in the 2006 fiscal third quarter and was based on an effective tax rate of 39.4% this year versus 33.6% last year. For the nine months ended March 31, 2006, the effective tax rate was 36.8% versus 36.6% for the nine months ended March 31, 2005.

EBITDA decreased 1% to $17.4 million in the 2006 fiscal third quarter from $17.6 million in the 2005 fiscal third quarter and as a percent of revenues, EBITDA was 11% this year versus 12% last year due to the decrease in operating income discussed above. Marketing Services EBITDA decreased 6% to $19.4 million in the 2006 fiscal third quarter from $20.7 million in the 2005 fiscal third quarter due to an increase in employee related expenses. Personals EBITDA increased 311% to $3.7 million in the 2006 fiscal third quarter from $0.9 million in the 2005 fiscal third quarter due in part to the one time $1.6 million benefit realized on the recovery of certain expenses related to litigation settled during the current quarter. The remaining increase is due to more efficient marketing and cost containment measures. Management Services EBITDA increased 200% to $2.1 million in the 2006 fiscal third quarter from $0.7 million in the 2005 fiscal third quarter due to the increase in the volume and mix of the transactions managed. Corporate EBITDA decreased 66% to $(7.8) million in the 2006 fiscal third quarter from $(4.7) million in the 2005 fiscal third quarter due to the adoption of SFAS 123R and an increase in employee related and occupancy related expenses.

For the Nine Months Ended March 31, 2006 and 2005

Revenues increased $60.4 million, or 14%, in the nine months ended March 31, 2006 primarily due to the inclusion of revenues from the Acquired Companies. Excluding revenues from the Acquired Companies, revenues would have increased 6% due to an increase in Marketing Services' revenues, as discussed below. Net active retail members and customers increased 3% to 6.5 million at March 31, 2006 from 6.3 million at March 31, 2005.

Marketing Services revenues increased $38.8 million, or 11%, in the nine months ended March 31, 2006. Excluding revenues from Bargain, total marketing services revenues would have increased 7%. Revenues from members enrolled in monthly payment plans increased 50% and were partially offset by a 31% decrease in revenues from members enrolled in annual payment plans. The increase in revenues from monthly payment plans was due to a 33% increase in the average monthly members billed and an 11% increase in the monthly weighted average member price point. Revenues from members enrolled in annual payment plans continue to decrease for both initial year members and renewal members due to the continued shift to enrolling new members in monthly payment programs as well as the attrition of the annual renewal base.

Personals revenues increased $1.4 million, or 3%, in the nine months ended March 31, 2006 primarily due to the incremental revenue generated from Lavalife's growing mobile service. Management Services revenues increased $20.2 million, or 285%, primarily due to inclusion of revenues from MCM for the full nine month period ended March 31, 2006.

Marketing expenses increased $18.6 million, or 9%, in the nine months ended March 31, 2006 and as a percent of revenues, were 48% this year versus 51% last year. The increase in marketing expenses was due to the inclusion of costs incurred by the Acquired Companies as well as an increase in online marketing efforts which resulted in increased revenues, as discussed above. The decrease in marketing expenses as a percent of revenues was primarily due to increased price points and synergies realized from our Acquired Companies.

Operating expenses increased $27.1 million, or 33%, in the nine months ended March 31, 2006 and as a percent of revenues, were 23% this year versus 19% last year. Approximately half of the increase in both the level of operating expenses and the operating expense ratio was due to the inclusion of expenses incurred by the Acquired Companies with the remaining increase due to increased costs of servicing the higher member and customer base.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses increased $10.5 million, or 13%, in the nine months ended March 31, 2006 and included a $3.4 million charge related to the adoption of SFAS 123R partially offset by the one-time $1.0 million benefit realized on the recovery of certain expenses related to litigation settled during the current quarter. Excluding the impact of these two items from both periods, general and administrative expenses would have increased $8.7 million and as a percent of revenues, would have been 18% this year versus 19% in the prior year. Approximately half of the increase in general and administrative expenses was due to the inclusion of expenses incurred by the Acquired Companies. The remaining increase was due to increased employee related expenses and occupancy related expenses. General and administrative expenses decreased as a percent of revenue due to leveraging expenses with the increased revenue.

Amortization of intangible assets increased $0.7 million, or 12%, in the nine months ended March 31, 2006 due to amortization expense related to the Acquired Companies.

Operating income increased $3.5 million, or 8%, in the nine months ended March 31, 2006. Excluding the expenses associated with the adoption of SFAS 123R and the one-time benefit realized related to the settlement of litigation from 2006 and the expenses associated with that same litigation in the nine months ended March 2005, operating income would have increased 12% to $47.9 million from $42.6 million due to the 14% increase in revenue.

Interest expense, net decreased $1.2 million, or 8%, to $13.0 million, in the nine months ended March 31, 2006 and included $10.7 million interest expense related to the 9.25% Senior Notes and $3.7 million of interest expense related to the 5.5% Convertible Notes. Interest expense, net decreased due to an increase in interest income earned on increased short-term investment balances and rates of return.

The provision for income taxes increased $1.6 million, or 16%, in the nine months ended March 31, 2006 and was based on an effective tax rate of 36.8% this year versus 36.6% last year.

EBITDA increased 12% to $64.4 million in the nine months ended March 31, 2006 from $57.7 million in the nine months ended March 31, 2005. Excluding the expenses associated with the adoption of SFAS 123R and the one-time benefit realized related to the settlement of litigation from 2006 and the expenses associated with that same litigation in the nine months ended March 2005 EBITDA, would have increased 15% to $66.8 million from $58.3 million due to the 14% increase in revenue generated. Marketing Services EBITDA increased 9% to $73.5 million in the nine months ended March 31, 2006 from $67.7 million in the nine months ended March 31, 2005 due to increased price points and synergies realized from our Acquired Companies. Personals EBITDA increased 79% to $7.7 million in the nine months ended March 31, 2006 from $4.3 million in the nine months ended March 31, 2005. Approximately half of the increase was related to the benefit realized in 2006 and the related expenses recognized in 2005 in connection with the litigation settled in the March 2006 quarter. The remaining increase was due to Lavalife's growing mobile service business and cost containment efforts. Management Services EBITDA increased to $3.4 million in the nine months ended March 31, 2006 from $0.7 million in the nine months ended March 31, 2005. Corporate EBITDA decreased to $(20.2) million in the nine months ended March 31, 2006 from $(15.0) million in the nine months ended March 31, 2005 primarily due to the adoption of SFAS 123R and increased employee related and occupancy related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flow provided by operating activities is an important measure used to understand the Company's liquidity. Net cash provided by operating activities increased to $37.6 million in the nine months ended March 31, 2006 from $24.6 million in the nine months ended March 31, 2005. The $13.0 million increase in operating cash flow was primarily due to a $16.6 million increase in Adjusted EBITDA offset by a $3.0 million decrease in operating cash flow due to the change in the classification of excess tax benefit from stock-based compensation from operating activities to financing activities, as required by SFAS 123R. The increase in Adjusted EBITDA is discussed in more detail below. Management believes it is useful to analyze the components of net cash provided by operating activities as follows: Revenue before deferral, marketing costs before deferral, Adjusted EBITDA and changes in assets and liabilities. For definitions and reconciliations of revenue before deferral, marketing costs before deferral and Adjusted EBITDA, refer to the discussion in "Reconciliation of Non-GAAP Measures" in this Quarterly Report on Form 10-Q.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below summarizes the components of revenues before deferral (in millions):

                                                   Nine months ended           Increase/
                                                        March 31,              (Decrease)
                                              ----------------------------   --------------
Revenues before deferral                          2006           2005         '06 vs. '05
                                              ------------- --------------   --------------
Monthly payment plans                          $      262.8 $        177.4       48%
Annual payment plans:
 Initial year                                          22.9           31.0     (26)%
 Renewal year                                          73.2          103.2     (29)%

Other                                                  26.8           22.6       19%
                                              -------------  -------------   --------------
 Total Marketing Services                             385.7          334.2       15%
Personals                                              55.4           54.1        2%
Management Services                                    27.8            8.5      227%
 Total                                         $      468.9 $        396.8       18%
                                              -------------  -------------   --------------

Revenues before deferral increased 18% to $468.9 million in the nine months ended March 31, 2006 and excluding revenues before deferral from the Acquired Companies, revenue before deferral would have increased 10% in 2006. Revenues before deferral from monthly payment plans increased 48% due to a 33% increase in the average monthly members billed to 2.1 million in the nine months ended March 31, 2006 and an 11% increase in the monthly weighted average program price point which increased to $13.67 for the nine months ended March 31, 2006. The average monthly members billed increased due to the increase in the mix of new members enrolled in monthly payment plan programs, which was 89% during the nine months ended March 31, 2006 and 83% during the nine months ended March 31, 2005. Revenues before deferral from annual payment plans declined due to the continued shift to enrolling new members in monthly payment programs as well as the attrition of the annual renewal base. The new annual weighted average program price points were $107 and $104 for the nine months ended March 31, 2006 and 2005, respectively. Personals revenues before deferral increased 2% from the prior year due to increased revenues before deferral generated from Lavalife's growing mobile services. Management Services revenues before deferral represent the revenues from MCM which was acquired on January 1, 2005.

Marketing costs before deferral were $222.8 million and $202.4 million for the nine months ended March 31, 2006 and 2005, respectively. As a percent of revenue before deferral, marketing costs before deferral were 48% and 51% in the fiscal 2006 and 2005 year to date periods, respectively. The improved ratio is due to increased price points, more efficient marketing spending and better retention in certain sectors of our business. Marketing costs before deferral increased 10% in the nine months ended March 31, 2006 primarily due to the inclusion of marketing costs before deferral from the Acquired Companies. The effect of the increase in marketing margin before deferral in the fiscal 2006 year to date period contributed to a $16.6 million increase in Adjusted EBITDA to $60.8 million for the nine months ended March 31, 2006 from $44.2 million for the nine months ended March 31, 2005. The table below presents Adjusted EBITDA by segment (in millions).

                                                    Nine months ended           Increase/
                                                        March 31,               Decrease
                                              ----------------------------   --------------
Adjusted EBITDA                                   2006           2005         '06 vs. '05
                                              -------------  -------------   --------------
Marketing Services                            $        69.4  $        52.7        32%
Personals                                               7.7            4.4        75%
Management Services                                     3.9            2.1        86%
Corporate                                             (20.2)         (15.0)     (35)%
                                              -------------  -------------   --------------
 Total                                        $        60.8  $        44.2        38%
                                              =============  =============   ==============

Changes in assets and liabilities used $0.1 million of cash in the nine months ended March 31, 2006 compared to $1.9 million in the nine months ended March 31, 2005. The use of cash in fiscal 2006 primarily related to the timing of trade and tax payments during the period and the $5.5 million arbitration award payment made during the December 2005 quarter.

Capital expenditures increased to $14.9 million in 2006 from $7.5 million in 2005 due to the costs associated with the relocation of the Company's corporate headquarters. As a result, free cash flow, defined as operating cash flow less capital expenditures, was $22.7 million for the nine months ended March 31, 2006 compared to $17.1 million for the prior year period.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash (used in) provided by investing activities was $(45.3) million and $21.0 million in the nine months ended March 31, 2006 and 2005, respectively. Net cash used in investing activities in the nine months ended March 31, 2006 primarily reflected $15.5 million net purchases of short-term investments and $14.9 million used in connection with the Company's recent acquisitions. Net cash provided by investing activities in the nine months ended March 31, 2005 primarily reflected $94.1 million of net proceeds from sales of short-term investments and $(65.7) million invested in acquiring businesses.

Net cash used in financing activities was $2.5 million in the nine months ended March 31, 2006 and $25.2 million in the nine months ended March 31, 2005. Net cash used in financing activities in 2006 principally reflected the use of $10.7 million to repurchase the Company's stock, which was partially offset by $7.4 million of proceeds from the exercise of stock options and $1.5 million of excess tax benefit from stock-based compensation. Net cash used in financing activities in 2005 principally reflected the use of $33.8 million to repurchase the Company's stock, which was partially offset by proceeds from the exercise of stock options of $9.8 million.

Credit Facility
The Company has an amended and restated senior secured credit facility dated as of March 17, 2006, which allows borrowings of up to $50.0 million. Borrowings under this senior secured credit facility accrue interest at the Eurodollar rate plus an applicable margin or the Prime rate plus an applicable margin. As of March 31, 2006, the base interest rate for borrowings under this credit facility was 8.00%. There were no borrowings outstanding under this credit facility as of March 31, 2006. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on borrowings and potential restrictions on additional stock repurchases. As of March 31, 2006, the Company was in compliance with all such debt covenants. The senior secured credit facility matures on March 31, 2009.

Stock Repurchase Program
The Company purchased 275,500 shares of its common stock for $10.7 million at an average price of $38.70 per share during 2006 compared to 972,000 shares for $33.8 million at an average price of $34.43 per share in 2005. The Company utilized cash from operations, stock issuances and the issuance of the Convertible Notes and Senior Notes to repurchase shares in fiscal 2006 and 2005.

As of March 31, 2006, the Company had 550,000 shares available for repurchase under its stock repurchase program.

Other
As of March 31, 2006, the Company had cash, cash equivalents and short-term investments of $90.9 million in addition to its senior secured credit facility. The Company believes that existing cash and short-term investment balances and funds available under its senior secured credit facility together with cash generated from operations will be sufficient to meet its funding requirements for the foreseeable future.

The Company expects to incur capital expenditures of $17.5 million in fiscal 2006. In addition, contingent payments related to the acquisition of MCM of up to $56.0 million may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved during the three calendar years ending December 31, 2007. During the quarter ended June 30, 2006, the Company paid $10.7 million related to these contingent payments. The Company intends to utilize cash on hand, short-term investments and cash generated from operations to fulfill payment obligations during 2006.

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

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues before deferral are calculated as follows (in millions):

                                          Nine months ended
                                              March 31,
                                          -----------------
                                            2006     2005
                                          -------- --------
Revenues                                  $ 481.5  $ 421.1
Change in deferred revenues                 (12.6)   (24.3)
                                          -------- --------
Revenues before deferral                  $ 468.9  $ 396.8
                                          ======== ========

Marketing costs before deferral are calculated as follows (in millions):

                                          Nine months ended
                                              March 31,
                                          -----------------
                                            2006     2005
                                          -------- --------
Marketing expenses                        $ 231.8  $ 213.2
Change in deferred marketing costs           (9.0)   (10.8)
                                          -------- --------
Marketing costs before deferral           $ 222.8  $ 202.4
                                          ======== ========

EBITDA is calculated as net income excluding interest and other expense, taxes, depreciation and amortization. Adjusted EBITDA is calculated as EBITDA before the deferral of revenues and the deferral of marketing costs.

EBITDA and Adjusted EBITDA are used by the Company's management to evaluate the overall performance of its business and to measure that performance compared with internal budgets. Additionally, Adjusted EBITDA is the primary measure used by management to allocate capital and other resources to its operating segments and assess the operating performance of those segments (See Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Adjusted EBITDA is also one of the measures used to determine compensation under the Company's management incentive plans.

Adjusted EBITDA is useful to management and investors because it provides insight into the current period cash operating results. Adjusted EBITDA is reconciled to net cash provided by operating activities because the Company believes that it is the most directly comparable GAAP liquidity measure. Adjusted EBITDA is also used by the Company's management as the primary performance measure of the business both on an overall company basis as well as for its operating segments. Adjusted EBITDA is reconciled to net income because the Company believes it is the most directly comparable GAAP performance measure.

EBITDA is useful to management and investors because it eliminates the effects of interest and other expense, income taxes, non-cash depreciation of tangible assets and non-cash amortization of intangible assets and is calculated using revenues and marketing expenses. EBITDA is reconciled to net income because the Company believes that it is the most directly comparable GAAP measure.

The usefulness of Adjusted EBITDA and EBITDA is limited as compared to net cash provided by operating activities or net income in that Adjusted EBITDA and EBITDA do not reflect the periodic amortization of certain capitalized tangible and intangible assets used in generating revenues in the Company's businesses, they do not reflect net income earned for GAAP reporting purposes and they exclude the effects of interest and taxes.

Adjusted EBITDA and EBITDA should not be considered a substitute for or superior to, operating income, net income, net cash from operating activities or other measures of financial performance and liquidity determined in accordance with generally accepted accounting principles.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles net cash provided by operating activities to Adjusted EBITDA (in millions):

                                                        Nine months ended
                                                            March 31,
                                                        -----------------
                                                         2006      2005
                                                        -------  --------
Net cash provided by operating activities               $ 37.6   $  24.6
Changes in assets and liabilities (use of cash)            0.1       1.9
Interest and other expense, net (to be paid in cash)      12.3      12.7
Taxes                                                     13.6       5.2
Stock compensation expense                                (3.4)        -
Other                                                      0.6      (0.2)
                                                        -------  --------
Adjusted EBITDA                                         $ 60.8   $  44.2
                                                        =======  ========

The following tables reconcile net income to EBITDA and Adjusted EBITDA (in millions):

                                               Three months ended March 31, 2006
                                    -----------------------------------------------------
                                     Marketing             Management
                                      Services  Personals   Services   Corporate   Total
                                    ----------- ---------  ----------  ---------- -------
Net income                                                                        $  4.1
Interest and other expense, net (1)                                                  4.2
Provision for income taxes (1)                                                       2.7
                                                                                  -------
Operating income (expense)           $    16.5  $     0.8  $      1.7  $    (8.0) $ 11.0
Depreciation and amortization              2.9        2.9         0.4        0.2     6.4
                                    ----------- ---------  ----------  ---------- -------
EBITDA                               $    19.4  $     3.7  $      2.1  $    (7.8) $ 17.4
                                    =========== =========  ==========  ========== =======

                                               Three months ended March 31, 2005
                                    -----------------------------------------------------
                                     Marketing             Management
                                      Services  Personals   Services   Corporate   Total
                                    ----------- ---------  ----------  ---------- -------
Net income                                                                        $  4.4
Interest and other expense, net (1)                                                  4.9
Provision for income taxes (1)                                                       2.2
                                                                                  -------
Operating income (expense)           $    17.5  $    (1.5) $      0.3  $    (4.8) $ 11.5
Depreciation and amortization              3.2        2.4         0.4        0.1     6.1
                                    ----------- ---------  ----------  ---------- -------
EBITDA                               $    20.7  $     0.9  $      0.7  $    (4.7) $ 17.6
                                    =========== =========  ==========  ========== =======

                                                Nine months ended March 31, 2006
                                    -----------------------------------------------------
                                     Marketing             Management
                                      Services  Personals   Services   Corporate   Total
                                    ----------- ---------  ----------  ---------- -------
Net income                                                                        $ 20.4
Interest and other expense, net (1)                                                 13.2
Provision for income taxes (1)                                                      11.9
                                                                                  -------
Operating income (expense)           $    64.3  $     0.1  $      2.2  $   (21.1) $ 45.5
Depreciation and amortization              9.2        7.6         1.2        0.9    18.9
                                    ----------- ---------  ----------  ---------- -------
EBITDA                                    73.5        7.7         3.4      (20.2)   64.4
Change in deferred revenues              (13.1)         -         0.5          -   (12.6)
Change in deferred marketing               9.0          -           -          -     9.0
                                    ----------- ---------  ----------  ---------- -------
Adjusted EBITDA                      $    69.4  $     7.7  $      3.9  $   (20.2) $ 60.8
                                    =========== =========  ==========  ========== =======

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                Nine months ended March 31, 2005
                                    -----------------------------------------------------
                                     Marketing             Management
                                      Services  Personals   Services   Corporate   Total
                                    ----------- ---------  ----------  ---------- -------
Net income                                                                        $ 17.8
Interest and other expense, net (1)                                                 13.9
Provision for income taxes (1)                                                      10.3
                                                                                  -------
Operating income (expense)           $    59.8  $    (2.7) $      0.2  $   (15.3) $ 42.0
Depreciation and amortization              7.9        7.0         0.5        0.3    15.7
                                    ----------- ---------  ----------  ---------- -------
EBITDA                                    67.7        4.3         0.7      (15.0)   57.7
Change in deferred revenues              (25.8)       0.1         1.4          -   (24.3)
Change in deferred marketing              10.8          -           -          -    10.8
                                    ----------- ---------  ----------  ---------- -------
Adjusted EBITDA                      $    52.7  $     4.4  $      2.1  $   (15.0) $ 44.2
                                    =========== =========  ==========  ========== =======

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

Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow is important because it represents the cash that is available to a company to pursue opportunities that enhance shareholder value, such as make acquisitions, reduce debt and develop new products. The following table reconciles operating cash flow to free cash flow (in millions):

                                           Nine months ended
                                               March 31,
                                           -----------------
                                             2006      2005
                                           -------   -------
Net cash provided by operating activities  $ 37.6    $ 24.6
Capital expenditures                        (14.9)     (7.5)
                                           -------   -------
Free cash flow                             $ 22.7    $ 17.1
                                           =======   =======

COMMITMENTS

The Company is not aware of any factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in the Forward Looking Statements in this Quarterly Report on Form 10-Q. The Company does not have off-balance sheet arrangements, non-exchange traded contracts or material related party transactions.

Future minimum payments of contractual obligations as of March 31, 2006 are as follows (in millions):

                                             Payments Due by Period
                            ----------------------------------------------------
                                     Less than                           After 5
                             Total     1 year  1 - 3 years  3 - 5 years   years
                            -------- --------- ----------- ------------ --------
Operating leases            $  57.4  $    9.1  $     17.3  $      13.9  $  17.1
Capital leases                  1.5       0.8         0.7            -        -
Long-term debt                240.0         -           -         90.0    150.0
Purchase obligations           11.8      10.5         1.3            -        -
Other (1)                     158.3      29.8        37.7         38.1     52.7
                            -------- --------- ----------- ------------ --------
Total payments due          $ 469.0  $   50.2  $     57.0  $     142.0  $ 219.8
                            ======== ========= =========== ============ ========

(1) Includes interest payments on long-term debt, pension obligations, line of credit termination fee and expected contingent payments related to the MCM acquisition.

                              VERTRUE INCORPORATED
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and management's beliefs and assumptions. These forward looking statements include statements that do not relate solely to historical or current facts and can be identified by the use of words such as "believe," "expect," "estimate," "project," "continue" or "anticipate." These forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are intended to qualify for the safe harbor provisions from liability provided by the Private Securities Litigation Reform Act of 1995.

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

The Company cautions that these factors are not exclusive. All forward looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by federal securities law, the Company has no obligation and does not intend to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.

                              VERTRUE INCORPORATED

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

Interest Rate
The Company has an amended and restated senior secured credit facility which allows borrowings of up to $50.0 million. Borrowings under this senior secured credit facility accrue interest at the Eurodollar rate plus an applicable margin or the Prime rate plus an applicable margin. There were no borrowings outstanding under this credit facility as of March 31, 2006. As of March 31, 2006, the effective interest rate for borrowings under this credit facility was 8.00%. Management believes that an increase in the Eurodollar rate or the Prime rate would not be material to the Company's financial position or its results of operations. This credit facility matures on March 31, 2009.

In addition, the Company has $90.0 million aggregate principal amount of 5.5% Convertible Notes due 2010 and $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Convertible Notes and the Senior Notes pay interest in cash semi-annually in arrears on April 1 and October 1. The fair value of the fixed interest instruments is affected by changes in interest rates and, with respect to the Convertible Notes, by changes in the Company's stock price and volatility. The Company does not currently hedge interest rates with respect to its outstanding debt. As of March 31, 2006, the carrying value of the Convertible Notes and the Senior Notes was $90.0 million and $147.9 million, respectively, and the fair value of the notes was $105.3 million and $156.0 million, respectively. Cash paid in connection with interest on the Convertible Notes and the Senior Notes in each of the next five years is expected to be $18.8 million assuming none of the Convertible Notes is converted into equity.

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

Changes in internal control over financial reporting
During the third quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              VERTRUE INCORPORATED
                           PART II. OTHER INFORMATION

Item 1. Legal proceedings
        -----------------

Except as set forth below, in management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. The Company or its subsidiaries are involved in other lawsuits and claims generally incidental to their respective businesses including, but not limited to, various suits, including previously disclosed suits, brought by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's services. In addition, from time to time in the regular course of its business, the Company or a subsidiary may receive inquiries from various federal and/or state regulatory authorities.

On October 17, 2005, the U.S. Supreme Court declined to review the Connecticut Supreme Court's May 10, 2005 decision to uphold an arbitration panel's award of $5.5 million in punitive damages and costs to MedValUSA Health Programs, Inc. Accordingly, the full amount of the award was paid in the quarter ending December 31, 2005. The Company recorded a one-time $5.5 million charge in the quarter ended June 30, 2005 related to this award. For additional information about the MedValUSA Health Programs, Inc. arbitration, refer to Item 3 - "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

The following table summarizes the shares of the Company's equity securities purchased by or on behalf of the Company:

                                                                                  Maximum
                                                             Total Number of      Number of
                                                                 Shares        Shares that May
                                         Total                Purchased as         Yet Be
                                       Number of   Average   Part of Publicly    Purchased
                                         Shares  Price Paid  Announced Plans   Under the Plans
Period                                 Purchased  per Share  or Programs (1)     or Programs
------                                 --------- ----------- ---------------- ----------------

January 1, 2006 to January 31, 2006      11,600   $   35.38           11,600          648,830
February 1, 2006 to February 28, 2006    58,500       42.69           58,500          590,330
March 1, 2006 to March 31, 2006          40,600       43.36           40,600          549,730
                                       --------- ----------- ----------------
   Total                                110,700       42.17          110,700          549,730
                                       =========             ================

(1) In October 2004, the Board of Directors authorized an additional 1,000,000 shares, no expiration date, to be purchased under the Company's stock repurchase program originally authorized during fiscal 1997.

Item 5. Other Information
        -----------------

(a) The Company entered into a Second Amended and Restated Credit Agreement dated March 17, 2006 with the Lenders and LaSalle Bank National Association, as Agent. The senior secured credit facility allows borrowings of up to $50.0 million for working capital and general corporate purposes. Borrowings under the senior secured credit facility accrue interest at the Eurodollar rate plus an applicable margin or the Prime rate plus an applicable margin. The senior secured credit facility matures on March 31, 2009.

Item 6. Exhibits
        --------

10.1 Second Amended and Restated Credit Agreement dated March 17, 2006 among the Registrant, the Lenders Parties Hereto, and LaSalle Bank National Association, as Agent
31.1 Rule 13a-14(a) CEO Certification.
31.2 Rule 13a-14(a) CFO Certification.
32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
     2002.
32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
     2002.

                              VERTRUE INCORPORATED
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VERTRUE INCORPORATED
                                    (Registrant)


     Date: May 10, 2006             By: /s/ Gary A. Johnson
                                        -------------------
                                    Gary A. Johnson, President, Chief
                                    Executive Officer and Director


     Date: May 10, 2006             By: /s/ James B. Duffy
                                        -------------------
                                    James B. Duffy, Executive Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)