Form 10-K
period 2006-06-30
VERTRUE INC
filed 2006-09-12
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   X     Annual  report  pursuant  to  Section  13 or  15(d)  of the  Securities
------   Exchange Act of 1934 for the fiscal year ended June 30, 2006

         or

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 for the transition period from ______ to _______.

                           Commission File No. 0-21527

                              VERTRUE INCORPORATED
             (Exact name of registrant as specified in its charter)

DELAWARE                                                  06-1276882
------------------------                    -----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

20 Glover Avenue
Norwalk, Connecticut                                                06850
---------------------------------------                         -----------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2005 was $258,129,671. This was computed by reference to the closing price of the registrant's Common Stock on December 31, 2005 For purposes of this calculation, all directors, executive officers and shareholders reporting beneficial ownership of more than 10% of the registrant's Common Stock are considered to be affiliates.

The number of shares of Common Stock outstanding as of August 28, 2006 was 9,688,778.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Vertrue Incorporated are incorporated by reference in Parts III of this report.

                                      Index


Item 1.  Business.........................................................................................................3

Item 1A.  Risk Factors....................................................................................................8

Item 1B.  Unresolved Staff Comments......................................................................................14

Item 2.  Properties......................................................................................................14

Item 3.  Legal Proceedings...............................................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders.............................................................14

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities....15

Item 6.  Selected Financial Data.........................................................................................16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................16

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.....................................................29

Item 8.  Financial Statements and Supplementary Data.....................................................................29

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................29

Item 9A.  Controls and Procedures........................................................................................30

Item 9B.  Other Information..............................................................................................30

Item 10.  Directors and Executive Officers of the Registrant.............................................................30

Item 11.  Executive Compensation.........................................................................................30

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.................30

Item 13.  Certain Relationships and Related Transactions.................................................................31

Item 14.  Principal Accountant Fees and Services.........................................................................31

Item 15.  Exhibits and Financial Statement Schedules.....................................................................31

SIGNATURES...............................................................................................................32

Exhibits.................................................................................................................33

                                     Part I

Item 1.  Business
         --------

OVERVIEW

Vertrue Incorporated and its subsidiaries ("Vertrue", the "Company", "we", "our", or "us") is a leading internet marketing services company. We operate a diverse group of marketing businesses with a unified mission: to provide every consumer with access to savings and services that improve their daily lives.

Our consumer service offerings span healthcare, personal property, security/insurance, discounts, and personals. We combine unique savings opportunities from brand-name vendors and service providers to create compelling value for consumers. To date, over 18 million consumers have enlisted our services, which represent the contributions of over 500,000 vendors.

We operate a group of businesses that have a diverse mix of product and service offerings that reach consumers through direct marketing efforts. We market our services through internet marketing, inbound call marketing, television and newspaper advertising, direct mail, and outbound telemarketing. Our internet marketing efforts have been an area of significant investment over the last three years. Virtually all of our services are now marketed online through a set of diverse internet marketing channels. These channels include portals, search advertising, affiliate network partners, and e-commerce partners. We leverage over a decade of direct marketing experience to tailor our online marketing efforts for maximum productivity. In addition to marketing online, we have significantly increased the use of the internet to deliver our programs and provide service to consumers online. Online marketing as a percentage of total marketing expenditures has increased from 13% in 2004 to 39% in 2006. Revenues driven by these marketing investments have also increased. Revenues before deferral generated through internet marketing efforts were 38% of total revenues before deferral in 2006, compared to 14% in 2004. Looking ahead to 2007, we expect the internet channel to continue to grow.

Our internet marketing services form a key component of a corporate marketing strategy. Our corporate clients use our programs to enhance market presence, strengthen customer affinity, and generate additional value to their existing products or service offerings. In addition to our client-based marketing efforts, we also market our services directly to the consumer through our proprietary internet sites. These sites enable us to refine our offerings, target a broader consumer audience, and generate additional revenue through advertising.

Vertrue continues to develop a portfolio of proprietary internet sites to market programs directly to the consumer. These sites include www.bargain.com,
www.privacymatters.com,           www.lavalife.com,          www.beyourbest.com,
www.doctorssayyes.com, and www.breastimplants4you.com. These sites combine unique content and access to services. In addition, by drawing increasing traffic to these sites we should be able to generate additional advertising revenue in the future.

Over the past three years we have successfully transformed our business into a leading internet marketing services company. Our recent growth and transformation is attributable to our sharp strategic focus on the Internet, the development of our in house expertise on how to best market on the internet, and several strategic acquisitions that have enabled us to reach a broader market both in terms of our product and service offerings and direct to consumer marketing expertise.

In April 2004, we broadened the scope of our business by acquiring Lavalife Inc. ("Lavalife"), a personals service. As a result of this acquisition, we became a leading global provider of web-based and interactive voice response ("IVR") based personals service. The acquisition of Lavalife provides us with access to a fast growing consumer category on the internet while expanding our target market. The Company cross-markets the products and services of the Company and Lavalife.

In November 2004, we completed the acquisition of certain of the assets of Bargain Network, Inc. ("Bargain"), a privately held provider of premier pricing services for homes and vehicles. We acquired Bargain in order to expand our direct to consumer marketing presence and to expand our discounted consumer offerings to include personal property.

In January 2005, we completed the acquisition of certain of the assets of My Choice Medical Holdings, Inc. ("MCM"), a privately held advertising and practice management company serving cosmetic surgeons throughout the United States. We acquired MCM in order to expand our consumer offerings to include cosmetic surgery and to capitalize on the success MCM has had in both paid and natural search marketing. We believe paid and natural search marketing could be an area of significant growth in the future.

We have three reportable business segments: Marketing Services, Personals, and Management Services. The Marketing Services business segment primarily provides discounted products and services to consumers and generates recurring, membership-based revenue. The Personals business segment provides web, phone, and mobile personals services and generates transaction-based revenue. The Management Services business segment provides advertising and practice management services to healthcare professionals throughout the United States. Revenues from the Marketing Services and Personals business segments represented 93% of our consolidated total revenues in 2006.

We were incorporated in 1989 in Delaware under the name Cardmember Publishing Corporation. On October 17, 1996, we completed an initial public offering of our stock and changed our name to MemberWorks Incorporated. On October 13, 2004, we began doing business as Vertrue Incorporated and on November 18, 2004, shareholders approved an amendment to our charter formally changing our name to Vertrue Incorporated. The name change was intended to reflect the ever-broadening base of services that we offer to our customers.

MARKETING SERVICES SEGMENT

Products. Our Marketing Services segment designs membership programs that provide consumers with everyday savings, event-oriented discounts, benefits that provide consumers with peace of mind and access to information. We partner with leading, brand name merchants, and with service companies to offer members valuable packages of members-only benefits. Programs are available in English, French, and Spanish and can be customized for specific clients, customer segments, or consumer communities. Our membership programs are packaged around popular spending categories and offer potential savings greater than the program fee. Our membership programs fall into the following four consumer spending categories:

Healthcare
Our health, wellness, and self-improvement programs offer savings on nearly every healthcare product and service, including prescription drugs, vitamins and supplements, eye glasses and contact lenses, hearing aides, durable medical equipment, and select consumer products. These programs also offer discounts on professional services, including medical, dental, vision, hearing, chiropractic, alternative medicine, elder care, diet, exercise, and other personal health services. These programs offer real solutions for the uninsured and underinsured.

Personal Property
Our personal property programs offer consumers online access to listings of discounted homes and autos. Members also have access to complementary services such as a mortgage center, roadside assistance, lemon checker, and extended warranties.

Security and Insurance
Our security and insurance programs offer discounts on products and services that enhance the consumer's sense of security and well-being. These programs provide access to services that help manage privacy and protection, including identity theft insurance, credit card registration, and credit reporting, scoring, and monitoring. Our insurance programs offer competitively priced insurance products, including life, supplemental health, accidental death, short-term and long-term disability, warranty, and identity theft insurance coverage. Our other program benefits include 24-hour protection services, roadside assistance, and financial, tax and retirement consultation services.

Discounts
Our discount programs offer exclusive access to members-only savings with leading brand name merchants covering a wide range of consumer spending categories, including travel, transportation, entertainment, dining, shopping, home improvement, and small business. Savings are available both online and offline through discounted gift cards, coupons, promotion codes, and rebates.

Marketing and Distribution. We market all of our programs online through an array of internet marketing channels. These channels are more cost effective than traditional direct marketing methods and provide immediate feedback to refine marketing strategies. Our primary internet marketing channels include:

Portals
Vertrue maintains strong advertising relationships with the top internet portals. Our marketing efforts with portals primarily include the placement of banner ads driving traffic to our proprietary internet sites. In 2006, we were ranked among the top 20 in online impressions as measured by Nielsen/NetRatings. Recently we have been pursuing the integration of banner ads with proprietary content to improve response rates.

Affiliate Network Partners
We advertise through large promotional-based networks such as the Vendare Group and Commission Junction that drive traffic from the entire spectrum of online channels to their internet properties delivering customers and leads to advertisers. This type of advertising is a low risk, high reward channel as we pay these networks on a pay for performance basis.

E-commerce Partners
We partner with leading e-commerce vendors to market our programs through post-transaction upsell opportunities. We are able to leverage our partners' brands to increase conversion rates. Our broad spectrum of product offerings and flexibility allow us to market membership programs that are complementary or attractive to the customer base of the various e-commerce vendors.

Search Advertising
Vertrue also maintains strong relationships with major and second-tier search engines for sponsored marketing links. We continue to grow and optimize our marketing performance on several thousand keyword searches.

In addition to our internet marketing channels, Vertrue also employs traditional direct marketing methods to market our programs. These include inbound call marketing, newspaper and magazine advertising, television advertising, direct mail, and outbound telemarketing.

Our inbound call marketing occurs when our partners' inbound callers who meet certain criteria are offered our membership programs by the partner's service representative or by one of our membership service representatives through a call transfer. We pay the partner either a royalty for initial and renewal membership fees or a fee per marketing offer or per sale.

Our membership programs are also delivered through loyalty arrangements with our client partners. Our Marketing Services segment works with its clients to incorporate elements from one or more of the standard membership programs to design a custom program for the client. The client then either provides the customized membership program to its customers as a value-added feature or resells the customized membership program. In some cases, the client provides loyalty memberships to its customers free of charge and pays the periodic membership fee for each customer's membership. In other cases, the client charges a reduced fee to its customer. Under these loyalty programs, we do not pay for the marketing costs incurred to solicit memberships. Instead, the client offering the memberships is responsible for the marketing. Our loyalty programs provide clients with a wide range of benefits to offer or market to their customers and include stand-alone benefits, reward point accumulation and management, gift certificates, merchandise, and travel reward redemption. Our versatility in designing loyalty strategies and providing turnkey execution is essential in supporting and promoting our clients' brands.

Vendors. Our Marketing Services segment has established a large network of vendor relationships that deliver the discounts and services in each of our various membership programs. We evaluate and engage only those vendors who can deliver high quality products and services. Our participating vendors generally benefit by obtaining access to a large number of demographically attractive consumers in a cost effective manner while incurring minimal incremental marketing costs. Specifically, our vendors gain access and marketing exposure to our membership base, and in almost all cases, pursuant to contractual arrangements, provide members-only discounts on products or services. We generally do not receive payments from these vendors for rendering services to our members and, in certain cases, we pay the vendors a fee based on the number of members enrolled in the membership program or based on other agreed-upon factors.

Our contracts with vendors are generally for one year or more, with subsequent one-year renewal terms at our option. In most cases, vendors may cancel contracts only for cause and are subject to notice provisions that provide us time to locate a substitute vendor. Most of our vendor contracts are non-exclusive and require vendors to maintain the confidentiality of the contract terms.

Clients.   Our  membership  programs  are  marketed,   in  many  cases,  through
arrangements with our clients, which include banks and other financial institutions, e-commerce companies, direct response television companies, catalog companies, retailers, and other organizations with large numbers of individual customers. These companies have outsourced the implementation of membership programs to providers, such as us, that are able to apply advanced database systems to capture, process, and store consumer and market information, use their experience to provide effective membership programs, and realize economies of scale. In addition, businesses that outsource their membership programs demand that the program provider have the expertise to continue to introduce innovative new programs and have resources, such as extensive vendor networks and an experienced management team, to launch membership programs quickly and successfully. Our clients receive royalty payments in exchange for providing us with new members or access to potential members.

Our Marketing Services segment's clients supply substantially all the information for marketing efforts in accordance with strict consumer privacy safeguards. As a result, our ability to market a new program to an existing customer base or an existing program to a new customer base may depend on first obtaining our client's approval.

Our contracts with our clients typically grant us the right to indefinitely continue to provide membership services directly to the clients' account holders, even if our client terminates its contract. Many of our client contracts may be terminated by the client upon 30 to 90 days notice without cause and without penalty.

In 2006 and 2005, our largest client, West Corporation, accounted for 12% and 14%, respectively, of our total revenues. In 2004, our largest clients, West Corporation and Citibank, N.A (and its affiliates), accounted for 18% and 12%, respectively, of total revenues. The loss of our major clients could have a material effect on our results of operations. The decrease in the concentration of revenue with these clients demonstrates our efforts over the past several years to diversify our business model and increase our direct to consumer marketing thereby diminishing our reliance on key client partners.

Program Enrollment and Billing. When consumers agree to enroll in a program, they generally receive a trial membership. During this time, the member may use the program's services without obligation, as outlined in the marketing solicitation. Membership materials, which include a membership brochure and a membership card with a membership identification number, are either mailed or emailed to the member during the trial period. The brochure outlines in detail the benefits offered and contains a toll-free number and a web site address, which may be used to access membership benefits and information. In the event that a member elects not to participate in the membership program, he or she can call a toll-free number or log on to the web site during the trial period to cancel the service without incurring any additional charges. Trial memberships are generally for a period ranging from 7 to 30 days and there are no conditions with respect to the ability of the consumer to terminate a trial membership.

If the membership is not canceled during the trial period, the member is charged the annual or monthly membership fee, depending upon the applicable payment plan offered. Annual members who do not cancel their memberships after the initial one year membership term receive a renewal notice in advance of each membership year and are charged for the succeeding year's membership fee. During the course of an initial annual membership term or renewal term, a member may cancel his or her membership in the program generally for a pro rata refund of the membership fee based on the remaining portion of the membership period at the time of the cancellation. Monthly members are billed each month after the trial period ends and continue to be billed each month until the membership is cancelled. During 2006, 91% of our Marketing Services segments' new member enrollments were in a monthly payment program. Membership fees vary depending upon the particular services offered in the membership program. Our Marketing Services segment had approximately 5.8 million members as of June 30, 2006 compared to 5.7 million members as of June 30, 2005.

Member Service. Providing high quality service to our members is an extremely important factor in retaining our members and strengthening the affinity of our clients' customers. Currently, our membership call centers are located in Montreal, Canada, Houston, Texas, Omaha, Nebraska, and Chicago, Illinois, with a total of over 1,400 membership service representatives. All of our new membership service representatives are required to attend on-the-job training. Through our training programs, systems and software, we seek to provide members with friendly, rapid and effective answers to their questions. Our members can access their benefits 24 hours a day via the program's web site or automated telephone response technology. We also work closely with our clients' customer service personnel to ensure that their representatives are knowledgeable in matters relating to the membership programs.

Technology. We have invested substantially in new technology, including data warehousing, data mining, and various Internet applications that allow us to effectively and efficiently market our services to potential members. Over the last 12 months, we have specifically invested in further upgrading our marketing applications to state-of-the-art technology platforms, completing deployment of a new internet marketing development plan and deployment platform with advanced marketing optimization capabilities.

We continue to apply substantial resources to plan, develop, and deploy a new Member Management platform based on state-of-the-art technology, including advanced rules engine capabilities. As a new member enrolls on the internet, membership information is immediately interfaced and maintained on a Member Management platform that drives information constantly to the customer service platforms ("CRM") and web sites, as well as to the fulfillment, billing, and data warehousing systems. This approach allows for rapid fulfillment of member information via e-mail or mail, immediate access to benefits such as coupons, credit reports, and discounted gift cards, while facilitating responsive targeted call center and web site interactions. If a member contacts us by phone, the Member Management System interacts with our advanced call routing system to display the member's profile information prior to an employee answering the call. This allows our membership service representatives to access the best possible information prior to serving a given member. Telecommunications systems also monitor the performance quality of the membership service representatives and other aspects of the business through sophisticated reporting capabilities.

To provide the highest quality service to our members, we have deployed a new, more advanced technology platform that offers increased capabilities for members to access their membership benefits via the web sites. In addition, the Marketing Services segment has increased its use of the data warehousing capabilities to review, analyze, and model the membership base, in order to optimize service and market additional products that are most appropriate for each member.

Competition. We believe that the ability to identify, develop, and offer innovative programs, the quality and breadth of programs offered, competitive prices, and in-house marketing expertise are the principal competitive factors in the marketing services industry. Our competitors offer programs which provide services similar to or that compete directly with those we offer. Some of our competitors have substantially larger customer bases and greater financial and other resources. To date, we have effectively competed with our competitors. However, there can be no assurance that our competitors will not increase their emphasis on programs similar to ours, provide programs comparable or superior to ours at lower membership prices, or adapt more quickly to evolving industry trends or changing market requirements, or that new competitors will not enter the market or that clients and vendors will not introduce competing programs of their own. Such increased competition may result in price reductions, reduced marketing margins or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. Additionally, because contracts between clients and program providers are often exclusive with respect to a particular service, potential clients may be prohibited from contracting with us to promote a program if our services are similar to or overlap with the services provided by an existing program of a competitor.

PERSONALS SEGMENT
The Personals segment consists of our Lavalife Inc. ("Lavalife") business. Lavalife customers can choose to connect with other singles through three distinct offerings - web, phone, and mobile. Lavalife's open-minded approach to dating allows customers to choose how they want to "click with other singles" by offering different dating communities including dating, relationships, and intimate encounters. Our interactive services allow customers who want to enhance their social lives, to search for a date, or meet new people to communicate with other customers in a real time, "Anywhere," "Anytime," and "Anyhow" environment. Customers can interact with each other from anywhere in real time by phone, email, instant message, video, or text chat.

We rely on our innovative products, marketing relationships with major media groups, advertising campaigns in large markets, a widely recognized brand name, and an advanced technology infrastructure to acquire new users and to retain our existing customers. In 2006, our marketing initiative with several leading mobile phone carriers generated strong results. To further develop brand loyalty and to encourage return visits, we continue to add features and functionality to our existing service offerings and to introduce new innovative interactive products.

We employ a transactional business model, in which customers buy non-refundable credits up front and spend those credits only when they want to interact with other customers. Our competitors generally employ a subscription-based business model, in which customers pay a fixed periodic fee. We believe a transactional model is more attractive to new customers, who will join due to the lower initial cost and the ability to easily control their spending. Our customers determine when to use their credits to communicate with other customers. Furthermore, once a customer has an account balance, the customer has a strong financial incentive to return to use their remaining credits.

Technology. We utilize an integrated network to support our phone, web, and mobile operations. Our infrastructure is built on state of the art, industry standard, high capacity technology designed to support the significant level of member interaction and a quality experience. The phone-based IVR systems are all voice over internet protocol platform based, and this technology supports such high demand features as live chat, and voice messaging. The network operations center, located in Toronto, Canada, allows the personals business to scale its web, phone, and mobile operations with full remote management capabilities for all services.

Competition. The personals industry is very competitive and highly fragmented. Our primary competitors include numerous online and offline dating and matchmaking services (both free and paid), some of which operate nationwide and some of which operate locally, and the personals sections of newspapers and magazines. In addition to broad-based personals services, there are numerous niche web sites and offline personals services that cater to specific demographic groups.

MANAGEMENT SERVICES SEGMENT
The Management Services segment consists of our My Choice Medical Holdings, Inc. business, which provides advertising and practice management services to a network of cosmetic physicians throughout the United States. Consultants assist consumers with locating board certified physicians nearby, schedule initial consultations, offer pre-negotiated fee schedules that are up to 60 percent less than the usual and customary charges, and provide financing, if needed.

GOVERNMENT REGULATION
We market our products and services through various distribution channels including internet marketing, inbound call marketing, television and newspaper advertising, direct mail and telemarketing. These channels are regulated at both the state and federal levels and we believe that these marketing methods may increasingly be subject to such regulation, particularly in the area of consumer privacy. Regulations may limit our ability to solicit new members or to offer one or more products or services to existing members. The telemarketing industry has become subject to an increasing amount of federal and state regulation. For example, the Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. Additionally, the Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations, including the Telemarketing Sales Rule, as amended, promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent marketing activities deemed by them to be "unfair or deceptive acts or practices." Further, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing and/or internet marketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations. Compliance with these regulations is generally our responsibility and we could be subject to a variety of enforcement and/or private actions for any failure to comply with such regulations. Our provision of products and services requires us to comply with certain state regulations, changes in which could materially increase our operating costs associated with complying with such regulations. Noncompliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management to fines or various forms of civil or criminal prosecution, any of which could have a material adverse affect on our business, financial condition and results of operations. Also, the media often publicizes perceived noncompliance with consumer protection regulations and violations of notions of fair dealing with consumers that make the membership programs industry susceptible to peremptory charges of regulatory noncompliance and unfair dealing by the media.

We currently maintain rigorous security and quality controls that are intended to ensure that all of our marketing practices meet or exceed industry standards and all applicable state and federal laws and regulations. We only collect and maintain customer data that is necessary to administer our business activities, such as a customer's name, address and encrypted billing information and only public information is used for marketing and modeling purposes, such as demographic, neighborhood, and lifestyle data.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS See Note 17 to the consolidated financial statements in Item 8 of this report for financial information about our segments and geographic areas.

EMPLOYEES
As of June 30, 2006, we employed 1,603 persons on a full-time basis and 768 on a part-time basis. Our employees are not represented by a labor union. We believe our employee relations are good.

AVAILABLE INFORMATION
Our Internet address is http://www.vertrue.com. Information on our web site is not a part of this report.

We make available, free of charge through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings, Code of Conduct, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). You may read and copy any document filed with the SEC on its web site, http://www.sec.gov, or at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20459. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

Item 1A.  Risk Factors
          ------------

The statements in this section describe the major risks to our business and constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. These risks discussed below and elsewhere in this 2006 Form 10-K should be considered carefully when evaluating our business operations and strategies. Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success. Many of the factors are not within our control.

Our disclosure and analysis in this 2006 Form 10-K contain some forward-looking statements. From time to time, we also provide forward-looking statements in other materials we release to the public. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Such statements give our current expectations or forecasts of future events and they do not relate strictly to historical or current facts. We have generally identified such statements by using words such as "anticipate," "estimate," "project," "intend," "plan," "believe," "will," "target," "forecast" and similar expressions in connection with any discussion of future operating or financial performance. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. In particular, these include statements relating to future actions, future performance or results of current and anticipated revenues, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated, or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports to the SEC. The risks that follow, individually or in the aggregate, are those that we think could cause our actual results to differ materially from those stated or implied in forward-looking statements. It may not be possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Our long-term profitability depends on our ability to replace the members of our membership programs or customers of our personals services that we lose in the ordinary course of business, and, if we fail to do so, our member or customer base and consequently our revenue will decline.
We lose a significant number of members of our membership programs and customers of our personals and management services segments each year in the ordinary course of business. The loss of such members or customers may occur as a result of numerous factors including:

     o changing consumer preferences;
     o competitive price pressures;
     o general economic conditions;
     o customer dissatisfaction; and
     o credit or debit card holder turnover.

Failure to obtain new members or customers who produce revenue at least equivalent to the revenue from the lost members or customers would result in a decrease in the number of our members or customers and, consequently, in a reduction of our revenue. There can be no assurance that we can successfully replace the lost members or customers.

In addition, even if we are successful in adding new members and customers to replace lost revenue, our profitability and cash flow may still decline since we generally incur losses and negative cash flow during the initial stages of an individual membership program and customer procurement, as compared with renewal periods, due primarily to higher marketing costs associated with initial membership and customer procurement.

Increased cancellations could impair our financial condition, results of operations and cash flows.
Monthly members of our membership programs are billed each month after their trial period until they cancel their membership. Annual members who cancel their membership at any time during the membership period generally receive a pro rata refund of the membership fee based on the remaining portion of the membership period. Increased cancellations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The success of our business depends on the introduction of popular new programs or services or the enhancement of existing membership programs or personals services.
Our  business  is  substantially   dependent  on  our  ability  to  develop  and
successfully introduce popular new membership programs or to provide enhancements to existing membership programs which generate consumer loyalty. Failure to introduce new membership programs in a timely manner could result in our competitors acquiring additional market share. In addition, the introduction or announcement of new innovative membership programs or personals services by us or by others could render existing membership programs or personals services obsolete or result in a delay or decrease in orders for existing membership programs or personals services as customers evaluate new membership programs or personals services. Therefore, the announcement or introduction of new innovative membership programs by us or others, or our failure to introduce new membership programs which generate broad consumer appeal, or our inability to refine our service offerings or introduce new services in our personals business could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may need to spend more money to advertise to generate  the same  revenue.
We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly with economic conditions. Because a majority of our revenues are derived as a result of our advertising efforts, fluctuations in our advertising spending generally, or with respect to our Internet-based spending specifically, could have an adverse impact on our revenue and our profitability.


We depend on payment processors to process revenue and obtain payments for us. We depend on payment processors to obtain payments for us. The payment processors operate pursuant to agreements that may be terminated with limited prior notice. In the event a payment processor ceases operations or terminates its agreement with us, there can be no assurance a replacement payment processor could be retained on a timely basis, if at all. Any service interruptions, processing cost increases, delays or quality problems could result in delays in collecting payments, decreased revenue and/or increased expense which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We depend in part on the communication channels through which we market and service our products and services such as telephone, internet, and the United States Postal Service. An interruption of, or an increase in the billing rate for, such services could adversely affect our business.
We market and service our programs by various communication channels, including telephone, internet, and direct mail. Accordingly, our business is dependent on the quality of the postal and telephone services provided by the U.S. Post Office and various local and long distance telephone companies. Any significant interruption of such services or any limitations in their ability to provide us with increased capacity could adversely impact our business, financial condition, and results of operation. In addition, rate increases imposed by providers would increase our and our marketing partners' operating expenses and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We depend on third-party vendors to supply the products and services that we market. The failure of these vendors to provide such products or services could result in customer dissatisfaction and could harm our business.
We depend on third-party vendors to provide most of the products and services included in the membership programs and services that we market. The third-party vendors generally operate pursuant to non-exclusive agreements with us that may be terminated by the vendor with limited prior notice. There can be no assurance that, in the event a vendor ceases operations, terminates, breaches, or chooses not to renew its agreement with us, a replacement vendor could be retained on a timely basis, if at all. In addition, our third-party vendors are independent contractors and the level and quality of services they provide is outside our control. Any product or service interruptions, delays, or quality problems could result in customer dissatisfaction and membership cancellations and/or termination of marketing partners' relationships with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our business is highly dependent on our existing computer, billing, communications, and other technological systems. Any temporary or permanent loss of any of our systems could have a negative effect on our business, financial condition, and results of operations.
Our business depends upon ongoing investments in advanced computer database and telecommunications technology as well as upon our ability to protect our telecommunications and information technology systems against damage or system interruptions from natural disasters, technical failures, and other events beyond our control. In order to compete effectively and to meet the needs of our clients, members, and customers, we must maintain our systems as well as invest in improved technology. A temporary or permanent loss of any of our systems or networks could cause significant damage to our reputation and could result in a loss of revenue.

In addition, we receive credit data electronically, and this delivery method is susceptible to damage, delay, or inaccuracy. A significant portion of our business involves telephonic customer service as well as mailings, both of which depend upon the data generated from our computer systems. Unanticipated problems with our telecommunications and information technology systems may result in a significant system outage or data loss, which could interrupt our operations. Our infrastructure may also be vulnerable to computer viruses, hackers, or other disruptions entering our systems from the credit reporting agencies, our marketing partners, members, customers, or other authorized or unauthorized sources. Any damage to our telecommunications and information technology systems, failure of communication links, or other loss that causes interruption in, or damage to, our operations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We rely on our clients to provide customer information to us for certain marketing purposes and to approve our marketing materials. If our clients make significant changes to the materials that decrease our results or if they limit the information that they provide to us, our ability to generate new customers may be adversely affected.
Certain of our marketing efforts depend in part on limited customer information being made available to us by our clients. There can be no assurance that our clients will continue to provide us with the use of such customer information.

Our marketing efforts are largely dependent on obtaining approval of the solicitation materials from our clients. We market our programs and services based on tested marketing materials, and any significant changes to those materials that are required by our clients could have a negative impact on our results. The material terms of each marketing campaign must be mutually agreed upon by the parties. There can be no assurance that we will obtain approvals of our marketing materials from our clients, and the failure to do so could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

The loss of key clients could have a material adverse effect on our results of operations.
The loss of key clients could have a material adverse effect on our results of operations. Membership programs marketed through one of these clients, West Corporation, accounted for approximately 12% of our total revenue for the fiscal year ended June 30, 2006. Though the status of members that have already joined our membership programs through existing clients would not be affected, a loss of key clients or a decline in their respective businesses would result in the loss of our ability to draw new customers to our membership programs marketed through these clients and could have a material adverse effect on our financial condition, results of operations, and cash flows. There can be no assurance that one or more of our clients will not terminate its relationship with us or suffer a decline in its business.

We market certain of our membership programs through credit card issuers. A downturn in the credit card industry or changes in the marketing techniques of credit card issuers could adversely affect us.
Our success is dependent in large part on continued demand for our membership programs within our clients' industries. Certain of our membership programs are marketed through our credit card issuer clients. A significant downturn in the credit card industry or a trend in that industry to reduce or eliminate its use of membership programs could adversely affect our business.

Our failure to protect private data could damage our reputation and cause us to expend capital and other resources to protect against future security breaches and could harm our business.
Certain of our services are based upon the collection, distribution, and protection of sensitive private data. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our marketing partner agreements, which could give our marketing partners the right to terminate such agreements with us. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. We may also incur significant costs to solve problems that may be caused by future breaches or to prevent such breaches. Any breach or perceived breach could subject us to legal claims from our marketing partners or customers and/or regulatory or law enforcement entities under laws that govern the protection of non-public personal information. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and customers. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.

We depend on key executive and marketing personnel.
We are dependent on certain key members of our management and marketing staff, particularly our Chief Executive Officer, Gary Johnson. In addition, we believe that our future success will depend in part upon our ability to attract and retain highly skilled managerial and marketing personnel. We face significant competition for such personnel, and we may be unsuccessful in hiring or retaining the personnel we require. The failure to hire and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

The industries in which we operate are highly competitive. We may be unable to compete effectively with other companies in our industries that have financial or other advantages and increased competition could lead to reduced market share, a decrease in margins and a decrease in revenue.
We believe that the principal competitive factors in the industries in which we operate include the ability to identify, develop, and offer innovative programs and services, the quality and breadth of programs and services offered, competitive pricing and in-house marketing expertise. Our competitors offer programs and services which are similar to, or which compete directly with, those provided by us. In addition, in our Marketing Services segment, we could face competition if our current clients or other companies were to introduce their own in-house programs or services similar to ours.

Some of the existing and potential competitors to our Marketing Services and Personals businesses have substantially larger customer bases and greater financial and other resources than we do. There can be no assurance that:

     o our competitors will not increase their emphasis on programs or services similar to those we offer;
     o our competitors will not provide programs or services comparable or superior to those we provide at lower costs;
     o our competitors will not adapt more quickly than us to evolving industry trends or changing market requirements;
     o    new competitors will not enter the market; or
     o other businesses (including our current marketing partners) will not themselves introduce in-house programs or services similar to those we offer.

In order to compete effectively with our competitors, we must be able to provide superior programs and services at competitive prices. In addition, we must be able to adapt quickly to evolving industry trends, a changing market and increased regulatory requirements. Our ability to grow our business may depend on our ability to develop new programs and services that generate consumer interest. Failure to do so could result in our competitors acquiring additional market share in areas of consumer interest. Any increase in competition could result in price reductions, reduced gross margin, and loss of market share, any of which could have a material adverse impact on our business, financial condition, and results of operations.

Additionally, because contracts between clients and program providers in our Marketing Services business are often exclusive with respect to a particular program, potential clients may be prohibited from contracting with us to promote a new program if the products and services provided by our program are similar to, or overlap with, the products and services provided by an existing program of a competitor.

Our industry is increasingly subject to U.S. state, federal, and foreign government regulation, which could impede our ability to market our programs and services and reduce our profitability.
We market our membership programs and services through various distribution channels, including internet marketing, inbound call marketing, television and newspaper advertising, direct mail, and telemarketing. These channels are regulated at the state, federal, and foreign levels and we believe that these channels will be subject to increasing regulation, particularly in the area of consumer privacy. Such regulation may limit our ability to solicit new members or customers or to offer products or services to existing members or customers.

Our Membership Services segment is subject to extensive regulation and oversight by the FTC, the Federal Communications Commission (the "FCC"), state attorneys general and other state regulatory agencies, including state insurance regulators and various foreign regulatory entities. Our programs and services involve the use of nonpublic personal information that is subject to federal consumer privacy laws, such as the federal Gramm Leach Bliley Act, and various federal and state telemarketing regulations, including the FTC's Telemarketing Sales Rule, the FCC's Telephone Consumer Protection Act and implementing regulations, as well as various state telemarketing laws and regulations. While we do not believe that the laws and regulations passed to date will have a material impact on our business, additional federal, state or foreign laws and/or regulations, including subsequent amendments to existing laws and regulations, could cause a material adverse impact on our business, financial condition, results of operations, and cash flows.

Compliance with these laws and regulations is generally our responsibility, and we could be subject to a variety of enforcement and/or private actions for any failure to comply such laws and regulations. Any changes to these laws and regulations could materially increase our compliance costs. Noncompliance with any laws and regulations enforced by a state, federal, or foreign consumer protection authority may subject us or our management to fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our business, financial condition and results of operations. Also, the media often publicizes perceived noncompliance with consumer protection laws and regulations and violations of notions of fair dealing with consumers and the membership services industry is susceptible to peremptory charges by the media of regulatory noncompliance and unfair dealing.

We are subject to legal actions that could have a negative impact on our financial condition, results of operations, cash flows or reputation.
We are involved in claims, legal proceedings, and governmental inquiries related to employment matters, contract disputes, business practices, trademark and copyright infringement claims, and other commercial matters. While we cannot predict the outcome of pending suits, claims, investigations, and inquiries, the cost of responding to and defending such suits, as well as the ultimate resolution of any of these matters, could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation.

We may experience operational and financial risks in connection with acquisitions. In addition, some of the businesses acquired by us may incur significant losses from operations or experience impairment of carrying value. Our future growth may depend, in part, on acquisitions. We may experience operational and financial risks in connection with acquisitions. To the extent that we grow through acquisitions, we will need to:

     o retain senior management and other key personnel at acquired businesses; and
     o successfully manage acquisition-related strain on our management, operations, and financial resources and on the management, operations, and financial resources of the acquired company.

We may not be successful in addressing these challenges or any other problems encountered in connection with historical and future acquisitions, and, the failure to do so, could adversely affect our business, financial condition, and results of operations. In addition, we may not achieve the operational synergies and cost savings anticipated in connection with any such acquisition. The failure to realize anticipated benefits of one or more of our acquisitions and the undertaking of future acquisitions could result in potentially diluted issuances of equity securities, additional contingent liabilities, or the impairment of goodwill and/or other intangible assets, any of which could adversely affect our business, financial condition, and results of operations.

We may need to raise additional capital in the future to fund liquidity and capital requirements, which may not be available to us on favorable terms or at all.
Our future liquidity and capital requirements will depend upon numerous factors, including the success of our membership programs and other product and service offerings, market developments, potential acquisitions and additional repurchases of our common stock. We may need to raise additional funds to support expansion, develop new products or services, respond to competitive pressures, acquire complementary businesses or take advantage of unanticipated opportunities. The indenture governing our senior secured credit facility and our Senior Notes contain covenants that may restrict our ability to finance operations or capital needs. We cannot be certain that we will be able to obtain adequate financing on favorable terms or at all.

Our quarterly operating results are volatile and may adversely affect the market price of our securities.
Our quarterly revenues, expenses, and operating results have varied significantly in the past and may vary significantly from quarter to quarter in the future. Factors which could cause our financial results to fluctuate include:

     o    increased or decreased cancellation of member enrollments;
     o    the rate of renewal by existing members;
     o    increased default on notes receivables;
     o our ability to introduce new programs or products or to enhance existing programs or products on a timely basis and the introduction of programs or products by our competitors;
     o    the mix of our client base;
     o    seasonality of the businesses of our clients;
     o market acceptance and demand for our and our clients' membership programs generally;
     o the mix of programs we offer and the price points of such programs; o increased commission rates and other compensation required by our clients;

     o    the mix of our marketing channels;
     o    unanticipated service interruptions;
     o    movement in foreign exchange rates;
     o    adverse outcomes of litigation or regulatory matters;
     o    the availability of vendors to support programs we offer;
     o the level of enthusiasm for health and fitness, travel, entertainment and leisure activities, and other lifestyle elements underlying our membership programs; and
     o    competitive pressures on selling prices.

Many of these factors are beyond our control. Operating results would be adversely affected if projected revenues for a given quarter are not achieved. In addition, any future acquisitions by us could have a material adverse effect on our results of operations, particularly in quarters immediately following consummation of such transactions, while the operations of the acquired business are being integrated into our operations.

Item 1B.  Unresolved Staff Comments
          -------------------------

Not Applicable.

Item 2.  Properties
         ----------

A summary of key information with respect to our leased facilities is as follows:

                                            Calendar Year Lease
Location              Square Footage            Expires
--------------------- ------------------  ----------------------
Omaha, NE                       124,832     2009 through 2015
Goleta, CA                       82,798     2006 through 2011
Norwalk, CT                      82,215           2016
Toronto, Canada                  73,929           2009
Montreal, Canada                 48,193     2006 through 2014
Houston, TX                      41,848           2011
Chicago, IL                      18,776           2010
Atlanta, GA                      13,717           2010
Stroudsburg, PA                  11,000           2014


During 2006, we relocated our corporate headquarters to Norwalk, Connecticut. Our Norwalk office also includes non-corporate offices for our Marketing Services segment. The Toronto, Canada office serves as the operational office for our Personals segment. The Stroudsburg, Pennsylvania office serves as the operational office for our Management Services segment. All other locations serve as operational offices for our Marketing Services segment. We believe that our properties are generally in good condition, are well maintained and are suitable and adequate to carry on our business.

Item 3.  Legal Proceedings
         -----------------

In our opinion, there are no significant legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties are subject. We are involved in lawsuits and claims generally incidental to our business, including but not limited to various suits, including previously disclosed suits, brought against us by individual consumers seeking monetary and/or injunctive relief relating to the marketing of our programs. In addition, from time to time in the regular course of our business, we receive inquiries from various federal and/or state regulatory authorities.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended June 30, 2006.

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         ----------------------------------------------------------------------
         Issuer Purchases of Equity Securities
         -------------------------------------

Market Information
Our common stock is listed on the NASDAQ National Market ("NASDAQ") under the symbol VTRU. The following table sets forth the high and low closing sale prices per share for the periods indicated as reported on the NASDAQ.

Fiscal Year Ended June 30, 2006:           High           Low
                                        ---------     ---------
First Quarter                           $  40.61      $  33.72
Second Quarter                             38.47         33.79
Third Quarter                              45.15         33.50
Fourth Quarter                             44.38         38.21

Fiscal Year Ended June 30, 2005:           High           Low
                                        ---------     ---------
First Quarter                           $  29.28      $  24.42
Second Quarter                             38.33         24.70
Third Quarter                              40.89         35.34
Fourth Quarter                             39.47         29.47


Holder and Dividend Information
As of August 28, 2006, there were 40,000,000 shares of our common stock authorized of which 9,688,778 shares were outstanding, held by approximately 2,600 stockholders of record. We have not declared or paid any cash dividends to date and anticipate that all of our earnings in the foreseeable future will be retained for use in our business and to repurchase our common stock under our stock repurchase program. Our future dividend policy will depend on our earnings, capital requirements, financial condition, requirements of the financing agreements to which we are a party, and other factors considered relevant by our Board of Directors.

Purchases of Equity Securities by the Issuer
The following table summarizes the shares of our equity securities purchased by us or on our behalf:


                                                                                        Maximum
                                                                                       Number of
                                                                Total Number of     Shares that May
                                                                Shares Purchased        Yet be
                                  Total Number Average Price  as Part of Publicly   Purchased Under
                                   of Shares       Paid        Announced Plans         the Plans
Period                             Purchased    per Share      or Programs (1)        or Programs
--------------------------------- -----------  -----------    -------------------   ---------------
April 1, 2006 to April 30, 2006        4,100   $    41.54                  4,100           545,630
May 1, 2006 to May 31, 2006          163,500        38.67                163,500           382,130
June 1, 2006 to June 30, 2006         55,000        39.69                 55,000           327,130
                                  -----------  -----------    -------------------   ---------------
  Total                              222,600   $    38.97                222,600           327,130
                                  ===========  ===========    ===================   ===============


(1) In October 2004, our Board of Directors authorized 1,000,000 shares, no expiration date, to be purchased under our stock repurchase program originally authorized during fiscal 1997. In August 2006, we announced that our Board of Directors authorized the purchase of up to 1,000,000 shares, no expiration date, in addition to the authorization described above, thereby increasing the maximum number of shares that may yet be purchased to 1,327,130.

Item 6.  Selected Financial Data
         -----------------------

The selected consolidated operating and common stock data for each of the years ended June 30, 2006 through 2002 and the selected consolidated financial position data and liquidity as of June 30, 2006 through 2002 below are derived from the Company's audited consolidated financial statements. All selected financial information in this Item 6 is qualified by reference to and should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report.


                                                                                       For the years ended June 30,
                                                                         -----------------------------------------------------
(Dollar amounts in millions except per share data)                          2006 (1)  2005 (2)   2004 (3)  2003 (4)   2002 (5)
                                                                         -----------------------------------------------------
Consolidated Operating Data:
Revenues                                                                    $ 658.9   $ 579.8    $ 488.7   $ 456.9    $ 427.6
Operating income                                                               65.3      57.1       52.9      22.3       11.9
Income before provision for income taxes                                       48.6      38.9       46.6      40.6       43.9
Provision for income taxes                                                     15.9      13.4       18.6      16.2          -
Income before cumulative effect of accounting change                           32.7      25.5       28.0      24.4       43.9
Net income                                                                     32.7      25.5       28.0      24.4       38.0

Per Share Data:
Earnings before cumulative effect of accounting change per share:
   Basic                                                                     $ 3.36    $ 2.56     $ 2.60    $ 1.93     $ 3.03
   Diluted                                                                   $ 2.83    $ 2.22     $ 2.29    $ 1.84     $ 2.95
Earnings per share:
   Basic                                                                     $ 3.36    $ 2.56     $ 2.60    $ 1.93     $ 2.63
   Diluted                                                                   $ 2.83    $ 2.22     $ 2.29    $ 1.84     $ 2.55
Diluted weighted average common shares outstanding                             12.7      13.0       13.2      13.2       14.9

                                                                                                June 30,
                                                                         -----------------------------------------------------
                                                                            2006      2005       2004      2003       2002
                                                                         -----------------------------------------------------
Consolidated Financial Position Data and Liquidity:
Cash and cash equivalents                                                    $ 36.3    $ 64.4     $ 47.2    $ 67.3     $ 45.5
Short-term investments                                                         31.8      16.2      120.0       5.0          -
Total assets                                                                  443.0     447.2      453.2     248.5      280.8
Long-term liabilities                                                         254.9     252.8      246.9       8.3        3.6
Treasury stock, at cost                                                      (273.0)   (253.6)    (212.5)   (124.6)     (87.5)


(1) In 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Share-Based Payments (revised).
(2) In 2005, the Company acquired certain of the net assets of Bargain Network, Inc. and My Choice Medical Holdings, Inc.
(3) In 2004, the Company completed the acquisition of all of the net assets and outstanding capital stock of Lavalife Inc.
(4) In 2003, the Company received a settlement award from a lawsuit against Homestore.com, Inc.
(5) In 2002, the Company sold its investment in iPlace, Inc. Additionally, the Company recorded an impairment of goodwill as a cumulative effect of accounting change in connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

OVERVIEW

Vertrue is a leading internet marketing services company. We operate a diverse group of marketing businesses with a unified mission: to provide every consumer with access to savings and services that improve their daily lives.

We have three reportable business segments: Marketing Services, Personals, and Management Services. The Marketing Services business segment primarily provides discounted products and services to consumers and generates recurring, membership-based revenue. The Personals business segment provides web, phone, and mobile-based personals services and generates transaction-based revenue. The Management Services business segment provides advertising and practice management services to healthcare professionals throughout the United States. Revenues from the Marketing Services and Personals business segments represented 93% of our consolidated total revenues in 2006.

The Marketing Services segment offers consumers a variety of products and services from selected vendors and service providers on a monthly or annual subscription basis or a fee for service basis. Revenues are derived principally from recurring fees which are billed to the member on either a monthly or annual basis. In the case of annually billed membership fees, the Company receives full payment at or near the beginning of the membership period, but recognizes the revenues as the member's refund privilege expires. Membership fees that are billed monthly are recognized when earned. Revenues derived from one time fees are recognized when the service is performed.

The Personals segment employs a transactional business model in which users buy non-refundable credits up front and spend those credits only when they want to interact with other customers. Personals revenues are recognized when the services are used.

During 2006, the Management Services segment became reportable due to the increase in its assets and as such, all prior periods have been restated to reflect this change. For additional financial information about these reportable business segments, see Note 17 to the consolidated financial statements in Item 8 of this report.

The results of MCM, Bargain, and Lavalife have been included in the consolidated results since their acquisitions on January 1, 2005, November 30, 2004, and April 1, 2004, respectively. MCM, Bargain, and Lavalife are included in Management Services, Marketing Services, and Personals segment, respectively.

Adjusted EBITDA and EBITDA are used by the Company's management to evaluate the performance of its business. A discussion of Adjusted EBITDA can be found in this Item 7 under the heading "Liquidity and Capital Resources" in this report. A description and reconciliation of net income to EBITDA and Adjusted EBITDA are disclosed in this Item 7 under the heading "Reconciliation of Non-GAAP Measures" in this report.

RESULTS OF OPERATIONS

Consolidated Overview

                                                 For the years ended June 30,         Percent Increase/(Decrease)
                                               ----------------------------------   ---------------------------------
(Dollars amounts in millions)                     2006        2005       2004         '06 vs. '05      '05 vs. '04
                                               ----------- ----------- ----------   ---------------  ----------------
Revenues                                          $ 658.9     $ 579.8    $ 488.7               14%               19%

Marketing expenses                                  313.2       286.4      255.8                9%               12%
Operating expenses                                  151.7       114.4       91.8               33%               25%
General and administrative expenses                 120.3       108.2       85.8               11%               26%
Charge for arbitration award                            -         5.5          -             (100%)               NM
Amortization of intangible assets                     8.4         8.2        2.4                2%              242%
                                               ----------- ----------- ----------

Operating income                                     65.3        57.1       52.9               14%                8%
Interest income                                       3.6         1.9        1.1               89%               73%
Interest expense                                    (20.3)      (20.7)      (7.7)               2%             (169%)
Other income, net                                       -         0.6        0.3             (100%)             100%
                                               ----------- ----------- ----------

Income before income taxes                           48.6        38.9       46.6               25%              (17%)
Provision for income taxes                           15.9        13.4       18.6               19%              (28%)
                                               ----------- ----------- ----------

Net income                                         $ 32.7      $ 25.5     $ 28.0               28%               (9%)
                                               =========== =========== ==========


EBITDA                                             $ 89.8      $ 78.7     $ 65.4               14%               20%
                                               =========== =========== ==========

NM = Not Meaningful

Revenues
The following table sets forth revenue by payment plan and by segment:

                                      For the years ended June 30,          Percent Increase/(Decrease)
                                 --------------------------------------- -------------------------------
(Dollars amounts in millions)        2006         2005          2004       '06 vs. '05     '05 vs. '04
                                 ------------ ------------- ------------ --------------- ---------------
Monthly payment plans            $     357.2  $      250.8  $     160.6             42%             56%
Annual payment plans:
   Initial year                         33.6          56.5        113.2            (41%)           (50%)
   Renewal year                        112.7         152.6        170.1            (26%)           (10%)
Other                                   36.2          30.4         27.1             19%             12%
                                 ------------ ------------- ------------ --------------- ---------------
   Total Marketing Services            539.7         490.3        471.0             10%              4%
Personals                               74.5          72.1         17.7              3%            307%
Management Services                     44.7          17.4            -            157%              NM
                                 ------------ ------------- ------------ --------------- ---------------
   Total                         $     658.9  $      579.8  $     488.7             14%             19%
                                 ============ ============= ============ =============== ===============


In 2006, revenues increased $79.1 million, or 14%. Revenues related to the Company's 2005 acquisitions were $81.4 million in 2006 compared to $38.4 million last year. Excluding revenues from Bargain and MCM, revenues would have increased 7% due to an increase in Marketing Services' revenues, as discussed below. The remaining revenue increase is due to the inclusion of the full year of revenues from Bargain and MCM. Net active retail members and customers increased 3% to 6.5 million at June 30, 2006 from 6.3 million at June 30, 2005.

In 2006, Marketing Services revenues increased $49.4 million, or 10%. Excluding revenues from Bargain, total marketing services revenues would have increased 7%. Revenues from members enrolled in monthly payment plans increased 42% and were partially offset by a 30% decrease in revenue from members enrolled in annual payment plans. The increase in revenues from monthly payment plans was due to a 30% increase in average monthly members billed and a 9% increase in the monthly member price point. Revenues from members enrolled in annual payment plans continue to decrease for both initial year members and renewal members due to the continued shift to enrolling new members in monthly payment programs as well as the attrition of the annual renewal base. Revenues from other are derived from one time fees that are recognized when the service is performed.

In 2006, Personals revenues increased $2.4 million, or 3%, primarily due to the incremental revenue generated from Lavalife's growing mobile service. In 2006, Management Services revenues increased $27.3 million, or 157%. 2005 included revenues from MCM for only the second half of the fiscal year since that acquisition was completed on January 1, 2005. Comparing the second half of 2005 to the second half of 2006, Management Services increased 74%. This increase is due to growth in volume and increased pricing of transactions managed.

In 2005, revenues increased $91.1 million, or 19%, primarily due to the inclusion of revenues from MCM and Bargain and the full-year effect of the acquisition of Lavalife. Net active retail members and customers increased 2% to
6.3 million at June 30, 2005 from 6.2 million at June 30, 2004.

In 2005, Marketing Services revenues increased $19.3 million, or 4%, due to the inclusion of revenues from Bargain. During 2005, the Marketing Services segment increased direct to consumer marketing efforts in order to provide additional growth opportunities and a more diverse business model. Offsetting this increase, the Marketing Services segment decreased its level of marketing with certain client partners in the outbound telemarketing channel.

In 2005, Personals revenues were $72.1 million and represented the revenues of Lavalife. On a pro forma basis assuming the acquisition of Lavalife occurred on July 1, 2003, revenues would have remained flat from 2004. Management Services revenues were $17.4 million in 2005.

Marketing Expenses
In 2006, marketing expenses increased $26.8 million, or 9%, due to the inclusion of a full year of costs incurred by Bargain and MCM as well as an increase in online marketing efforts which resulted in higher revenues, as discussed above. As a percentage of revenues, marketing expenses decreased to 48% in 2006 versus 49% in 2005 primarily due to increased price points, more efficient marketing spending, and better retention in certain sectors of the business.

In 2005, marketing expenses increased $30.6 million, or 12%, primarily due to the inclusion of marketing expenses incurred by Lavalife, Bargain, and MCM. As a percentage of revenues, marketing expenses decreased to 49% in 2005 versus 52% in 2004 primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel and the effect of the lower marketing expense ratios of Lavalife and MCM.

Operating Expenses
In 2006, operating expenses increased $37.3 million, or 33%, and as a percentage of revenues, were 23% this year versus 20% in 2005 due to the full year of costs incurred by Bargain and MCM. Operating expenses of the Management Services segment increased 173% in 2006 to support the 157% increase in revenue and accounted for a 2% increase in the overall operating expenses as a percentage of revenue. The operating expense ratio of the Management Services segment is higher than that of other segments. The remaining increase in operating expenses was due to increased costs of servicing the higher member and customer base and the higher mix of members enrolled in monthly payment plans compared with annual payment plans.

In 2005, operating expenses increased $22.6 million, or 25%, and as a percentage of revenues, were 20% in 2005 versus 19% in 2004 and were primarily due to the effect of the higher operating expense ratio of Lavalife and MCM.

General and Administrative Expenses
In 2006, general and administrative expenses increased $12.1 million, or 11%, and included a $4.5 million charge related to SFAS No. 123, "Share-Based Payment," ("SFAS 123R"), which was adopted in July 2005, partially offset by a one-time $1.0 million benefit realized on the recovery of certain expenses related to litigation settled during 2006. Excluding the impact of these two items in 2006 and excluding the $1.0 million in expenses related to that same litigation from 2005, general and administrative expenses would have increased 9% to $116.8 million, or 18% of revenue, in 2006 from $107.2 million, or 19% of revenue, in 2005. The increase in general and administrative expenses was primarily due to the inclusion of a full year of expenses incurred by Bargain and MCM and increased employee and occupancy related expenses. General and administrative expenses decreased as a percentage of revenue due to leveraging expenses with the increase in revenue.

In 2005, general and administrative expenses increased $22.4 million, or 26%, and as a percentage of revenues were 19% in 2005 compared to 18% in 2004. These increases were primarily due to the impact of the acquisition of Lavalife, Bargain, and MCM.

Charge for Arbitration Award
In 2005, the Company recorded a $5.5 million charge related to an arbitration award against the Company. For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Operating Income
In 2006, operating income increased $8.2 million, or 14%. Excluding the expenses associated with the adoption of SFAS 123R and the one time benefit realized related to the settlement of litigation from 2006 and excluding the expenses related to that same litigation in 2005 and the charge for the arbitration award from 2005, operating income would have increased 8% to $68.9 million from $63.5 million due to the 14% increase in revenue partially offset by the increased level of operating expenses, as described above.

In 2005, operating income increased $4.2 million, or 8%, due to the impact of Lavalife, Bargain, and MCM and the decrease in marketing expense ratios. As a percentage of revenues, marketing expenses were 49% in 2005 compared to 52% in 2004. Marketing expenses decreased as a percentage of revenues primarily due to the decrease in the level and mix of members enrolled through the higher cost outbound telemarketing channel and the effect of the lower marketing expense ratios of Lavalife and MCM. The increase in operating income was partially offset by the impact of the $5.5 million charge for the arbitration award.

Interest Income
Interest income included interest earned on cash, short-term investments, and notes receivable. In 2006, interest income increased 89% primarily due to higher outstanding notes receivable related to the growth of the Management Services segment. Interest income increased 73% in 2005 due primarily to higher average yield on our cash and short-term investments.

Interest Expense
Interest expense in 2006 and 2005 primarily included $14.3 million related to the 9.25% Senior Notes issued in April 2004 and $5.0 million related to the 5.5% Convertible Notes issued in September 2003. The increase in interest expense during 2005 was due to a full year of interest expense related to this debt. For additional information on these debt issuances, refer to "Liquidity and Capital Resources" in this Item 7.

Provision for Income Taxes
In 2006, 2005, and 2004, the Company recorded provisions for income taxes of $15.9 million, $13.4 million, and $18.6 million, respectively, which resulted in effective tax rates of 32.7%, 34.4%, and 40.0%, respectively. The effective tax rate in 2006 included a $2.0 million tax benefit primarily related to the reversal of accrued income taxes due to the completion of a tax audit. The effective tax rates in 2006 and 2005 included the full year impact of the acquisition of Lavalife and certain tax benefits realized as a result. Excluding the $2.0 million benefit, the effective tax rate increased in 2006 primarily due to decreased losses in certain foreign branch operations. The effective tax rate in 2004 was higher than the U.S. federal statutory rate due to state tax expense and other non-deductible items.

EBITDA

                                        For the years ended June 30,    Percent Increase/(Decrease)
                                 ----------------------------------- -------------------------------
(Dollars amounts in millions)        2006        2005        2004      '06 vs. '05     '05 vs. '04
                                 ----------- ----------- ----------- --------------- ---------------
Marketing Services               $     99.9  $     96.5  $     86.7              4%             11%
Personals                              11.0         6.2         2.7             77%            130%
Management Services                     6.9         2.7           -            156%              NM
Corporate                             (28.0)      (26.7)      (24.0)             5%             11%
                                 ----------- ----------- ----------- --------------- ---------------
Total                            $     89.8  $     78.7  $     65.4             14%             20%
                                 =========== =========== =========== =============== ===============


In 2006, EBITDA increased 14% to $89.8 million from $78.7 million in 2005. Excluding the $4.5 million in expenses associated with SFAS 123R and the $1.0 million benefit realized related to the settlement of litigation from 2006 and excluding the $1.0 million in expenses related to that same litigation in 2005 and the $5.5 million charge for the arbitration award from 2005, EBITDA would have increased 10% to $93.3 million, or 14% of revenue, from $85.1 million, or 15% of revenue, in 2005. This was due to the 14% increase in operating income discussed above. Marketing Services EBITDA increased 4% to $99.9 million in 2006 from $96.5 million in 2005 due to increased price points and synergies realized from the Bargain acquisition. Personals EBITDA increased 77% to $11.0 million in 2006 from $6.2 million in 2005. Excluding the impact of the settlement of litigation from both periods discussed above, Personals EBITDA would have increased 39% to $10.0 million from $7.2 million due to Lavalife's growing mobile service business and cost containment efforts. Management Services EBITDA increased to $6.9 million in 2006 from $2.7 million in 2005 due to the growth in revenue. Corporate EBITDA decreased to $(28.0) million in 2006 from $(26.7) million in 2005 primarily due to increased employee and occupancy related expenses. Corporate EBITDA included $4.5 million in expense related to the adoption of SFAS 123R in 2006 and the $5.5 million charge for an arbitration award in 2005.

In 2005, EBITDA increased 20% to $78.7 million from $65.4 million in 2004 primarily due to the impact of the acquisition of Bargain and MCM and improved marketing margins partially offset by the impact of the $5.5 million charge for the arbitration award. Marketing Services EBITDA increased 11% to $96.5 million in 2005 from $86.7 million in 2004 due to a 4% increase in revenues while marketing expenses only increased 1%. Personals EBITDA increased to $6.2 million in 2005 due to the full year impact of Lavalife. On a pro forma basis assuming the acquisition of Lavalife occurred on July 1, 2003, Personals EBITDA would have been $9.9 million in 2004. The decrease from 2004 was primarily due to increased employee related expenses. Management Services EBITDA was $2.7 million in 2005. Corporate EBITDA decreased to $(26.7) million in 2005 from $(24.0) million in 2004 primarily due to the impact of the $5.5 million charge for the arbitration award.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had cash, cash equivalents, and short-term investments of $68.1 million in addition to its $50 million unused line of credit under its senior secured credit facility. The Company believes that existing cash and short-term investment balances and funds available under its senior secured credit facility together with cash generated from operations will be sufficient to meet its funding requirements for 2007 and for the foreseeable future.

Management believes it is useful to analyze the components of net cash provided by operating activities as follows: Revenue before deferral, marketing costs before deferral, Adjusted EBITDA, and changes in assets and liabilities. For definitions and reconciliations of revenue before deferral, marketing costs before deferral and Adjusted EBITDA, refer to the discussion in "Reconciliation of Non-GAAP Measures" in this Item 7 of this report.

Net cash flow provided by operating activities is an important measure used to understand the Company's liquidity. In 2006, net cash provided by operating activities increased to $37.7 million from $32.3 million in 2005. In 2006, operating cash flow increased $5.4 million primarily due to a $22.0 million increase in Adjusted EBITDA, partially offset by a $10.0 million use of cash from changes in assets and liabilities. In addition, operating cash flow in 2006 reflected a $3.1 million decrease compared to a $2.2 million increase in 2005, due to the change in the classification of excess tax benefit from stock-based compensation from operating activities to financing activities, as required by SFAS 123R.

In 2005, net cash provided by operating activities decreased to $32.3 million from $47.9 million in 2004. The $15.6 million decrease in operating cash flow in 2005 compared with 2004 was primarily due to a $16.4 million increase in interest paid on the Convertible Notes and Senior Notes.

The table below summarizes the components of revenues before deferral:

                                              For the years ended June 30,      Increase/(Decrease)
                                          ----------------------------------- -----------------------
(Dollars amounts in millions)                 2006        2005        2004    '06 vs. '05 '05 vs. '04
                                          ----------- ----------- ----------- ----------- -----------
Revenues before deferral
Monthly payment plans                     $    361.4  $    255.8  $    166.3         41%         54%
Annual payment plans:
Initial year                                    26.7        40.3        78.2        (34%)       (48%)
Renewal year                                    91.4       127.7       167.7        (28%)       (24%)
Other                                           36.2        30.5        27.1         19%         13%
                                          ----------- ----------- ----------- ----------- -----------
    Total Marketing Services                   515.7       454.3       439.3         14%          3%
Personals                                       74.3        72.2        17.1          3%        322%
Management Services                             45.3        18.4           -        146%          NM
                                          ----------- ----------- ----------- ----------- -----------
    Total                                 $    635.3  $    544.9  $    456.4         17%         19%
                                          =========== =========== =========== =========== ===========


In 2006, revenues before deferral increased 17% to $635.3 million and excluding revenues before deferral from Bargain and MCM, revenues before deferral would have increased 9% in 2006. Revenues before deferral from monthly payment plans increased 41% due to a 30% increase in the average monthly members billed to 2.2 million in 2006 and a 9% increase in the monthly weighted average program price point. The monthly weighted average program price points were $13.69, $12.61, and $11.37 for the 2006, 2005, and 2004 fiscal years, respectively. The average monthly members billed increased due to the increase in the mix of new members enrolled in monthly payment plan programs. New members enrolled in monthly payment plan programs represented 91%, 85%, and 62% of total new members enrolled in 2006, 2005, and 2004, respectively. Revenues before deferral from annual payment plans declined due to the continued shift to enrolling new members in monthly payment programs as well as the attrition of the annual renewal base. The new annual weighted average program price points were $107, $104, and $107 in 2006, 2005, and 2004, respectively.

In 2006, Personals revenue before deferral increased 3% from 2005 primarily due to Lavalife's growing mobile services. Management Services revenues before deferral increased 146%. 2005 included revenue from MCM for only the second half of the fiscal year since the acquisition was completed on January 1, 2005.

In 2005, revenues before deferral increased from 2004 primarily due to the inclusion of revenues before deferral from Lavalife, Bargain, and MCM. Excluding revenues before deferral from Lavalife, Bargain, and MCM, revenues before deferral would have decreased 1% in 2005 due to the effect of an increase in marketing of monthly payment programs. The table below presents Adjusted EBITDA by segment.

                                              For the years ended June 30,      Increase/(Decrease)
                                          ----------------------------------- -----------------------
(Dollars amounts in millions)                 2006        2005        2004    '06 vs. '05 '05 vs. '04
                                          ----------- ----------- ----------- ----------- -----------
Adjusted EBITDA
Marketing Services                        $     88.9  $     74.0  $     80.5         20%         (8%)
Personals                                       10.8         6.3         2.1         71%        200%
Management Services                              7.5         3.6           -        108%          NM
Corporate                                      (28.0)      (26.7)      (24.0)         5%         11%
                                          ----------- ----------- ----------- ----------- -----------
   Total                                  $     79.2  $     57.2  $     58.6         38%         (2%)
                                          =========== =========== =========== =========== ===========


In 2006, marketing costs before deferral increased 10% to $300.2 million versus $273.0 million in 2005 due to the inclusion of a full year of marketing costs before deferral from Bargain and MCM as well as increased marketing required to generate the increased revenue. As a percentage of revenue before deferral, marketing costs before deferral were 47% in 2006 and 50% in 2005. The improved marketing cost ratio in 2006 is due to increased price points, more efficient marketing spending, and better retention in certain sectors of our business. The increase in marketing margin before deferral (revenue before deferral less marketing costs before deferral) in 2006 contributed to a $22.0 million increase in Adjusted EBITDA, to $79.2 million in 2006 from $57.2 million in 2005.

In 2005, marketing costs before deferral increased 19% from 2004 primarily due to the inclusion of marketing costs before deferral from Lavalife, Bargain, and MCM.

In 2006, cash used from changes in assets and liabilities was $10.0 million versus cash provided by changes in assets and liabilities of $2.9 million in 2005. The use of cash in 2006 primarily related to the increase in notes receivable related to higher revenues from the Management Services segment and the payment of the $5.5 million arbitration award, which was partially offset by lower use of cash from an increase in accrued and other liabilities. In 2005, cash provided by changes in assets and liabilities primarily related to the timing of trade payments.

In 2005, cash provided by changes in assets and liabilities was $2.9 million versus cash used of $4.1 million in 2004. In 2004 the use of cash primarily related to the decrease in the allowance for membership cancellations and reflected the decrease in the level of marketing as well as the decrease in the programs marketed with an annual payment program.

In 2006, capital expenditures increased to $17.8 million compared to $11.0 million in 2005 due to the costs associated with the relocation of the Company's corporate headquarters. As a result, free cash flow, defined as operating cash flow less capital expenditures, was $19.9 million in 2006 compared to $21.3 million in 2005. In 2004, capital expenditures were $7.1 million and free cash flow was $40.8 million. Free cash flow in 2004 did not reflect the annual cost of debt service payments because of the timing of Senior and Convertible Notes issuances, or the full impact of tax payments as the Company still had the full Federal benefit of its net operating loss carry forwards.

In 2006, net cash (used in) provided by investing activities was $(58.0) million versus $16.4 million in 2005. Net cash used in investing activities in 2006 reflected $25.7 million of contingent payments made related to acquisitions and $14.6 million of net purchases of short-term investments. In 2005, net cash provided by investing activities reflected $104.6 million of net proceeds from sales of short-term investments offset by $77.2 million of cash used in connection with the Company's acquisitions.

In 2005, net cash provided by (used in) investing activities was $16.4 million compared with ($237.0) million in 2004. Net cash used in investing activities in 2004 reflected $114.9 million of cash payments in connection with the acquisition of Lavalife and $115.0 million of net purchases of short-term investments.

In 2006, net cash used in financing activities was $8.4 million in 2006 versus $31.7 million in 2005. Net cash used in financing activities in 2006 principally reflected the use of $19.3 million to repurchase the Company's common stock, which was partially offset by proceeds from the exercise of stock options of $8.6 million and the excess tax benefits from stock-based compensation of $3.1 million. Net cash used in financing activities in 2005 principally reflected the use of $41.1 million to repurchase the Company's common stock, which was partially offset by proceeds from the exercise of stock options of $10.8 million.

In 2005, net cash (used in) provided by financing activities was ($31.7) million versus $168.8 million in 2004. In 2004, net cash provided by financing activities principally reflected the issuance of $229.8 million in debt, net of issuance costs, proceeds from the exercise of employee stock options of $24.5 million, and proceeds from the issuance of restricted stock of $9.1 million. These sources of cash were partially offset by $94.2 million of cash used to repurchase the Company's common stock.

Debt Issuances
As of June 30, 2006, the Company had $240.0 million of debt outstanding. In September 2003, the Company issued $90.0 million aggregate principal amount 5.5% convertible senior subordinated notes due September 2010. Interest on the Convertible Notes is payable in cash semi-annually in arrears on April 1 and October 1. Upon a change in control, holders of the Convertible Notes may require the Company to repurchase all or part of the Convertible Notes for cash.

In April 2004, the Company issued $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. These Senior Notes were sold at 98.418% of the principal amount, which resulted in an effective yield of 9.5%. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 1 and October
1. A portion of the proceeds from the offering of the Senior Notes was used to repay amounts borrowed under the senior secured credit facility to fund a portion of the Lavalife acquisition.

Credit Facility
The Company has an amended and restated senior secured credit facility dated as of March 17, 2006, which allows borrowings of up to $50.0 million. Borrowings under this senior secured credit facility accrue interest at the Eurodollar rate or the Prime rate, plus an applicable margin. As of June 30, 2006, the base interest rate for borrowings under this credit facility was 8.5%. There were no borrowings outstanding under this credit facility as of June 30, 2006. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on borrowings, and potential restrictions on additional stock repurchases. As of June 30, 2006, the Company was in compliance with all such debt covenants. The senior secured credit facility matures on March 31, 2009.

Stock Repurchase Program
The Company purchased 498,000 shares of its common stock for $19.3 million at an average price of $38.83 per share during 2006 compared to 1.2 million shares of its common stock for $41.1 million at an average price of $34.92 per share during 2005, and 3.0 million shares for $94.2 million at an average price of $31.56 per share in 2004. The Company used cash from operations, stock issuances, and the issuance of the Convertible Notes and Senior Notes to repurchase shares.

As of June 30, 2006, the Company had 327,000 shares available for repurchase under its stock repurchase program. In August 2006, the Company announced that its Board of Directors authorized the additional repurchase of up to an aggregate 1.0 million shares of the Company's common stock.

Acquisitions
In January 2005, the Company completed the acquisition of certain of the assets of MCM, a privately held advertising and practice management company serving cosmetic surgeons throughout the United States. The purchase price, excluding fees and expenses, amounted to $33.0 million and was paid in cash on the closing date. In addition, the Company paid $10.7 million of contingent payments in 2006 and additional contingent payments of up to $45.3 million may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved over the next two calendar years.

In November 2004, the Company completed the acquisition of certain of the assets of Bargain, a privately held provider of premier pricing services for homes and vehicles. The total purchase price, which excluded fees, amounted to $53.7 million and included $14.6 million in contingent payments paid during 2006. No further contingent payments are required under the purchase agreement.

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

Other
The Company did not have any material commitments for capital expenditures as of June 30, 2006. The Company expects to incur capital expenditures of $8.0 million in 2007. In addition, the Company acquired certain assets during the first quarter of fiscal 2007 for approximately $10.0 million in order to further its internet strategy.

RECONCILIATION OF NON-GAAP MEASURES

Management believes that revenues before deferral and marketing costs before deferral are important measures of liquidity and are significant factors in understanding the Company's operating cash flow trends. These measures are not a substitute for or superior to revenues and marketing expenses determined in accordance with generally accepted accounting principles, or GAAP. These non-GAAP measures are used by management and the Company's investors to understand the liquidity trends of the Company's marketing margins related to current period operations which are reflected within the operating cash flow section of the cash flow statement. GAAP revenues and marketing expenses are important measures used to understand the marketing margins earned during the period in the income statement. However, in order to understand the Company's operating cash flow, it is important to understand the primary current period drivers of that cash flow. Two of the primary indicators of operating liquidity for the period are revenues before deferral and marketing costs before deferral. Revenues before deferral are revenues before the application of the Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104") and represent the revenues billed during the current reporting period less an allowance for membership cancellations. That is, revenues before deferral for a reporting period include membership fees received in the current reporting period that will be recorded as GAAP revenues in future reporting periods and exclude membership fees received in prior reporting periods that are recorded as GAAP revenues in the current reporting period. Marketing costs before deferral are marketing costs before the application of SAB 104 and the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7") and represent marketing costs paid or accrued during the current reporting period. That is, marketing costs before deferral for a reporting period include costs paid or accrued in the current reporting period that will be recorded as GAAP marketing expenses in future reporting periods and exclude marketing expenses paid or accrued in prior reporting periods that are recorded as GAAP marketing expenses in the current reporting period. Neither revenues before deferral nor marketing costs before deferral exclude charges or liabilities that will require future cash settlement.

Revenues before deferral are calculated as follows:

                                             For the years ended June 30,
                                        -------------------------------------
(Dollars amounts in millions)               2006         2005         2004
                                        -----------  -----------  -----------
Revenues                                $    658.9   $    579.8   $    488.7
Change in deferred revenues                  (23.6)       (34.9)       (32.3)
                                        -----------  -----------  -----------
Revenues before deferral                $    635.3   $    544.9   $    456.4
                                        ===========  ===========  ===========

Marketing costs before deferral are calculated as follows:

                                             For the years ended June 30,
                                        ------------------------------------
(Dollars amounts in millions)               2006        2005         2004
                                        -----------  -----------  ----------
Marketing expenses                      $    313.2   $    286.4   $   255.8
Change in deferred marketing costs           (13.0)       (13.4)      (25.5)
                                        -----------  -----------  ----------
Marketing costs before deferral         $    300.2   $    273.0   $   230.3
                                        ===========  ===========  ==========


EBITDA is calculated as net income excluding interest and other expense, taxes, depreciation, and amortization. Adjusted EBITDA is calculated as EBITDA before the deferral of revenues and the deferral of marketing costs.

EBITDA and Adjusted EBITDA are used by the Company's management to evaluate the overall performance of its business and to measure that performance compared with internal budgets. Additionally, Adjusted EBITDA is the primary measure used by management to allocate capital and other resources to its operating segments and assess the operating performance of those segments (See Note 17 to the consolidated financial statements in Item 8 of this report). Adjusted EBITDA is also one of the measures used to determine compensation under the Company's management incentive plans.

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

EBITDA is useful to management and investors because it eliminates the effects of interest and other expense, income taxes, non-cash depreciation of tangible assets, and non-cash amortization of intangible assets and is calculated using revenues and marketing expenses. EBITDA is reconciled to net income because the Company believes that it is the most directly comparable GAAP measure.

The usefulness of Adjusted EBITDA and EBITDA is limited as compared to net cash provided by operating activities or net income in that Adjusted EBITDA and EBITDA do not reflect the periodic amortization of certain capitalized tangible and intangible assets used in generating revenues in the Company's businesses, they do not reflect net income earned for GAAP reporting purposes, and they exclude the effects of interest and taxes. Additionally, Adjusted EBITDA and EBITDA exclude the impact of working capital changes.

Adjusted EBITDA and EBITDA should not be considered a substitute for or superior to, operating income, net income, net cash from operating activities, or other measures of financial performance and liquidity determined in accordance with GAAP.

The following table reconciles net cash provided by operating activities to Adjusted EBITDA:

                                                           For the years ended June 30,
                                                       --------------------------------------
(Dollars amounts in millions)                              2006         2005         2004
                                                       ------------ ------------ ------------
Net cash provided by operating activities                   $ 37.7       $ 32.3       $ 47.9
Changes in assets and liabilities (use of cash)               10.0         (2.9)         4.1
Interest and other expense, net (to be paid in cash)          15.6         16.7          5.6
Taxes                                                         19.4         10.7          1.9
Stock compensation expense                                    (4.5)           -            -
Other                                                          1.0          0.4         (0.9)
                                                       ------------ ------------ ------------
Adjusted EBITDA                                             $ 79.2       $ 57.2       $ 58.6
                                                       ============ ============ ============

The following tables reconcile EBITDA and adjusted EBITDA to net income:

                                                                                    For the year ended June 30, 2006
                                                                      -----------------------------------------------------------
(Dollars amounts in millions)                                          Marketing              Management
                                                                        Services   Personals   Services    Corporate     Total
                                                                      ----------- ----------- ----------- ----------- -----------
Net income                                                                                                            $     32.7
Interest and other expense, net (1)                                                                                         16.7
Provision for income taxes (1)                                                                                              15.9
                                                                                                                      -----------
Operating income (expense)                                            $     88.0  $      1.2  $      5.3  $    (29.2) $     65.3
Depreciation and amortization                                               11.9         9.8         1.6         1.2        24.5
                                                                      ----------- ----------- ----------- ----------- -----------
EBITDA                                                                      99.9        11.0         6.9       (28.0)       89.8
Change in deferred revenues                                                (24.0)       (0.2)        0.6           -       (23.6)
Change in deferred marketing costs                                          13.0           -           -           -        13.0
                                                                      ----------- ----------- ----------- ----------- -----------
Adjusted EBITDA                                                       $     88.9  $     10.8  $      7.5  $    (28.0) $     79.2
                                                                      =========== =========== =========== =========== ===========


                                                                                    For the year ended June 30, 2005
                                                                      -----------------------------------------------------------
(Dollars amounts in millions)                                          Marketing              Management
                                                                        Services   Personals   Services    Corporate     Total
                                                                      ----------- ----------- ----------- ----------- -----------
Net income                                                                                                            $     25.5
Interest and other expense, net (1)                                                                                         18.2
Provision for income taxes (1)                                                                                              13.4
                                                                                                                      -----------
Operating income (expense)                                            $     85.5  $     (3.1) $      1.9  $    (27.2) $     57.1
Depreciation and amortization                                               11.0         9.3         0.8         0.5        21.6
                                                                      ----------- ----------- ----------- ----------- -----------
EBITDA                                                                      96.5         6.2         2.7       (26.7)       78.7
Change in deferred revenues                                                (35.9)        0.1         0.9           -       (34.9)
Change in deferred marketing costs                                          13.4           -           -           -        13.4
                                                                      ----------- ----------- ----------- ----------- -----------
Adjusted EBITDA                                                       $     74.0  $      6.3  $      3.6  $    (26.7) $     57.2
                                                                      =========== =========== =========== =========== ===========


                                                                                    For the year ended June 30, 2004
                                                                      ----------------------------------------------------------
(Dollars amounts in millions)                                          Marketing              Management
                                                                        Services   Personals   Services    Corporate     Total
                                                                      ----------- ----------- ----------- ----------- -----------
Net income                                                                                                            $     28.0
Interest and other expense, net (1)                                                                                          6.3
Provision for income taxes (1)                                                                                              18.6
                                                                                                                      -----------
Operating income (expense)                                            $     76.6  $      0.3  $        -  $    (24.0) $     52.9
Depreciation and amortization                                               10.1         2.4           -           -        12.5
                                                                      ----------- ----------- ----------- ----------- -----------
EBITDA                                                                      86.7         2.7           -       (24.0)       65.4
Change in deferred revenues                                                (31.7)       (0.6)          -           -       (32.3)
Change in deferred marketing costs                                          25.5           -           -           -        25.5
                                                                      ----------- ----------- ----------- ----------- -----------
Adjusted EBITDA                                                       $     80.5  $      2.1  $        -  $    (24.0) $     58.6
                                                                      =========== =========== =========== =========== ===========


(1) Management does not allocate interest and other expense, net nor does it allocate provision for income taxes to the individual segments.

Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow is important because it represents the cash that is available to shareholders from operating activities less capitalized expenditures needed to continue funding these activities. Free cash flow is used by the Company to pursue opportunities that enhance shareholder value, such as make acquisitions, reduce debt, and develop new products. The following table reconciles operating cash flow to free cash flow:

                                                          For the years ended June 30,
                                                    ----------------------------------------
(Dollars amounts in millions)                           2006          2005          2004
                                                    ------------  ------------  ------------
Net cash provided by operating activities           $      37.7   $      32.3   $      47.9
Capital expenditures                                      (17.8)        (11.0)         (7.1)
                                                    ------------  ------------  ------------
Free cash flow                                      $      19.9   $      21.3   $      40.8
                                                    ============  ============  ============

COMMITMENTS

The Company's significant contractual obligations as of June 30, 2006 and the anticipated payments under these obligations are as follows:

                                                                   Payments Due by Period
                                 --------------------------------------------------------------------------------------------
(Dollars amounts in millions)          Total        Less than 1 year     1 - 3 years        3 - 5 years       After 5 years
                                 ----------------   ----------------   ----------------   ----------------   ----------------
Operating leases                 $          57.7    $           9.4    $          17.9    $          13.2    $          17.2
Capital leases                               1.3                0.8                0.5                  -                  -
Long-term debt                             240.0                  -                  -               90.0              150.0
Purchase obligations                        10.7               10.7                  -                  -                  -
Other(1)                                   182.6               29.5               72.3               35.5               45.3
                                 ----------------   ----------------   ----------------   ----------------   ----------------
Total payments due               $         492.3    $          50.4    $          90.7    $         138.7    $         212.5
                                 ----------------   ----------------   ----------------   ----------------   ----------------

(1) Included interest payments on long-term debt, pension obligations, and expected contingent payments related to the MCM acquisition.

The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced by other leases of a similar nature and terms. For additional information, see Notes 7 and 8 to the consolidated financial statements in Item 8 of this report.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those policies that are important to the Company's financial condition and results of operations and involve subjective or complex judgments on the part of management, often as a result of the need to make estimates. The following areas require the use of judgments and estimates: revenue recognition, deferred marketing costs, allowances for notes receivable, valuation of goodwill, estimation of remaining useful lives of intangible assets, valuation of deferred tax assets and tax reserves, and stock-based compensation. Estimates in each of these areas are based on historical experience and various assumptions that management believes are appropriate. Actual results may differ from these estimates. Management believes the areas listed above represent the critical accounting policies of the Company as contemplated by Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies." For a summary of all the Company's significant accounting policies, see Note 2 to the consolidated financial statements in Item 8 of this report.

Revenue Recognition
The Marketing Services segment revenues are derived principally from recurring fees, which are billed to the member on either a monthly or annual basis. In the case of annually billed membership fees, the Company receives full payment at or near the beginning of the membership period. The revenues are billed primarily through credit and debit cards and are recognized when earned. Revenues derived from one time fees are recognized when the service is performed. Members may cancel their memberships at any time. Members enrolled in an annual payment plan who cancel their memberships receive a pro rata refund of the remaining unused portion of their membership fees. In accordance with SAB 104, revenues, net of estimated cancellations, are deferred and recognized as revenues when membership refund privileges expire. Management establishes and regularly updates the allowance for membership cancellations. In estimating the allowance for membership cancellations, management analyzes historical cancellation experience, current economic trends, and changes in customer demand for the Company's products and services. Actual membership refunds are charged against the allowance for membership cancellations on a current basis. If actual cancellations differ from the estimate, the results of operations would be impacted.

The Personals segment employs a transactional business model in which users buy non-refundable credits up-front and spend those credits only when they want to interact with other customers. Personals revenues are recognized when the services are used. Management Services revenues are recognized when the medical procedures performed by the healthcare professionals are complete.

Marketing Expenses
Marketing expenses are comprised of advertising costs, non-refundable and refundable royalty payments, telemarketing costs, and direct mail costs. Advertising costs and non-refundable royalty payments, which include fee per offer, fee per sale, and fee per impression marketing arrangements, are expensed when incurred. Refundable royalty payments are charged to operations as the associated revenues are recognized in accordance with SAB 104. Telemarketing costs, including costs for third-party vendors to solicit members for the Company, and direct mail costs, including costs of printing and mailing direct mail pieces, are deferred direct response advertising costs and are charged to marketing expenses over the expected future benefit period in accordance SOP 93-7.

Deferred marketing costs to enroll a new member are less than the related estimated total net revenues. However, if deferred marketing costs were to exceed the related estimated total net revenues, management would adjust the deferred marketing costs for that impairment.

Allowance for Notes  Receivable
The Management Service segment may finance the cost of the medical services received by the patient through the use of notes receivable. These notes receivable generally have a life of 21 to 48 months and bear interest at rates ranging from 6% to 18%. The Company estimates an allowance for notes receivable based on an aging analysis, customer credit evaluations, collection history, and any specific, known troubled accounts. As of June 30, 2006 and 2005, the Company recorded $3.8 million and $0.8 million, respectively, for allowances for uncollectible notes. If actual bad debt differs from the estimate, the results of operations would be impacted.

Valuation of Goodwill
The Company reviews the carrying value of its goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Management reviews goodwill for impairment by comparing their carrying values to their fair values at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, management uses various assumptions, including projections of future cash flows. A change in the underlying assumptions could cause fair value to be less than carrying value and require the Company to record a corresponding charge against operations. Management performs its impairment testing in the first fiscal quarter of each year.

Intangible Assets
Management reassesses the estimated remaining useful lives of its definite-lived intangible assets in accordance with SFAS 142. Intangible assets principally include member and customer relationships and trade names that arose in connection with business acquisitions. Acquired intangible assets are recorded at cost and are generally amortized on a straight-line basis over their estimated useful lives. The weighted average amortization periods for membership and client relationships, trade names, other amortizable intangible assets, and total amortizable intangible assets held at June 30, 2006, were 10 years, 15 years, 3 years, and 13 years, respectively. If there was a change in the estimated useful life of definite lived intangible assets, the results of operations would be impacted.

Income Taxes
The Company  accounts  for income  taxes under the  provisions  of SFAS No. 109,
"Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Management assesses the realizability of deferred tax assets considering various assumptions, including estimates of future taxable income and ongoing tax strategies. In addition, management establishes and evaluates tax reserves for uncertain tax positions based on the information available at the time and makes certain assumptions and determinations with respect to the application of existing tax law. A change in any of these underling assumptions could impact the results of operations.

Stock-Based Compensation
The Company adopted SFAS 123R in July 2005. SFAS 123R established the accounting for stock-based compensation and requires companies to measure and recognize compensation expense for all share-based payments at fair value. Accordingly, stock-based compensation cost is measured at grant date based on the fair value of the award and is recognized as expense over the requisite service period. The Company adopted the modified prospective application method as permitted by SFAS 123R. This method requires the Company to apply the provisions of SFAS 123R to new awards and to any awards that were unvested as of the adoption date and does not require the Company to restate prior periods. The Company estimates the fair value of stock options at the grant date using the Black-Scholes option pricing model. Similar to other option pricing models, this model requires the input of highly subjective assumptions, including the expected term and expected volatility. In addition, the Company is required to estimate forfeiture rates at the time of grant. Actual results, and future changes in estimates, may differ substantially from our current estimates. For information on the Company's stock-based compensation plans and on the assumptions used to value its options, refer to Note 15 of Item 8 of this report.

The Company recorded pre-tax charges of $4.5 million ($2.8 million net of tax) for 2006 in the consolidated statements of operations for compensation costs related to our stock-based plans. As of June 30, 2006, unrecognized compensation expense related to unvested options was $7.2 million to be recognized over a weighted average period of less than 2.5 years.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 2 to the consolidated financial statements in Item 8 of this report for a description of the effect of recently issued accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

Interest Rate
The Company has $90.0 million aggregate principal amount of 5.5% Convertible Notes due 2010 and $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Convertible Notes and the Senior Notes pay interest in cash semi-annually in arrears on April 1 and October 1. The fair value of the fixed interest instruments is affected by changes in interest rates and, with respect to the Convertible Notes, by changes in the Company's stock price and volatility. The Company does not currently hedge interest rates with respect to its outstanding debt. As of June 30, 2006, the carrying value of the Convertible Notes and the Senior Notes was $90.0 million and $148.0 million, respectively, and the fair value of the notes was $108.9 million and $155.2 million, respectively. Interest payable on the Convertible Notes and the Senior Notes is expected to be $18.8 million in each of the next four years and $16.4 million in 2011 assuming none of the Convertible Notes are converted into equity.

Holders of the Convertible Notes may convert their notes into shares of the Company's common stock at any time prior to maturity, at a conversion price of approximately $40.37 per share, subject to certain adjustments, which is equivalent to a conversion rate of approximately 24.77 shares per $1,000 principal amount of the Convertible Notes. Such conversion would result in a charge against earnings for the unamortized portion of capitalized issuance costs relating to these notes, which aggregated $2.1 million at June 30, 2006. Such charge would have no effect on the cash flows of the Company.

Foreign Currency
The Company conducts business in certain foreign markets, primarily in Canada. The Company's primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in functional currencies other than the U.S. dollar, primarily the Canadian dollar. The economic impact of currency exchange rate movements on the Company is often linked to variability in real growth, inflation, interest rates, governmental actions, and other factors. These changes, if material, could cause the Company to adjust its financing and operating strategies. As currency exchange rates change, translation of the income statements of the Company's international businesses into U.S. dollars affects year-to-year comparisons of operating results.

The Company uses purchase option and forward contracts to minimize its exposure to changes in future cash flows caused by movements in currency exchange rates between the U.S. dollar and the Canadian dollar. However, there can be no assurance that the Company's foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on its results of operations and financial position. The Company does not use derivatives for speculative purposes.

Fair Value of Investments
The Company does not have material exposure to market risk with respect to its short-term investments since these investments are highly liquid in nature.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The Company's financial statements and related notes and report of independent registered public accounting firm are included following Part IV beginning on page F-1 and identified in the index in Item 15(a).

Item 9.  Changes in and Disagreements with Accountants on Accounting
         ------------------------------------------------------------
         and Financial Disclosure
         ------------------------
None.

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

Management's Report on Internal Control over Financial Reporting.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2006.

Management  used the  criteria  set  forth in  "Internal  Control  -  Integrated
Framework"  of  the  Committee  of  Sponsoring  Organizations  of  the  Treadway
Commission in making its assessment. Based on those criteria, management concluded that the Company's internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company's financial statements included in Item 8 of this report, has also audited management's assessment of the Company's internal control over financial reporting as of June 30, 2006 and the effectiveness of the Company's internal control over financial reporting as of June 30, 2006. Their report is included in Item 8.

Changes in internal control over financial reporting.
During the fourth quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
          and Related Stockholder Matters
          -------------------------------

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

                                     Part IV

Item 15.  Exhibits and Financial Statement Schedules
          ------------------------------------------

(a) Index to Financial Statements and Financial Statement Schedules                                              Page
-------------------------------------------------------------------                                              ----

     (1) Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm                       F-1
         Consolidated Balance Sheets as of June 30, 2006 and 2005                                                  F-3
         Consolidated Statements of Operations for the years ended June 30, 2006, 2005, and 2004                   F-4
         Consolidated Statements of Shareholders' Equity (Deficit) for the years ended June 30,
           2006, 2005, and 2004                                                                                    F-5
         Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005, and 2004                   F-6
         Notes to Consolidated Financial Statements                                                                F-7

     (2) The following Financial Statement Schedule is included:
         Schedule II - Valuation and Qualifying Accounts - Years ended June 30, 2006, 2005, and 2004               F-30

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) Exhibits:
         Exhibits filed as part of this report are listed in the Exhibit Index immediately following the signatures in this report.

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


                                VERTRUE INCORPORATED
                                    (Registrant)


                                By:       /s/ GARY A. JOHNSON
                                           ---------------------------------
                                          Gary A. Johnson, President, Chief
                                          Executive Officer and Director


                                          Date: September 12, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                                                        Date
---------                           -----                                                        ----
By: /s/ Gary A. Johnson             President, Chief Executive Officer and Director              September 12, 2006
   ---------------------------
Gary A. Johnson


By: /s/ James B. Duffy              Executive Vice President, Chief Financial Officer            September 12, 2006
   ---------------------------      and Chief Operating Officer
James B. Duffy


By: /s/ Alec L. Ellison             Director                                                     September 12, 2006
   ---------------------------
Alec L. Ellison


By: /s/ Joseph E. Heid              Director                                                     September 12, 2006
   ---------------------------
Joseph E. Heid


By: /s/ Robert Kamerschen           Director                                                     September 12, 2006
   ---------------------------
Robert Kamerschen


By: /s/ Michael T. McClorey         Director                                                     September 12, 2006
   ---------------------------
Michael T. McClorey


By: /s/ Edward M. Stern             Director                                                     September 12, 2006
   ---------------------------
Edward M. Stern


By: /s/ Marc S. Tesler              Director                                                     September 12, 2006
   ---------------------------
Marc S. Tesler

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

*4.4 First Supplemental Indenture dated as of April 28, 2006 among Bargain Network, Inc., Lavalife Inc., My Choice Medical Holdings, Inc., MemberWorks Canada Corporation, the current Guarantors of the 9.25% Senior Notes due 2014, the Registrant and LaSalle Bank National Association as trustee. (filed as exhibit 4.1 to the Company's Current report on Form 8-K, Registration No. 000-21527, filed on May 3, 2006).

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

*10.6 Second Amended and Restated Credit Agreement dated March 17, 2006 among the Registrant, the Lenders Parties Hereto, and LaSalle Bank National Association, as Agent (filed as exhibit 10.1 to the Company's Quarterly report on Form 10-Q, File No. 000-21527, filed on May 10, 2006).

*10.7 Master Transaction Agreement dated March 3, 2004 among the Registrant, Lavalife Inc., Lavalife's Investors and Lavalife's Senior Management (filed as exhibit 99.2 to the Company's Current report on Form 8-K, File No. 000-21527, filed on April 5, 2004).

*10.8^   Long-term  Incentive  Plan of the  Registrant  (filed as Annex C to the
         Company's   Definitive  Proxy  Statement  on  Schedule  14A,  File  No.
         000-21527, filed on October 28, 2004).

*10.9^ First Amendment to the Vertrue Incorporated Long-term Incentive Plan (filed as Annex A to the Company's Proxy Statement on Schedule 14A, File No. 000-21527, filed on October 17, 2005).

*10.10^ Vertrue Incorporated 2005 Equity Incentive Plan (filed as Annex B to the Company's Proxy Statement on Schedule 14A, File No. 000-21527, filed on October 17, 2005).

*10.11 Arena Tower II Lease Agreement by and between Arena Tower II Corporation and the Registrant dated February 12, 1996, as amended (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1, Registration No. 333-10541, filed on September 6, 1996).

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

21.1     Subsidiaries of the Registrant.

23.1     Consent of Independent Registered Public Accounting Firm.

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

             Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Vertrue Incorporated:

We have completed integrated audits of Vertrue Incorporated's 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Vertrue Incorporated and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


PricewaterhouseCoopers LLP
New York, New York
September 12, 2006

                                     VERTRUE INCORPORATED
                                  CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per share amounts)
                                                                                                June 30,
                                                                                      ---------------------------
                                                                                          2006           2005
                                                                                      ------------   ------------
                                               Assets
Current assets:
     Cash and cash equivalents                                                        $    36,290    $    64,356
     Restricted cash                                                                        2,699          3,411
     Short-term investments                                                                31,798         16,223
     Accounts and notes receivable, net                                                    21,014         13,683
     Prepaid expenses                                                                       9,053          5,758
     Deferred marketing costs                                                              26,463         39,226
     Other current assets                                                                   4,706          4,370
                                                                                      ------------   ------------
          Total current assets                                                            132,023        147,027
     Fixed assets, net                                                                     40,568         39,062
     Goodwill                                                                             212,187        201,499
     Intangible assets, net                                                                37,798         46,476
     Other long-term assets                                                                20,452         13,098
                                                                                      ------------   ------------
          Total assets                                                                $   443,028    $   447,162
                                                                                      ============   ============
                               Liabilities and Shareholders' Deficit
Current liabilities:
     Current maturities of long-term debt                                             $       762    $       686
     Accounts payable                                                                      42,281         42,077
     Accrued liabilities                                                                   64,602         82,157
     Deferred revenues                                                                     84,972        108,117
     Deferred income taxes                                                                 11,687          9,780
                                                                                      ------------   ------------
          Total current liabilities                                                       204,304        242,817
     Deferred income taxes                                                                  6,920          9,702
     Long-term debt                                                                       237,984        237,814
     Other long-term liabilities                                                            9,989          5,257
                                                                                      ------------   ------------
          Total liabilities                                                               459,197        495,590
                                                                                      ------------   ------------
Commitments and contingencies

Shareholders' deficit:
     Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued              -              -
     Common stock, $0.01 par value -- 40,000 shares authorized;
          20,168 shares issued (19,703 shares at June 30, 2005)                               202            197
     Capital in excess of par value                                                       187,991        169,463
     Retained earnings                                                                     68,382         35,680
     Accumulated other comprehensive income (loss)                                            214           (148)
     Treasury stock, 10,518 shares at cost (10,020 shares at June 30, 2005)              (272,958)      (253,620)
                                                                                      ------------   ------------
          Total shareholders' deficit                                                     (16,169)       (48,428)
                                                                                      ------------   ------------
          Total liabilities and shareholders' deficit                                 $   443,028    $   447,162
                                                                                      ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VERTRUE INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                        For the years ended June 30,
                                                                 ----------------------------------------
                                                                     2006          2005          2004
                                                                 ------------  ------------  ------------
Revenues                                                         $   658,855   $   579,839   $   488,739

Expenses:
     Marketing                                                       313,219       286,437       255,818
     Operating                                                       151,620       114,418        91,832
     General and administrative                                      120,315       108,231        85,826
     Charge for arbitration award                                          -         5,458             -
     Amortization of intangible assets                                 8,360         8,201         2,393
                                                                 ------------  ------------  ------------

Operating income                                                      65,341        57,094        52,870
Interest income                                                        3,579         1,936         1,094
Interest expense                                                     (20,359)      (20,741)       (7,715)
Other income (expense), net                                               (2)          652           349
                                                                 ------------  ------------  ------------
Income before income taxes                                            48,559        38,941        46,598
Provision for income taxes                                            15,857        13,392        18,638
                                                                 ------------  ------------  ------------
Net income                                                       $    32,702   $    25,549   $    27,960
                                                                 ============  ============  ============
Earnings per share:
     Basic                                                       $      3.36   $      2.56   $      2.60
                                                                 ============  ============  ============
     Diluted                                                     $      2.83   $      2.22   $      2.29
                                                                 ============  ============  ============
Weighted average common shares used in earnings per share
calculations:
     Basic                                                             9,722         9,995        10,755
                                                                 ============  ============  ============
     Diluted                                                          12,743        12,973        13,208
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

                              VERTRUE INCORPORATED
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                 Capital in   Accumulated    Accumulated     Other
                                                Common Stock      Excess of     Earnings    Comprehensive  Treasury
                                             Shares     Amount   Par Value    (Deficit)    (Loss) Gain      Stock        Total
                                             -------    ------   ---------    ----------    -----------  -----------  -----------
Balance - June 30, 2003                       17,847    $ 178    $ 122,425    $ (17,829)    $     (469)  $  (124,588)    (20,283)
Issuance of common stock                       1,242       13       24,551            -              -             -      24,564
Issuance of restricted stock                       -        -        2,774            -              -         6,306       9,080
Tax benefit from employee stock options            -        -        6,520            -              -             -       6,520
Expense associated with
    issuing stock options to a non-employee        -        -          187            -              -             -         187
Acquisition of treasury stock                      -        -            -            -              -       (94,207)    (94,207)
Comprehensive income:
   Net income                                      -        -            -       27,960              -             -      27,960
   Currency translation adjustment                 -        -            -            -            105             -         105
   Minimum pension
    liability adjustment (net of tax)              -        -            -            -             (9)            -          (9)
                                                                                                                      -----------
   Total comprehensive income                                                                                             28,056
                                             ------------------------------------------------------------------------------------
Balance - June 30, 2004                       19,089      191      156,457       10,131           (373)     (212,489)    (46,083)
Issuance of common stock                         614        6       10,786            -              -             -      10,792
Tax benefit from employee stock options            -        -        2,220            -              -             -       2,220
Acquisition of treasury stock                      -        -            -            -              -       (41,131)    (41,131)
Comprehensive income:
   Net income                                      -        -            -       25,549              -             -      25,549
   Currency translation adjustment                 -        -            -            -             79             -          79
   Unrealized hedging gain                         -        -            -            -            239             -         239
   Minimum pension liability
    adjustment (net of tax)                        -        -            -            -            (93)            -         (93)
                                                                                                                      -----------
   Total comprehensive income                                                                                             25,774
                                            -------------------------------------------------------------------------------------
Balance - June 30, 2005                       19,703      197      169,463       35,680           (148)     (253,620)    (48,428)
Issuance of common stock                         465        5        8,631            -              -             -       8,636
Stock-based compensation                           -        -        4,531            -              -             -       4,531
Tax benefit from employee stock options            -        -        5,366            -              -             -       5,366
Acquisition of treasury stock                      -        -            -            -              -       (19,338)    (19,338)
Comprehensive income:
   Net income                                      -        -            -       32,702              -             -      32,702
   Currency translation adjustment                 -        -            -            -            644             -         644
   Unrealized hedging loss                         -        -            -            -           (384)            -        (384)
   Minimum pension liability
    adjustment (net of tax)                        -        -            -            -            102             -         102
                                                                                                                      -----------
   Total comprehensive income                                                                                             33,064
                                             ------------------------------------------------------------------------------------
Balance - June 30, 2006                       20,168    $ 202    $ 187,991    $  68,382     $      214    $ (272,958) $  (16,169)
                                             ====================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          VERTRUE INCORPORATED
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)

                                                                                  For the years ended June 30,
                                                                            ----------------------------------------
                                                                                2006          2005          2004
                                                                            ------------  ------------  ------------
 Operating activities
     Net income                                                             $    32,702   $    25,549   $    27,960
     Adjustments to reconcile net income to net cash provided
     by operating activities:
       Change in deferred revenues                                              (23,549)      (34,911)      (32,272)
       Change in deferred marketing costs                                        12,984        13,443        25,455
       Depreciation and amortization                                             25,589        23,105        13,252
       Stock-based compensation                                                   4,531             -             -
       Deferred and other income taxes                                             (467)          453        10,254
       Excess tax benefit from stock-based compensation                          (3,086)            -             -
       Tax benefit from stock-based compensation                                      -         2,220         6,520
       Other                                                                     (1,009)         (423)          890

     Changes in assets and liabilities:
       Restricted cash                                                              712          (291)         (388)
       Accounts and notes receivable                                            (15,911)       (4,292)         (112)
       Prepaid expenses                                                          (3,249)       (2,114)        5,172
       Other assets                                                                 132           595        (2,050)
       Accounts payable                                                             434         8,758       (10,323)
       Accrued and other liabilities                                              7,876           219         3,590
                                                                            ------------  ------------  ------------
 Net cash provided by operating activities                                       37,689        32,311        47,948
                                                                            ------------  ------------  ------------

 Investing activities
     Acquisition of fixed assets                                                (17,781)      (11,006)       (7,057)
     Purchases of short-term investments                                       (157,520)     (402,630)     (650,750)
     Sales of short-term investments                                            142,937       507,260       535,770
     Acquisitions of businesses, net of cash acquired                           (25,667)      (77,237)     (114,916)
                                                                            ------------  ------------  ------------
 Net cash (used in) provided by investing activities                            (58,031)       16,387      (236,953)
                                                                            ------------  ------------  ------------

 Financing activities
     Net proceeds from issuance of stock                                          8,636        10,792        33,644
     Excess tax benefit from stock-based compensation                             3,086             -             -
     Treasury stock purchases                                                   (19,338)      (41,131)      (94,207)
     (Debt issuance costs)/net proceeds from issuance of debt                      (154)         (844)      229,825
     Payments of long-term obligations                                             (627)         (549)         (453)
                                                                            ------------  ------------  ------------
 Net cash (used in) provided by financing activities                             (8,397)      (31,732)      168,809
                                                                            ------------  ------------  ------------
 Effect of exchange rate changes on cash and cash equivalents                       673           224           102
                                                                            ------------  ------------  ------------
 Net (decrease) increase in cash and cash equivalents                           (28,066)       17,190       (20,094)
 Cash and cash equivalents at beginning of year                                  64,356        47,166        67,260
                                                                            ------------  ------------  ------------
 Cash and cash equivalents at end of year                                   $    36,290   $    64,356   $    47,166
                                                                            ============  ============  ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTE 1 - NATURE OF BUSINESS

Vertrue Incorporated ("Vertrue" or the "Company") is a leading internet marketing services company. Vertrue gives consumers access to services that offer substantial discounts and convenience for important decisions in their everyday lives. The Company's services span healthcare, personal property, security/insurance, discounts, and personals and are all offered online through an array of marketing channels. The Company is a premier marketing partner to corporate clients and the Company's services enable partners to enhance market presence, strengthen customer affinity, and generate additional value. We are comprised of three reportable business segments: Marketing Services, Personals, and Management Services.

Vertrue was incorporated in 1989 in Delaware under the name Cardmember Publishing Corporation. On October 17, 1996, the Company completed an initial public offering of its stock and changed its name to MemberWorks Incorporated. On October 13, 2004, the Company began doing business as Vertrue Incorporated and on November 18, 2004, shareholders approved an amendment to the Company's charter formally changing its name to Vertrue Incorporated. The name change was intended to reflect the ever-broadening base of services that Vertrue offers to its customers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities as required by Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46R, "Consolidation of Variable
Interest Entities - an Interpretation of ARB No. 51." All significant intercompany accounts and transactions have been eliminated.

The Company acquired Lavalife Inc. ("Lavalife") on April 1, 2004, Bargain Network, Inc. ("Bargain") on November 30, 2004, and My Choice Medical, Inc. ("MCM") on January 1, 2005. The results of operations of these acquisitions have been included in the consolidated results of operations since their acquisition dates. The results of Bargain, Lavalife, and MCM have been included in the Marketing Services, Personals, and Management Services segments, respectively.

Variable Interest Entities
The Management Services segment provides advertising and practice management services to a network of cosmetic physicians throughout the United States. The cosmetic physicians form their own wholly-owned professional corporations ("PCs") and provide medical services to patients generated only by the Management Services segment. Since the Management Services segment is the primary beneficiary of these PCs, the financial statements of the PCs are included in the Company's consolidated financial statements in accordance with FIN 46R. The PCs maintain minimal assets, and generally have no operations or obligations other than operations and obligations directly generated from doing business with the Management Services segment.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant judgments and estimates include: membership cancellation rates, deferred marketing costs, allowance for notes receivable, valuation of goodwill, intangible assets' remaining useful lives, deferred tax asset valuations and tax reserves, and stock-based compensation.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year's presentation.

Foreign Currency Translation
Assets and liabilities of foreign subsidiaries, whose assets and liabilities are denominated in their local currencies, are translated at the exchange rates in effect as of the balance sheet dates. Equity accounts are translated at historical exchange rates and revenues, expenses, and cash flows are translated at average exchange rates for the periods presented. Translation gains and losses are included as a component of comprehensive income in the consolidated statements of shareholders' deficit. Transaction gains and losses are included in the consolidated statements of operations.

Fair Value of Financial Instruments and Concentration of Credit Risk
All current assets and liabilities are carried at cost, which approximates fair value due to their short-term maturities. Long-term notes receivable also approximate fair value since they are recorded at the lesser of cost or net realizable value. The recorded amounts of the Company's long-term liabilities also approximate fair value except for differences with respect to the Convertible Notes and the Senior Notes (see Note 7) which had carrying values of $90,000,000 and $147,984,000, respectively, and fair values of $108,900,000 and
$155,250,000, respectively, as of June 30, 2006 The Convertible Notes and the Senior Notes had carrying values of $90,000,000 and $147,814,000, respectively, and fair values of $103,050,000 and $151,500,000, respectively, as of June 30, 2005. The fair value information is based on publicly available information. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of notes receivable from the Management Services segment and accounts receivable from third-party payment processors who facilitate payments from membership and personals.

Revenue Recognition
Revenues are billed primarily through credit and debit cards. Revenues from membership programs are recognized when earned. Members may cancel their memberships at any time. Members enrolled in an annual payment plan who cancel their memberships receive a pro rata refund of the remaining unused portion of their membership fees. In accordance with Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition" ("SAB 104"), revenues, net of estimated cancellations, are deferred and recognized as revenues when membership refund privileges expire. Management establishes and regularly updates the allowance for membership cancellations. In estimating the allowance for membership cancellations, management analyzes historical cancellation experience, current economic trends, and changes in customer demand for the Company's products and services. Actual membership refunds are charged against the allowance for membership cancellations on a current basis. Accrued liabilities set forth in the accompanying consolidated balance sheets as of June 30, 2006 and 2005 include an allowance for membership cancellations of $9,290,000 and $11,232,000, respectively.

Revenues generated by the Personals segment are recognized when the services are used. Revenues generated by the Management Services segment are recognized when the medical procedures performed by the healthcare professionals are complete.

In 2006 and 2005, the Company's largest client accounted for 12% and 14% of revenues, respectively. In 2004, the Company's two largest clients accounted for 18% and 12% of revenues. The revenues from these clients were included in the Marketing Services segment.

Marketing Expenses
The Company's marketing expenses are comprised of advertising costs, non-refundable and refundable royalty payments, telemarketing costs, and direct mail costs. Advertising costs and non-refundable royalty payments, which include fee per offer, fee per sale, and fee per impression marketing arrangements, are expensed when incurred. Refundable royalty payments are charged to operations as the associated revenues are recognized in accordance with SAB 104. Telemarketing costs, including costs for third-party vendors to solicit members for the Company, and direct mail costs, including costs of printing and mailing direct mail pieces, are deferred direct response advertising costs and are charged to marketing expenses over the expected future benefit period in accordance with American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7").

Deferred marketing costs to enroll a new member are less than the related estimated total net revenues. However, if deferred marketing costs were to exceed the related estimated total net revenues, management would adjust the deferred marketing costs for that impairment.

Earnings per Share
Basic and diluted earnings per share are determined in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the dilutive effect of potentially outstanding common shares determined using the treasury stock method.

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

Short-Term Investments
Short-term investments consist of commercial paper with original maturities of more than three months but less than or equal to one year and auction rate securities with interest rates that reset every 49 days or less but have stated contractual maturities greater than one year. As of June 30, 2006, these investments were classified as available-for-sale and recorded at cost, which approximates fair value due to their short-term reset dates. Historically, the Company has been able to liquidate auction rate securities at any reset date to provide funds for investing or financing activities or to invest in securities that would generate higher yields.

Accounts and Notes Receivable
Accounts receivable are generally from third-party payment processors. As of June 30, 2006 and 2005, the Company recorded accounts receivable of $14,015,000 and $12,559,000, respectively, in accounts and notes receivables, net. Additionally, the Management Service segment finances the cost of the medical services received by patients through the use of notes receivable. These notes receivable generally have a life of 21 to 48 months and bear interest at rates ranging from 6% to 18%. Interest on these notes is included in interest income in the statement of operations. As of June 30, 2006 and 2005, the Company recorded notes receivable of $6,999,000 and $1,124,000, respectively, in accounts and notes receivable, net, and $9,870,000 and $1,311,000, respectively, in other long-term assets.

The Company estimates an allowance for accounts and notes receivable based on an aging analysis, customer credit evaluations, collection history, and any specific, known troubled accounts. As of June 30, 2006 and 2005, the Company recorded $60,000 and $63,000, respectively, of allowances for uncollectible accounts, and $3,847,000 and $825,000, respectively, of allowances for uncollectible notes.

Fixed Assets
Fixed assets, computer software costs, and capital leases are carried at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Useful lives are generally between three and seven years for computer software and equipment, the shorter of the estimated remaining useful life or the remaining life of the lease, for leasehold improvements, and seven to ten years for furniture and fixtures. Maintenance and repair expenditures are charged to operations as incurred.

Valuation of Goodwill
The Company reviews the carrying value of its goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Management reviews goodwill for impairment by comparing their carrying values to their fair values at least annually or more frequently if circumstances indicate possible impairment. When determining fair value, management uses various assumptions, including projections of future cash flows. A change in the underlying assumptions could cause fair value to be less than carrying value and require the Company to record a corresponding charge against operations. Management performs its impairment testing in the first fiscal quarter of each year.

Intangible Assets
Management reassesses the estimated useful lives of its definite lived intangible assets and determined that they were appropriate. Intangible assets principally include member and customer relationships and trade names that arose in connection with business acquisitions. Acquired intangible assets are recorded at cost and are generally amortized on a straight-line basis over their estimated useful lives. The weighted average amortization periods for membership and client relationships, trade names, other amortizable intangible assets, and total amortizable intangible assets held at June 30, 2006, were 10 years, 15 years, 3 years, and 13 years, respectively.

Impairment of Long-Lived Assets
The Company accounts for impairment and disposition of long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, as determined based on their projected undiscounted future cash flows. If this review indicates that the carrying value will not be recoverable, the carrying value is reduced to its estimated fair value. During fiscal 2006, there were no impairment charges recorded.

Contingent Liabilities
In accordance with SFAS 5, "Accounting for Contingencies," and FIN 14, "Reasonable Estimation of the Amount of a Loss," the Company accrues for contingent liabilities when it is probable that future costs will be incurred and those costs can be reasonably estimated and measured.

Income Taxes
The Company  accounts  for income  taxes under the  provisions  of SFAS No. 109,
"Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Stock-Based Compensation
The Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123R") on July 1, 2005. SFAS 123R established the accounting for share-based compensation and requires companies to measure and recognize compensation expense for all share-based payments at fair value. Accordingly, share-based compensation cost is measured at grant date based on the fair value of the award and is recognized as expense over the requisite service period. The Company adopted the modified prospective application method as permitted by SFAS 123R. Prior to the adoption of SFAS 123R, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations.

New Accounting Pronouncements
In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in tax positions and requires an entity to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning in the Company's first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its financial statements.

In February 2006 the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140." The Statement allows financial instruments that have embedded derivatives to be accounted for as a whole under certain circumstances. Additionally, in March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140." Among other requirements, the Statement requires as entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Both of these Statements are effective beginning in the Company's first quarter of fiscal 2008. The Company does not expect the adoption of either Statement to have a material effect on its consolidated financial position, results of operations, or cash flows.

NOTE 3 - FIXED ASSETS

                                                 June 30,
                                     ---------------------------------
(Dollar amounts in thousands)              2006              2005
                                     ---------------   ---------------
Computer software and equipment      $       67,323    $       68,273
Furniture and fixtures                        9,672             8,269
Leasehold improvements                       13,075             7,906
                                     ---------------   ---------------
                                             90,070            84,448
Accumulated depreciation                    (49,502)          (45,386)
                                     ---------------   ---------------
   Fixed assets, net                 $       40,568    $       39,062
                                     ===============   ===============


Depreciation expense was $16,087,000, $13,485,000, and $10,189,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

Fixed assets, net recorded under capital leases were $1,387,000 and $1,749,000 as of June 30, 2006 and 2005, respectively. Accumulated depreciation on these fixed assets was $1,172,000 and $581,000 as of June 30, 2006 and 2005,
respectively.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of amortizable intangible assets was as follows:


                                                                June 30, 2006                     June 30, 2005
                                                        -------------------------------   -------------------------------
                                                           Gross                             Gross
                                                          Carrying        Accumulated       Carrying       Accumulated
(Dollar amounts in thousands)                              Amount        Amortization        Amount        Amortization
                                                        ------------   ----------------   ------------   ----------------
Membership and client relationships                     $    40,215    $        21,881    $    40,215    $        15,184
Trade names                                                  21,859              3,114         21,859              1,662
Other                                                         1,504              1,448          1,518              1,237
                                                        ------------   ----------------   ------------   ----------------
  Total amortizable intangible assets                   $    63,578    $        26,443    $    63,592    $        18,083
                                                        ------------   ----------------   ------------   ----------------
  Amortizable intangible assets, net                    $    37,135                       $    45,509
                                                        ============                      ============

The carrying amounts of our indefinite-lived intangible assets were as follows:

                                                                 June 30,
                                                        ---------------------------
(Dollar amounts in thousands)                               2006           2005
                                                        ------------   ------------
Goodwill                                                $    212,187   $    201,499
Intangible asset related to minimum pension liability   $        663   $        967


Future intangible amortization expense for the next five years is estimated to be as follows:




(Dollar amounts in thousands)
        Fiscal Year
   2007                                                                $      6,652
   2008                                                                       4,681
   2009                                                                       4,260
   2010                                                                       3,130
   2011                                                                       3,096


Changes in the carrying amount of goodwill by segment were as follows:


                                                Marketing               Management
(Dollar amounts in thousands)                    Services   Personals    Services     Total
                                               -----------  ----------  ----------  ----------
Balance at June 30, 2004                       $   42,039   $  83,636   $       -   $ 125,675
Acquisitions                                       53,664           -      23,367      77,031
Purchase adjustments and other                        214      (1,421)          -      (1,207)
                                               ----------- ----------- ----------- -----------
Balance at June 30, 2005                           95,917      82,215      23,367     201,499
Contingent purchase price payments, MCM
     acquisition (See Note 9)                           -           -      10,880      10,880
Purchase adjustments and other                        515        (707)          -        (192)
                                               ----------- ----------- ----------- -----------
Balance at June 30, 2006                       $   96,432  $   81,508  $   34,247  $  212,187
                                               =========== =========== =========== ===========


As part of the acquisitions of certain of the assets of MCM and Bargain in fiscal 2005, the Company acquired intangible assets of $92,491,000. Of those amounts, $12,220,000 was assigned to membership and client relationships, and $3,240,000 was assigned to trade names. These identified intangible assets are subject to periodic amortization over the estimated useful lives ranging from one to 15 years. Goodwill of $88,426,000, which is not subject to amortization, also arose in connection with these acquisitions.

As part of the purchase of Lavalife in fiscal 2004, the Company acquired intangible assets of $115,632,000. Of that amount, $14,799,000 has been assigned to membership and client relationships, and $18,619,000 has been assigned to trade names, both of which are subject to periodic amortization over the estimated useful lives ranging from three to 15 years. Goodwill of $81,508,000, which is not subject to amortization, also arose in connection with this acquisition.

NOTE 5 - FOREIGN CURRENCY INSTRUMENTS

The Company uses purchase option and forward contracts to minimize its exposure to changes in future cash flows caused by movements in currency exchange rates between the U.S. dollar and the Canadian dollar. Derivative instruments are held only for the purpose of hedging such risks and are not used for speculative purposes. Derivative instruments used to hedge forecasted cash flows associated with Canadian dollar denominated forecasted transactions that meet the criteria for hedge accounting are designated as cash flow hedges. The effective portion of derivative gains and losses for cash flow hedges is deferred as a component of accumulated other comprehensive income and is recognized when the underlying hedged item is recognized in earnings.

The fair value of these contracts is included in other current assets. As of June 30, 2006 and 2005, the fair value of these instruments was $156,000 (asset) and $559,000 (asset), respectively. Derivative gains recognized in earnings were recorded in operating expenses and general and administrative expenses, and amounted to $1,045,000 and $1,382,000 for 2006 and 2005, respectively. All forecasted transactions currently being hedged are expected to occur over the next year.

During 2004, the Company used purchase option and forward contracts to protect against the foreign currency exchange risk inherent in the purchase price for its acquisition of Lavalife, which was denominated in Canadian dollars (see Note
9). The risk of loss associated with purchase option contracts was limited to premium amounts paid for them. The risk of loss associated with forward contracts was equal to the exchange rate differential from the time the contract was entered into until it was settled. These contracts expired on April 1, 2004 concurrently with the closing of the Lavalife acquisition. Derivative gains recognized in earnings were recorded as a component of other income, net and amounted to $353,000 in 2004.

NOTE 6 - RESTRUCTURING CHARGES

The restructuring reserve balance, which consists of lease obligations and is recorded in accrued liabilities and other long-term liabilities, was $1,391,000 and $1,499,000 as of June 30, 2006 and 2005, respectively. Cash payments related to lease obligations for the years ended June 30, 2006 and 2005 were $108,000 and $145,000, respectively.

NOTE 7 - LONG-TERM LIABILITIES

Long-term liabilities were as follows at June 30:

(Dollar amounts in thousands)                    2006           2005
                                              ----------    ----------
Senior Notes                                  $  147,984    $  147,814
Convertible Notes                                 90,000        90,000
Other long-term liabilities                        9,989         5,943
                                              ----------    ----------
                                                 247,973       243,757
Less current maturities                              762           686
                                              ----------    ----------
Long-term liabilities                         $  247,211    $  243,071
                                              ==========    ==========

The Company has outstanding $150,000,000 aggregate principal amount of registered, unsecured 9.25% senior notes due 2014 (the "Senior Notes"). The Senior Notes have an effective yield of 9.5%, and interest is payable in cash semi-annually in arrears on April 1 and October 1. A portion of the proceeds was used to repay amounts borrowed to partially fund the Lavalife acquisition (see
Note 9). At any time prior to April 1, 2007, the Company may redeem up to 35% of the Senior Notes with net cash proceeds of certain equity offerings, as long as at least 65% of the aggregate principal amount of the Senior Notes issued remains outstanding after the redemption. The Company may redeem all or part of the Senior Notes prior to April 1, 2009 by paying a make-whole premium. At any time on or after April 1, 2009, the Company may redeem some or all of the Senior Notes at certain redemption prices plus accrued and unpaid interest and liquidation damages, if any, to the date of redemption. Debt issuance costs and debt discount associated with this issuance were capitalized and are being amortized as interest expense over the term of the Senior Notes using the effective interest method.

Additionally, the Company has outstanding $90,000,000 aggregate principal amount of registered 5.5% convertible senior subordinated notes due 2010 ("Convertible Notes"). The Convertible Notes bear interest at the rate of 5.5% per year, which is payable in cash semi-annually in arrears on April 1 and October 1. Holders of the Convertible Notes may convert their notes into shares of the Company's common stock at any time prior to maturity at an initial conversion price of approximately $40.37 per share, which is equivalent to an initial conversion rate of approximately 24.77 shares per $1,000 principal amount of the Convertible Notes. There are no beneficial conversion features related to these Convertible Notes. In accordance with APB Opinion No. 14, "Accounting for
Convertible  Notes  and  Debt  Issued  with  Stock  Purchase   Warrants,"  these
Convertible Notes have been classified as a liability. Debt issuance costs associated with this issuance were capitalized and are being amortized as interest expense over the term of the Convertible Notes using the effective interest method.

Other long-term obligations are comprised of the long-term portion of the restructuring reserve (see Note 6), minimum pension liability (see Note 14), and lease incentives related to certain operating leases. The lease incentives are amortized as a reduction to rent expense over the terms of the leases.

The Company has an amended and restated senior secured credit facility dated as of March 17, 2006, which allows borrowings of up to $50,000,000. Borrowings under this senior secured credit facility accrue interest at the Eurodollar rate or the Prime rate, plus an applicable margin. As of June 30, 2006, the base interest rate for borrowings under this credit facility was 8.5%. There were no borrowings outstanding under this credit facility as of June 30, 2006 and 2005. As of June 30, 2005, the availability under the senior secured credit facility was reduced by an outstanding letter of credit of $5,458,000 and was $39,542,000. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on borrowings, and potential restrictions on additional stock repurchases. The senior secured credit facility matures on March 31, 2009. All of the Company's assets, including the stock of its subsidiaries, are pledged as collateral for the senior secured credit facility. Debt issuance costs associated with the amendment and restatement of the senior secured credit facility were capitalized and are being amortized over the term of the secured credit facility using the effective interest method.

Interest expense in 2006, 2005, and 2004,  included  $972,000,  $1,373,000,  and
$742,000 amortization of debt issuance costs, respectively, and $170,000, $155,000, and $32,000 amortization of debt discount, respectively. The unamortized portion of debt issuance costs aggregated $7,312,000 and $8,130,000 at June 30, 2006 and 2005, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company operates in leased facilities. Rent expense under operating leases was $9,463,000, $8,643,000, and $6,779,000 for the years ended June 30, 2006,
2005, and 2004, respectively.

The Company has certain capital leases for equipment. At June 30, 2006, the weighted average interest rate on the Company's capital leases was 8.1% with individual lease rates generally ranging from 5% to 20%.

Future minimum lease payments under operating and capital leases as of June 30, 2006 are as follows:

(Dollar amounts in thousands)                            Operating     Capital
Fiscal Year                                               Leases       Leases
                                                        ----------   ----------
  2007                                                  $   9,376    $     839
  2008                                                      8,998          474
  2009                                                      8,929           91
  2010                                                      7,225            -
  2011                                                      5,939            -
Thereafter                                                 17,197            -
                                                        ----------   ----------
Total minimum lease payments                            $  57,664        1,404
                                                        ==========   ==========
  Less amount representing interest                                       (101)
                                                                     ----------
Present value of net minimum capital lease obligations                   1,303
  Less current portion                                                    (762)
                                                                     ----------
Long-term capital lease obligations                                  $     541
                                                                     ==========

As of June 30, 2006, the Company had outstanding purchase obligations of $10,715,000 primarily related to marketing agreements and contracts for the Company's software, equipment, and services. In addition, the Company has $45,274,000 of potential contingent payments related to the MCM acquisition (see
Note 9).

Legal proceedings
In management's opinion, there are no significant legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their properties is subject. The Company is involved in lawsuits and claims generally incidental to its business, including but not limited to various suits, including previously disclosed suits, brought against the Company by individual consumers seeking monetary and/or injunctive relief relating to the marketing of the Company's programs. In addition, from time to time in the regular course of its business, the Company receives inquiries from various federal and/or state regulatory authorities.

MedValUSA Health Programs, Inc. ("MedVal") filed an arbitration against the Company in September 2000 involving claims of breach of contract, breach of the duty of good faith and fair dealing, and violation of the Connecticut Unfair Trade Practices Act ("CUTPA"). In October 2005, the U.S. Supreme Court declined to review the Connecticut Supreme Court's May 2005 decision to uphold an arbitration panel's award of $5,458,000 in punitive damages and costs to MedVal. The Company recorded a one-time charge in the year ended June 30, 2005 related to this award.

NOTE 9 - BUSINESS COMBINATIONS

On January 1, 2005, the Company completed the acquisition of certain of the assets of MCM, a privately held advertising and practice management company serving cosmetic surgeons throughout the United States. The Company acquired these assets of MCM in order to expand its consumer offerings to include cosmetic surgery. The purchase price, excluding fees and expenses, amounted to $33,000,000 and was paid in cash on the closing date. In addition, the Company paid $10,726,000 of contingent payments in 2006 and additional contingent payments of up to $45,274,000 may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved over the next two calendar years. Additional payments under the contingency arrangement are considered additional purchase price and allocated to the net assets acquired. The Company identified $12,060,000 of intangible assets other than goodwill, including membership and client relationships and trade name, in conjunction with this acquisition. The $34,247,000 of excess purchase consideration over the net assets acquired was allocated to goodwill, substantially all of which is deductible for tax purposes.

On November 30, 2004, the Company completed the acquisition of certain of the assets of Bargain, a privately held provider of premier pricing services for homes and vehicles. The Company acquired these assets of Bargain in order to expand its direct to consumer marketing presence and to expand its discounted consumer offerings to include personal property. The purchase price, which excluded fees and expenses, was paid in cash and amounted to $39,118,000. In addition, the Company paid $14,624,000 of contingent payments in 2006. The Company also assumed certain liabilities amounting to $4,729,000. The Company identified $3,400,000 of intangible assets other than goodwill, including membership and client relationships and trade name, in conjunction with this acquisition. The $54,179,000 of excess purchase consideration over the net assets acquired was allocated to goodwill, substantially all of which is deductible for tax purposes.

On April 1, 2004, the Company completed the acquisition of all of the net assets and outstanding capital stock of Lavalife, a leading provider of web-based and phone-based interactive personals services. The Company acquired Lavalife in order to broaden the scope of services offered to include personals services. The acquisition of Lavalife benefited the Company by providing access to one of the largest and fastest growing consumer categories on the internet while expanding its target market. The purchase price, excluding fees and expenses, was Cdn$152,500,000, or $116,300,000. In connection with this acquisition, the Company received $9,080,000 related to the issuance of the Company's restricted common stock to Lavalife's senior management. The acquisition was funded with cash on hand and borrowings under the Company's senior secured credit facility. The Company identified $33,418,000 of intangible assets other than goodwill. The $81,508,000 of unallocated excess purchase consideration over the net assets acquired was allocated to goodwill. The amount of tax deductible goodwill was $77,436,000.

See Note 4 for detailed descriptions of the intangible assets and goodwill identified in connection with these business combinations.

The fair values of the assets acquired and liabilities assumed at the acquisition dates were as follows:


(Dollar amounts in thousands)                     MCM         Bargain      Lavalife
                                             ------------  ------------  ------------
Current assets                               $       258   $     2,163   $     6,160
Fixed assets                                         600         4,017        14,730
Other assets                                           -           871             -
Goodwill arising in the acquisition               34,247        54,179        81,508
Intangible assets                                 12,060         3,400        33,418
Current liabilities                               (3,060)       (4,066)      (19,284)
Other long-term liabilities                            -          (769)       (2,498)
                                             ------------  ------------  ------------
Net assets acquired                          $    44,105   $    59,795   $   114,034
                                             ============  ============  ============

Pro Forma Results
The following unaudited pro forma results of operations for the year ended June 30, 2004 was prepared assuming the Lavalife acquisition occurred on July 1, 2003. These pro forma results are not necessarily indicative of the results of future operations or results that would have occurred had the acquisition been consummated as of that date (in thousands, except per share data).

                    Revenues                          $    542,766
                    Net income                              28,979

                    Basic earnings per share          $       2.58
                    Diluted earnings per share                2.28

The results of operations and balance sheets of Bargain and MCM for periods prior to the acquisitions were not material to the Company and accordingly, pro forma results of operations have not been presented.

NOTE 10- INCOME TAXES

The provision for income taxes is as follows:

                                                    For the years ended June 30,
                                             ----------------------------------------
(Dollar amounts in thousands)                    2006          2005          2004
                                             ------------  ------------  ------------
Current Payable
  Federal                                    $    13,325   $     9,922   $     7,219
  State                                            2,278         2,249         2,245
  Foreign                                            778           802         1,028
                                             ------------  ------------  ------------
Total current payable                             16,381        12,973        10,492
                                             ------------  ------------  ------------
Deferred
  Federal                                          1,916         3,047         8,673
  State                                             (678)         (595)          140
  Foreign                                         (1,762)       (2,033)         (667)
                                             ------------  ------------  ------------
Total deferred                                      (524)          419         8,146
                                             ------------  ------------  ------------
Total provision for income taxes             $    15,857   $    13,392   $    18,638
                                             ============  ============  ============



The following is a reconciliation of the Company's effective tax rate to the U.S. statutory rate:

                                                        For the years ended June 30,
                                               ----------------------------------------------
                                                    2006            2005            2004
                                               --------------  --------------  --------------
Statutory rate                                         35.0%           35.0%           35.0%
State and local                                         1.9%            2.8%            3.3%
Foreign                                                (1.5%)          (3.7%)          (0.5%)
Other                                                  (2.7%)           0.3%            2.2%
                                               --------------  --------------  --------------
Effective rate                                         32.7%           34.4%           40.0%
                                               ==============  ==============  ==============

The Foreign reconciling item included the U.S. tax benefit of the losses from certain foreign branch operations that can be used in the foreign jurisdiction without a U.S. tax cost. The Other reconciling item included the reversal of a $1,416,000 tax reserve related to an Internal Revenue Service ("IRS") audit for the year ended June 30, 2004.

The Company has open tax years in the U.S., Canada, and other jurisdictions. There are tax years that are not currently under examination by the applicable tax authorities but may be subject to examination in the future. The results of audits are inherently uncertain. The Company periodically evaluates the adequacy of its tax reserves, taking into account its open tax return positions and tax law changes. The Company believes that its tax reserves are appropriate. However, the final determination of tax audits could have a material effect on the results of operations, financial position, and cash flow.

Consolidated U.S. income before taxes was $49,238,000, $43,459,000 and $44,861,000 in 2006, 2005, and 2004, respectively. The corresponding amounts for non-U.S.-based operations were (loss) income of ($679,000), ($4,518,000) and $1,737,000, respectively.

Undistributed earnings of the Company's foreign subsidiaries amounted to $1,020,000 and $500,000 at June 30, 2006 and 2005, respectively. U.S. income taxes were not provided on certain unremitted earnings from foreign subsidiaries since the Company intends to permanently reinvest substantially all of such earnings outside the U.S. However, if some portion of these earnings is remitted, the Company expects the effect of any remittance after considering available tax credits and amounts previously accrued not to be significant to the consolidated results of operations. A calculation of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with the calculation.

The following is a summary of the Company's deferred tax assets and liabilities as of June 30:

(Dollar amounts in thousands)                        2006            2005
                                                --------------  --------------
Deferred Tax Assets
  Benefit of federal, state, and
    foreign  net operating loss carry forwards  $       2,456   $       1,672
  Allowance for membership cancellations                3,765           4,459
  Charge for arbitration award                              -           2,088
  Stock option expense - FAS 123R                       1,178               -
  Other deferred tax assets                             4,142           5,194
                                                --------------  --------------
  Deferred tax assets                                  11,541          13,413
  Valuation allowance                                    (657)           (222)
                                                --------------  --------------
Deferred tax assets                                    10,884          13,191
                                                --------------  --------------
Deferred Tax Liabilities
  Deferred marketing costs                             (9,657)        (14,854)
  Deferred revenues                                    (7,961)         (5,497)
  Goodwill and other intangible assets                 (7,449)         (6,221)
  Depreciation                                         (3,410)         (5,678)
  Other deferred tax liabilities                       (1,014)           (423)
                                                --------------  --------------
  Gross deferred tax liabilities                      (29,491)        (32,673)
                                                --------------  --------------
  Net deferred tax liability                    $     (18,607)  $     (19,482)
                                                ==============  ==============

As of June 30, 2006, the Company has fully utilized all federal net operating loss carry forwards. The Company has state net operating loss carry forwards available to reduce future state taxable income which expire beginning fiscal 2007 through fiscal 2019. In addition, the Company has foreign net operating losses of $10,233,000 expiring beginning June 30, 2014 through June 30, 2016.

Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying dispositions of shares issued under the Company's stock-based compensation plans reduced taxes payable by $5,852,000 and $2,220,000 in 2006 and 2005, respectively. These benefits were credited to additional paid-in capital and deferred tax assets.

NOTE 11 - EARNINGS PER SHARE

The  following  table   reconciles  the  numerators  and   denominators  in  the
computations of basic and diluted earnings per share:

                                                    For the years ended June 30,
                                                    ----------------------------
(Dollar amount in thousands, except per share data)   2006      2005      2004
                                                    --------  --------  --------
Numerator:
Income available to common shareholders used in
 basic earnings per share                           $32,702   $25,549   $27,960
Add back interest expense on convertible securities,
 net of tax                                           3,334     3,247     2,236
                                                    --------  --------  --------
Income available to common shareholders after
 assumed conversion of dilutive securities          $36,036   $28,796   $30,196
                                                    ========  ========  ========

Denominator:
Weighted average number of common shares outstanding
 - basic                                              9,722     9,995    10,755
Effect of dilutive securities:
Convertible securities                                2,230     2,230     1,678
Stock options                                           791       748       775
                                                    --------  --------  --------
Weighted average number of common shares outstanding
 - diluted                                           12,743    12,973    13,208
                                                    ========  ========  ========

Basic earnings per share                            $  3.36   $  2.56   $  2.60
                                                    ========  ========  ========
Diluted earnings per share                          $  2.83   $  2.22   $  2.29
                                                    ========  ========  ========

The diluted earnings per common share calculation excludes the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the years ended June 30, 2006, 2005, and 2004 are incremental weighted average stock options of approximately 51,000, 67,000, and 26,000, respectively.

NOTE 12 - SHAREHOLDERS' EQUITY

The Company has a stock repurchase program. During 2005 and 2004, the Board of Directors authorized the Company to repurchase up to an aggregate additional 4,000,000 shares of the Company's common stock. As of June 30, 2006, approximately 327,000 shares remained authorized for repurchase under this program. The Company repurchased 498,000 shares for $19,338,000, an average price of $38.83 per share, in 2006, 1,168,000 shares for $41,131,000, an average price of $34.92 per share, in 2005 and 2,985,000 shares for $94,207,000, an average price of $31.56 per share, in 2004. In August 2006, the Company announced that its Board of Directors authorized the Company to repurchase up to an aggregate additional 1,000,000 shares of the Company's common stock.

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

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

                                                   June 30,
                                           -----------------------
(Dollar amounts in thousands)                 2006         2005
                                           ----------   ----------
Unrealized hedging (loss) gain             $    (145)   $     239
Currency translation adjustment                  359         (285)
Minimum pension liability adjustment, net
 of tax                                            -         (102)
                                           ----------   ----------
Total                                      $     214    $    (148)
                                           ==========   ==========

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) profit sharing plan. Employees may contribute up to 20% of their compensation subject to certain limitations. The Company makes matching contributions in cash. Matching contributions were $646,000, $376,000, and $168,000 for 2006, 2005, and 2004, respectively.

Effective January 1, 2004, the Company has an unfunded, nonqualified defined benefit pension plan that benefits certain executives selected by the Compensation Committee of the Board of Directors. This plan provides for fixed annual payments for ten years upon retirement after attaining the age of 55 and ten years of service. Pension expense was $390,000, $306,000, and $212,000 in 2006, 2005, and 2004, respectively.

The Company used weighted-average discount rate assumptions of 6%, 5%, and 6% in its 2006, 2005, and 2004, respectively. The following tables present information about this pension plan:

                                               For the years ended June 30,
                                           ------------------------------------
(Dollar amounts in thousands)                 2006         2005          2004
                                           -----------  -----------  -----------
Pension expense by component
Interest cost                              $       85   $       77   $       35
Service cost                                      174          146           71
Prior service cost                                131           83          106
                                           -----------  -----------  -----------
Pension expense                            $      390   $      306   $      212
                                           ===========  ===========  ===========

                                                   June 30,
                                           ------------------------
(Dollar amounts in thousands)                 2006          2005
                                           -----------  -----------
Pension benefit obligation
Balance at beginning of year               $    1,645   $    1,276
Interest cost                                      85           77
Service cost                                      174          146
Actuarial (gain) loss                            (333)         146
                                           -----------  -----------
Balance at end of year                     $    1,571   $    1,645
                                           ===========  ===========

Funded status of the plan
Cumulative pension expense recognized      $      908   $      518
Unrecognized net actuarial (gain) loss           (220)         160
Unrecognized prior service cost                   883          967
                                           -----------  -----------
Excess of the benefit obligation over the
 value of plan assets                      $    1,571   $    1,645
                                           ===========  ===========

Net recognized amounts as classified in
 the balance sheet
Intangible asset                           $     (663)  $     (967)
Other long-term liabilities                     1,571        1,645
Accumulated other comprehensive loss                -         (160)
                                           -----------  -----------
Cumulative pension expense recognized      $      908   $      518
                                           ===========  ===========

No benefits are expected to be paid by the plan during the next two years. The Company expects it could pay benefits of $60,000, $175,000, and $175,000 in 2009, 2010, and 2011, respectively, and $3,639,000 thereafter.

NOTE 15 - STOCK-BASED COMPENSATION

The Company adopted SFAS 123R in July 2005. Prior to the adoption of SFAS 123R, the Company accounted for its share-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and its related interpretations. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value method (estimated using the Black-Scholes option pricing model) at the grant dates in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), the Company's pro forma net income and earnings per share would have been as follows for the years ended June 30:

(Dollar amount in thousands, except per share data)      2005           2004
                                                     ------------   ------------
Net income, as reported                              $    25,549    $    27,960
Deduct: Stock-based employee compensation expense
 under the fair value method, net of related tax
 effects (1)                                              (4,013)        (4,762)
                                                     ------------   ------------
Pro forma net income                                 $    21,536    $    23,198
                                                     ============   ============

Earnings per share:
 As reported
Basic                                                $      2.56    $      2.60
Diluted                                              $      2.22    $      2.29
 Pro forma
Basic                                                $      2.15    $      2.16
Diluted                                              $      1.89    $      1.90

(1) Compensation expense was reduced for forfeitures as they occurred.

The Company evaluated its valuation method and assumptions in connection with the implementation of SFAS 123R. The Company determined that the use of the Black-Scholes option-pricing model was appropriate and is consistent with the Company's pro forma disclosures under the fair value recognition provisions of SFAS 123. The following weighted average assumptions were used to estimate the fair value of options granted for the years ended June 30:

                                           2006          2005          2004
                                       ------------  ------------  ------------
Dividend yield                                   0%            0%            0%
Expected volatility (1)                         63%           64%           74%
Risk free interest rate (2)                   3.90%         3.70%         2.90%
Expected lives (3)                          5 years       5 years       5 years

(1) Estimated based on the historical volatility of the Company's stock.
(2) Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected life of the options granted.
(3) Estimated based on historical exercise experience and expected future results of similar grants.

The weighted average fair values of options granted during the years ended June 30, 2006, 2005, and 2004 estimated on the grant date using the Black-Scholes option-pricing model with the assumptions listed above were $21.86, $18.23, and $14.98, respectively. The estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting periods of four years and the estimated fair value of the Company's awards issued under the Employee Stock Purchase Plan is recognized in the period the stock is issued.

For the year ended June 30, 2006, the Company recognized $4,531,000 ($2,838,000 net of tax, $0.29 per basic share, or $0.22 per diluted share) in general and administrative expenses related to stock option compensation. As of June 30, 2006, unrecognized stock compensation expense related to unvested options was $7,226,000, which is expected to be recognized over a weighted average period of
2.5 years.

The total intrinsic value of options exercised during the years ended June 30, 2006, 2005, and 2004 was $10,074,000, $11,138,000, and $17,053,000,
respectively. The total cash received as a result of employee stock option exercises for the years ended June 30, 2006, 2005, and 2004 was $8,636,000, $10,792,000, and $24,564,000, respectively. The tax benefits realized in connection with these exercises were $5,366,000, $2,220,000, and $6,520,000 during the years ended June 30, 2006, 2005, and 2004, respectively.

As of June 30, 2006, the Company had the following stock-based compensation plans which are described below.

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

In addition, the 2005 Equity Incentive Plan has 1,000,000 shares authorized, reserved and available for issuance. Awards granted may be in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance stock, and performance stock units. As of June 30, 2006, no awards have been made under this plan. The Board of Directors has the authority to determine the form, terms and conditions of awards at the time of grant, including vesting, exercisability, payment, and the effect, if any, that a participant's termination of service will have on an award.

As of June 30, 2006, 4,028,000 shares of common stock were reserved for issuance under these stock incentive plans, of which 1,498,000 shares were available for future grant.

Information with respect to options to purchase shares issued under the above plans as of June 30 is as follows:

                                      2006                      2005                       2004
                            -------------------------  ------------------------  -------------------------
                                           Weighted                  Weighted                   Weighted
                                           Average                    Average                   Average
                                           Exercise                  Exercise                   Exercise
(Share amounts in thousands)  Shares        Price        Shares        Price       Shares        Price
                            -----------  ------------  -----------  -----------  -----------  ------------
Outstanding at beginning of
 year                            2,872   $     22.16        3,305   $    20.10        4,532   $     19.88
Granted                            235         38.43          366        32.35          240         24.92
Exercised                         (449)        18.27         (607)       17.49       (1,227)        19.78
Forfeited or expired              (127)        32.43         (192)       20.87         (240)        22.48
                            -----------                -----------               -----------
Outstanding at end of year       2,531         23.85        2,872        22.16        3,305         20.10
                            ===========                ===========               ===========

The following table summarizes the Company's stock options outstanding and exercisable as of June 30, 2006:

                                         Options Outstanding                        Options Exercisable
                           ------------------------------------------------  ---------------------------------
                                        Weighted
                                         Average     Weighted                             Weighted
                                        Remaining     Average   Aggregate                 Average   Aggregate
                                       Contractual   Exercise   Intrinsic                 Exercise  Intrinsic
(Share amounts in thousands) Shares     Term (Yrs)    Price       Value       Shares       Price      Value
                           ----------- ----------- ----------- -----------  ----------- ---------- -----------
$7.98 to $13.05                   419        5.96  $    12.40  $   12,842          294  $   12.12  $    9,098
$13.05 to $19.375                 377        3.60       16.43      10,012          354      16.42       9,416
$19.375 to $25.563                546        5.44       20.65      12,221          486      20.62      10,891
$25.563 to $29.875                829        4.59       29.47      11,241          683      29.44       9,279
$29.875 to $43.00                 360        8.82       36.86       2,221           51      34.14         454
                           -----------                         -----------  -----------            -----------
                                2,531        5.46       23.85  $   48,537        1,868      22.08  $   39,138
                           ===========                         ===========  ===========            ===========

The weighted average remaining contractual term of stock options exercisable as of June 30, 2006 was 4.58 years. Of the options outstanding, the Company expects 2,464,000 options to vest. Options expected to vest have a weighted average exercise price of $23.57, a weighted average remaining contractual term of 5.2 years and an intrinsic value of $47,940,000.

Employee Stock Purchase Plan
During 1997, the Company adopted the 1996 Employee Stock Purchase Plan which provides for the issuance of up to 360,000 shares of common stock. The plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, at a price equal to 85% of the closing price of the Common Stock on the day the purchase period commences or terminates, whichever is lower. During 2006, 2005, and 2004, 14,000, 11,000, and 14,000 shares were purchased under the plan, respectively.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information was:

                                                 For the years ended June 30,
                                        ----------------------------------------
(Dollar amounts in thousands)               2006          2005          2004
                                        ------------  ------------  ------------
Cash paid for interest                  $    19,224   $    18,754   $     2,640
Cash paid for income taxes                   12,729         8,036         5,568


NOTE 17 - BUSINESS SEGMENTS

The operating  business  segments  reported  below are the  reportable  business segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by executive management in assessing performance and deciding how to allocate capital and other resources. The Company has three reportable business segments: Marketing Services, Personals, and Management Services. The Marketing Services business segment primarily provides discounted products and services to consumers. The Personals business segment provides web, phone, and mobile-based personals services to its customers. During 2006, the Management Services business segment became reportable due to the increase in its assets and all prior periods have been restated to reflect this change. The Management Services business segment provides advertising and practice management services to healthcare professionals throughout the United States. The Corporate business unit includes unallocated general corporate expenses.

Management evaluates the operating results of each reportable business segment based on revenue and Adjusted EBITDA. The following is a summary of revenues, Adjusted EBITDA, capital expenditures, depreciation and amortization, and assets by business segment:

(Dollar amounts in thousands)                 For the years ended June 30,
                                      ------------------------------------------
Revenues                                  2006           2005           2004
                                      ------------   ------------   ------------
 Marketing Services                   $   539,723    $   490,289    $   471,049
 Personals                                 74,646         72,336         17,690
 Management Services                       44,699         17,513              -
 Intersegment                                (213)          (299)             -
                                      ------------   ------------   ------------
  Total                               $    658,855   $   579,839    $   488,739
                                      ============   ============   ============


                                              For the years ended June 30,
                                      ------------------------------------------
Adjusted EBITDA (1)                       2006           2005           2004
                                      ------------   ------------   ------------
 Marketing Services                   $    88,867    $    74,060    $    80,434
 Personals                                 10,873          6,267          2,073
 Management Services                        7,528          3,639              -
 Corporate                                (28,045)       (26,763)       (23,947)
                                      ------------   ------------   ------------
  Total Reportable Segment            $    79,223    $    57,203    $    58,560
                                      ============   ============   ============


                                              For the years ended June 30,
                                      ------------------------------------------
Capital Expenditures (2)                  2006           2005           2004
                                      ------------   ------------   ------------
 Marketing Services                   $    16,327    $     8,512    $     6,486
 Personals                                  1,188          2,447            571
 Management Services                          266             47              -
 Corporate                                      -              -              -
                                      ------------   ------------   ------------
  Total                               $    17,781    $    11,006    $     7,057
                                      ============   ============   ============


                                              For the years ended June 30,
                                      ------------------------------------------
Depreciation and Amortization             2006           2005           2004
                                      ------------   ------------   ------------
 Marketing Services                   $    11,860    $    10,978    $    10,085
 Personals                                  9,839          9,323          2,327
 Management Services                        1,629            802              -
 Corporate                                  1,119            474             66
                                      ------------   ------------   ------------
  Total                               $    24,447    $    21,577    $    12,478
                                      ============   ============   ============


                                                       June 30,
                                      ------------------------------------------
Assets                                    2006           2005           2004
                                      ------------   ------------   ------------
 Marketing Services                   $   214,083    $   245,635    $   178,723
 Personals                                124,571        132,992        136,874
 Management Services                       62,730         41,052              -
 Corporate (3)                             41,644         27,483        137,565
                                      ------------   ------------   ------------
  Total                               $   443,028    $   447,162    $   453,162
                                      ============   ============   ============

(1) Defined as net income plus interest and other (expense) income, net, provision for income taxes, depreciation and amortization, and the changes in deferred revenue and deferred marketing costs. See reconciliation below.
(2) Management does not allocate certain capital expenditures to the Corporate business unit. However, the associated depreciation expense has been allocated for purposes of evaluating performance.
(3) Includes unallocated non-operating assets including short-term investments, debt issuance costs, and other.

The following tables reconcile Adjusted EBITDA to income before income taxes:

                                                        For the year ended June 30, 2006
                                     -------------------------------------------------------------------------
(Dollar amounts in thousands)                         Marketing                    Management
                                         Total         Services      Personals      Services       Corporate
                                     -------------  -------------  -------------  -------------  -------------
Income before income taxes           $     48,559
Interest and other expense, net (1)        16,782
                                     -------------
Operating income (expense)           $     65,341   $     88,010   $      1,203   $      5,292   $    (29,164)
Depreciation and amortization              24,447         11,860          9,839          1,629          1,119
Change in deferred revenues               (23,549)       (23,987)          (169)           607              -
Change in deferred marketing costs         12,984         12,984              -              -              -
                                     -------------  -------------  -------------  -------------  -------------
Adjusted EBITDA                      $     79,223   $     88,867   $     10,873   $      7,528   $    (28,045)
                                     =============  =============  =============  =============  =============

                                                        For the year ended June 30, 2005
                                     -------------------------------------------------------------------------
                                                      Marketing                    Management
                                         Total         Services      Personals      Services       Corporate
                                     -------------  -------------  -------------  -------------  -------------
Income before income taxes           $     38,941
Interest and other expense, net (1)        18,153
                                     -------------
Operating income (expense)           $     57,094   $     85,498   $     (3,129)  $      1,962   $    (27,237)
Depreciation and amortization              21,577         10,978          9,323            802            474
Change in deferred revenues               (34,911)       (35,859)            73            875              -
Change in deferred marketing costs         13,443         13,443              -              -              -
                                     -------------  -------------  -------------  -------------  -------------
Adjusted EBITDA                      $     57,203   $     74,060   $      6,267   $      3,639   $    (26,763)
                                     =============  =============  =============  =============  =============

                                                        For the year ended June 30, 2004
                                     -------------------------------------------------------------------------
                                                      Marketing                    Management
                                         Total         Services      Personals      Services       Corporate
                                     -------------  -------------  -------------  -------------  -------------
Income before income taxes           $     46,598
Interest and other income, net (1)          6,272
                                     -------------
Operating income (expense)           $     52,870   $     76,576   $        336   $          -   $    (24,042)
Depreciation and amortization              12,507         10,085          2,327              -             95
Change in deferred revenues               (32,272)       (31,682)          (590)             -              -
Change in deferred marketing costs         25,455         25,455              -              -              -
                                     -------------  -------------  -------------  -------------  -------------
Adjusted EBITDA                      $     58,560   $     80,434   $      2,073   $          -   $    (23,947)
                                     =============  =============  =============  =============  =============

(1) Management does not allocate interest and other expense, net to the individual segments.

During 2006, the Company's assets and operations were primarily in the United States and Canada. Revenues are attributable to geographic areas based on the country where the sales were made. Geographic information is presented below:

(Dollar amounts in thousands)                                     For the years ended June 30,
                                                             -------------------------------------
Revenues                                                         2006         2005         2004
                                                             -----------  -----------  -----------
 United States                                               $  592,380   $  520,167   $  460,606
 Canada                                                          64,053       57,076       27,450
 Other countries                                                  2,422        2,596          683
                                                             -----------  -----------  -----------
  Total                                                      $  658,855   $  579,839   $  488,739
                                                             ===========  ===========  ===========

                                                                     June 30,
                                                             ------------------------
Long-lived assets                                                2006         2005
                                                             -----------  -----------
 United States                                               $   43,552   $   35,188
 Canada                                                          11,146        7,366
 Other countries                                                     14        2,434
                                                             -----------  -----------
   Total                                                     $   54,712   $   44,988
                                                             ===========  ===========

NOTE 18 - QUARTERLY FINANCIAL DATA (unaudited)

                                                                  For the year ended June 30, 2006
                                                          --------------------------------------------------
                                                             First        Second       Third       Fourth
(Dollar amount in thousands, except per share data)         Quarter      Quarter      Quarter      Quarter
                                                          -----------  -----------  -----------  -----------
Revenues                                                  $  157,528   $  160,130   $  163,841   $  177,356
Operating income                                              17,656       16,878       10,962       19,845
Net income                                                     8,641        7,664        4,141       12,256
Basic earnings per share                                        0.89         0.79         0.43         1.26
Diluted earnings per share                                      0.74         0.66         0.38         1.03

                                                                    For the year ended June 30, 2005
                                                          --------------------------------------------------
                                                             First        Second       Third       Fourth
                                                            Quarter      Quarter      Quarter      Quarter
                                                          -----------  -----------  -----------  -----------
Revenues                                                  $  135,623   $  136,479   $  148,995   $  158,742
Operating income                                              16,732       13,783       11,539       15,040
Net income                                                     7,596        5,883        4,353        7,717
Basic earnings per share                                        0.75         0.58         0.44         0.79
Diluted earnings per share                                      0.65         0.51         0.40         0.67

Net income for the fourth quarter of fiscal 2005 included a one-time pretax charge of $5,458,000 resulting from the settlement of the MedVal arbitration (see Note 8).

NOTE 19 - GUARANTOR FINANCIAL INFORMATION

In April 2004, the Company issued $150,000,000 aggregate principal amount of 9.25% Senior Notes due 2014. The Senior Notes are unsecured obligations and rank pari passu in right of payment to all of the Company's existing and future senior unsecured indebtedness and senior in right of payment to all of the Company's existing and future subordinated indebtedness that expressly provides for its subordination to the Senior Notes. Effective April 28, 2006, the Senior Notes are fully and unconditionally guaranteed by substantially all of the Company's subsidiaries that guarantee the Company's Credit Facility (as defined in the First Indenture dated April 28, 2006 governing the Senior Notes). All prior periods have been restated to conform to this presentation.

The following consolidating condensed financial information presents the consolidating balance sheets as of June 30, 2006 and 2005, the related statements of operations and cash flows for the years ended June 30, 2006, 2005, and 2004. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor entities.

Investments in subsidiaries are accounted for by the Parent using the equity method of accounting. The guarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

               CONSOLIDATING CONDENSED BALANCE SHEETS

                                                            June 30, 2006
                                       ------------------------------------------------------

                                                       Guarantor                 Consolidated
(Dollar amounts in thousands)             Parent     Subsidiaries  Eliminations      Total
                                       ------------  ------------  ------------  ------------


        Assets
Current assets                         $    37,724   $   115,844   $   (21,545)  $   132,023
Fixed assets, net                           22,532        18,036             -        40,568
Goodwill                                         -       212,187             -       212,187
Intangible assets, net                         675        37,123             -        37,798
Other long-term assets                      10,205        10,247             -        20,452
Investment in subsidiaries                 308,919             -      (308,919)            -
                                       ------------  ------------  ------------  ------------
  Total assets                         $   380,055   $   393,437   $  (330,464)  $   443,028
                                       ============  ============  ============  ============

 Liabilities and Shareholders'
   (Deficit) Equity
Current liabilities                    $   149,958   $    75,891   $   (21,545)  $   204,304
Deferred income taxes                         (318)        7,238             -         6,920
Long-term debt                             237,984             -             -       237,984
Other long-term liabilities                  8,600         1,389             -         9,989
                                       ------------  ------------  ------------  ------------
  Total liabilities                        396,224        84,518       (21,545)      459,197
                                       ------------  ------------  ------------  ------------

Shareholders' (deficit) equity:
 Common stock                                  202             9            (9)          202
 Capital in excess of par value            187,991       278,751      (278,751)      187,991
 Retained earnings                          68,382        29,890       (29,890)       68,382
 Accumulated other comprehensive
  income                                       214           269          (269)          214
 Treasury stock                           (272,958)            -             -      (272,958)
                                       ------------  ------------  ------------  ------------
  Total shareholders' (deficit)
   equity                                  (16,169)      308,919      (308,919)      (16,169)
                                       ------------  ------------  ------------  ------------
  Total liabilities and
   shareholders' (deficit)
   equity                              $   380,055   $   393,437   $  (330,464)  $   443,028
                                       ============  ============  ============  ============

                         CONSOLIDATING CONDENSED BALANCE SHEETS

                                                           June 30, 2005
                                       ------------------------------------------------------
                                                      Guarantor                  Consolidated
(Dollar amounts in thousands)             Parent     Subsidiaries  Eliminations      Total
                                       ------------  ------------  ------------  ------------
              Assets
Current assets                         $    80,036   $    84,193   $   (17,202)  $   147,027
Fixed assets, net                           18,797        20,265             -        39,062
Goodwill                                         -       201,499             -       201,499
Intangible assets, net                       1,097        45,379             -        46,476
Other long-term assets                      10,991         2,107             -        13,098
Investment in subsidiaries                 275,213             -      (275,213)            -
                                       ------------  ------------  ------------  ------------
  Total assets                         $   386,134   $   353,443   $  (292,415)  $   447,162
                                       ============  ============  ===========   ============

 Liabilities and Shareholders'
         (Deficit) Equity
Current liabilities                    $   190,595   $    69,424   $   (17,202)  $   242,817
Deferred income taxes                        2,588         7,114             -         9,702
Long-term debt                             237,814             -             -       237,814
Other long-term liabilities                  3,565         1,692             -         5,257
                                       ------------  ------------  ------------  ------------
  Total liabilities                        434,562        78,230       (17,202)      495,590
                                       ------------  ------------  ------------  ------------

Shareholders' (deficit) equity:
 Common stock                                  197             9            (9)          197
 Capital in excess of par value            169,463       267,769      (267,769)      169,463
 Retained earnings                          35,680         7,551        (7,551)       35,680
 Accumulated other comprehensive
  loss                                        (148)         (116)          116          (148)
 Treasury stock                           (253,620)            -             -      (253,620)
                                       ------------  ------------  ------------  ------------
  Total shareholders' (deficit)
   equity                                  (48,428)      275,213      (275,213)      (48,428)
                                       ------------  ------------  ------------  ------------
  Total liabilities and
   shareholders' (deficit) equity      $   386,134   $   353,443   $  (292,415)  $   447,162
                                       ============  ============  ===========   ============

              CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS


                                                   For the year ended June 30, 2006
                                       ------------------------------------------------------
                                                      Guarantor                  Consolidated
(Dollar amounts in thousands)             Parent     Subsidiaries  Eliminations      Total
                                       ------------  ------------  ------------  ------------

Revenues                               $   389,867   $   290,013   $   (21,025)  $   658,855
Expenses:
 Marketing                                 214,566       118,913       (20,260)      313,219
 Operating                                  69,020        83,365          (765)      151,620
 General and administrative                 73,336        46,979             -       120,315
 Amortization of intangible assets             103         8,257             -         8,360
                                       ------------  ------------  ------------  ------------
Operating income                            32,842        32,499             -        65,341
Equity in income of subsidiaries            22,353             -       (22,353)            -
Interest (expense) income, net             (19,183)        2,403             -       (16,780)
Other income (expense), net                     13           (15)            -            (2)
                                       ------------  ------------  ------------  ------------
Income before income taxes                  36,025        34,887       (22,353)       48,559
Provision for income taxes                   3,323        12,534             -        15,857
                                       ------------  ------------  ------------  ------------

Net income                             $    32,702   $    22,353   $   (22,353)  $    32,702
                                       ============  ============  ============  ============



                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS


                                                   For the year ended June 30, 2005
                                       ------------------------------------------------------
                                                      Guarantor                  Consolidated
(Dollar amounts in thousands)             Parent     Subsidiaries  Eliminations      Total
                                       ------------  ------------  ------------  ------------

Revenues                               $   376,112   $   216,822   $   (13,095)  $   579,839
Expenses:
  Marketing                                202,429        94,441       (10,433)      286,437
  Operating                                 62,911        54,169        (2,662)      114,418
  General and administrative                62,839        45,392             -       108,231
  Charge for arbitration award               5,458             -             -         5,458
  Amortization of intangible assets            228         7,973             -         8,201
                                       ------------  ------------  ------------  ------------
Operating income                            42,247        14,847             -        57,094
Equity in income of subsidiaries            11,167             -       (11,167)            -
Interest (expense) income, net             (19,068)          263             -       (18,805)
Other income (expense), net                    (55)          707             -           652
                                       ------------  ------------  ------------  ------------
Income before income taxes                  34,291        15,817       (11,167)       38,941
Provision for income taxes                   8,742         4,650             -        13,392
                                       ------------  ------------  ------------  ------------

Net income                             $    25,549   $    11,167   $   (11,167)  $    25,549
                                       ============  ============  ============  ============

                CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS


                                                   For the year ended June 30, 2004
                                       ------------------------------------------------------
                                                      Guarantor                  Consolidated
(Dollar amounts in thousands)             Parent     Subsidiaries  Eliminations      Total
                                       ------------  ------------  ------------  ------------

Revenues                               $   395,074   $    95,205   $    (1,540)  $   488,739
Expenses:
  Marketing                                213,884        41,934             -       255,818
  Operating                                 69,222        24,150        (1,540)       91,832
  General and administrative                65,640        20,186             -        85,826
  Amortization of intangible assets              -         2,393             -         2,393
                                       ------------  ------------  ------------  ------------
Operating income                            46,328         6,542             -        52,870
Equity in income of subsidiaries             2,661             -        (2,661)            -
Interest expense, net                       (4,613)       (2,008)            -        (6,621)
Other income (expense), net                    447           (98)            -           349
                                       ------------  ------------  ------------  ------------
Income before income taxes                  44,823         4,436        (2,661)       46,598
Provision for income taxes                  16,863         1,775             -        18,638
                                       ------------  ------------  ------------  ------------

Net income                             $    27,960   $     2,661   $    (2,661)  $    27,960
                                       ============  ============  ============  ============


                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                                                   For the year ended June 30, 2006
                                       ------------------------------------------------------
                                                      Guarantor                  Consolidated
(Dollar amounts in thousands)             Parent     Subsidiaries  Eliminations      Total
                                       ------------  ------------  ------------  ------------

 Net cash provided by operating
  activities                           $    55,103   $     4,939   $   (22,353)  $    37,689

 Investing activities
  Acquisition of fixed assets              (11,629)       (6,152)            -       (17,781)
  Purchases of short-term
   investments                            (138,047)      (19,473)            -      (157,520)
  Sales of short-term investments          133,088         9,849             -       142,937
  Acquisitions of businesses,
   net of cash acquired                    (25,442)         (225)            -       (25,667)
  Other investments                        (22,353)            -        22,353             -
                                       ------------  ------------  ------------  ------------
 Net cash used in investing
  activities                               (64,383)      (16,001)       22,353       (58,031)
                                       ------------  ------------  ------------  ------------

 Financing activities
  Net proceeds from issuance of
   stock                                     8,636             -             -         8,636
  Excess tax benefit from
   stock-based compensation                  3,086             -             -         3,086
  Treasury stock purchases                 (19,338)            -             -       (19,338)
  Debt issuance costs                         (154)            -             -          (154)
  Payments of long-term obligations           (408)         (219)            -          (627)
                                       ------------  ------------  ------------  ------------
 Net cash used in financing
  activities                                (8,178)         (219)            -        (8,397)
                                       ------------  ------------  ------------  ------------
 Effect of exchange rate
  changes on cash and
  cash equivalents                               -           673             -           673
                                       ------------  ------------  ------------  ------------
 Net decrease in cash and
  cash equivalents                         (17,458)      (10,608)            -       (28,066)
 Cash and cash equivalents at
  beginning of year                         24,366        39,990             -        64,356
                                       ------------  ------------  ------------  ------------
 Cash and cash equivalents
  at end of year                       $     6,908   $    29,382   $         -   $    36,290
                                       ============  ============  ============  ============

              CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                                                   For the year ended June 30, 2005
                                       ------------------------------------------------------
                                                      Guarantor                  Consolidated
(Dollar amounts in thousands)             Parent     Subsidiaries  Eliminations      Total
                                       ------------  ------------  ------------  ------------
 Net cash provided by
  (used in) operating
  activities                           $   124,196   $   (80,718)  $   (11,167)  $    32,311

 Investing activities
  Acquisition of fixed assets               (6,418)       (4,588)            -       (11,006)
  Purchases of short-term
   investments                            (402,970)          340             -      (402,630)
  Sales of short-term investments          506,960           300             -       507,260
  Acquisitions of businesses,
   net of cash acquired                   (172,977)       95,740             -       (77,237)
  Other investments                        (11,167)            -        11,167             -
                                       ------------  ------------  ------------  ------------
 Net cash (used in) provided by
  investing activities                     (86,572)       91,792        11,167        16,387
                                       ------------  ------------  ------------  ------------

 Financing activities
  Net proceeds from issuance of
   stock                                    10,792             -             -        10,792
  Treasury stock purchases                 (41,131)            -             -       (41,131)
  Debt issuance costs                         (844)            -             -          (844)
  Payments of long-term obligations           (326)         (223)            -          (549)
                                       ------------  ------------  ------------  ------------
 Net cash used in financing
  activities                               (31,509)         (223)            -       (31,732)
                                       ------------  ------------  ------------  ------------
 Effect of exchange rate changes
  on cash and cash equivalents                   -           224             -           224
                                       ------------  ------------  ------------  ------------
 Net increase in cash and cash
  equivalents                                6,115        11,075             -        17,190
 Cash and cash equivalents at
  beginning of year                         18,251        28,915             -        47,166
                                       ------------  ------------  ------------  ------------
 Cash and cash equivalents at
  end of year                          $    24,366   $    39,990   $         -   $    64,356
                                       ============  ============  ============  ============



                CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS

                                             For the year ended June 30, 2004
                                       ------------------------------------------------------
                                                      Guarantor                  Consolidated
(Dollar amounts in thousands)             Parent     Subsidiaries  Eliminations      Total
                                       ------------  ------------  ------------  ------------
 Net cash (used in)
  provided by operating
  activities                           $   (55,030)  $   105,639   $    (2,661)  $    47,948

 Investing activities
  Acquisition of fixed assets               (5,599)       (1,458)            -        (7,057)
  Purchases of short-term
   investments                            (650,750)            -             -      (650,750)
  Sales of short-term investments          535,770             -             -       535,770
  Acquisitions of businesses,
   net of cash acquired                          -      (114,916)            -      (114,916)
  Investment in subsidiaries               (22,109)       19,448         2,661             -
                                       ------------  ------------  ------------  ------------
 Net cash used in investing
  activities                              (142,688)      (96,926)        2,661      (236,953)
                                       ------------  ------------  ------------  ------------

 Financing activities
  Net proceeds from issuance of
   stock                                    33,644             -             -        33,644
  Treasury stock purchases                 (94,207)            -             -       (94,207)
  Net proceeds from issuance of
   debt                                    229,825             -             -       229,825
  Payments of long-term obligations           (188)         (265)            -          (453)
                                       ------------  ------------  ------------  ------------
 Net cash provided by (used in)
  financing activities                     169,074          (265)            -       168,809
                                       ------------  ------------  ------------  ------------
 Effect of exchange rate
  changes on cash and
  cash equivalents                               -           102             -           102
                                       ------------  ------------  ------------  ------------
 Net (decrease) increase
  in cash and cash
  equivalents                              (28,644)        8,550             -       (20,094)
 Cash and cash equivalents at
  beginning of year                         46,895        20,365             -        67,260
                                       ------------  ------------  ------------  ------------
 Cash and cash equivalents at
  end of year                          $    18,251   $    28,915   $         -   $    47,166
                                       ============  ============  ============  ============

                                               Vertrue Incorporated
                                 Schedule II - Valuation and Qualifying Accounts
                                                  (in thousands)


(Dollar amounts in thousands)             Balance at    Charged to       Charged to                       Balance at
                                         beginning of    Costs and     Other Accounts     Deductions        End of
Description                                 Period       Expenses         Describe         Describe         Period
-----------                              ------------   -----------    --------------     -----------     -----------
 For the year ended June 30, 2006
 Allowance for membership cancellations  $    11,232    $        -     $      94,210 (A)  $   96,152 (B)       9,290
 Allowance for notes receivable                  825         3,022                 -               -           3,847


 For the year ended June 30, 2005
 Allowance for membership cancellations       14,156             -           122,886 (A)     125,810 (B)      11,232
 Allowance for notes receivable                    -           825                 -               -             825


 For the year ended June 30, 2004
 Allowance for membership cancellations       20,934             -           183,086 (A)     189,864 (B)      14,156



(A) Charged to deferred revenues account. Includes $240,000 added in connection with acquisitions in fiscal 2005.
(B)  Charges for refunds upon membership cancellations.