Form 10-Q
period 2006-09-30
VERTRUE INC
filed 2006-11-09
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934 for the quarterly period ended September 30, 2006
        or
        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934 for the transition period from        to      .
                                                            ------    -----

                           Commission File No. 0-21527

                              VERTRUE INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                         06-1276882
--------------------------                                    ----------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


20 Glover Avenue
Norwalk, Connecticut                                               06850
----------------------------------------                         ----------
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

Large accelerated filer [  ] Accelerated filer [  ]  Non-accelerated filer [ X ]


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [   ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,681,000 shares of Common Stock, $0.01 par value as of October 31, 2006.

                              VERTRUE INCORPORATED
                               INDEX TO FORM 10-Q


PART I.    FINANCIAL INFORMATION                                          PAGE

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 2006
           and June 30, 2006                                                 1

           Condensed Consolidated Statements of Operations for the Three
           Months Ended September 30, 2006 and 2005                          2

           Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended September 30, 2006 and 2005                          3

           Notes to Condensed Consolidated Financial Statements              4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              15

           Forward Looking Statements                                       23

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       24

Item 4.    Controls and Procedures                                          24

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                25

Item 1A.   Risk Factors                                                     25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      25

Item 6.    Exhibits                                                         25

Signatures                                                                  26

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                              VERTRUE INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                                     September 30,      June 30,
                                                                                         2006             2006
                                                                                     -------------   --------------
                                       Assets
Current assets:
 Cash and cash equivalents                                                            $    49,109     $     36,290
 Restricted cash                                                                            2,079            2,699
 Short-term investments                                                                     7,553           31,798
 Accounts and notes receivable, net                                                        27,385           21,014
 Prepaid expenses                                                                           6,175            9,053
 Deferred marketing costs                                                                  24,867           26,463
 Other current assets                                                                       5,256            4,706
                                                                                     -------------   --------------
     Total current assets                                                                 122,424          132,023
Fixed assets, net                                                                          43,928           40,568
Goodwill                                                                                  214,529          212,187
Intangible assets, net                                                                     37,019           37,798
Other long-term assets                                                                     23,637           20,452
                                                                                     -------------   --------------
     Total assets                                                                     $   441,537     $    443,028
                                                                                     =============   ==============

                       Liabilities and Shareholders' Deficit
Current liabilities:
  Current maturities of long-term obligations                                         $       773     $        762
  Accounts payable                                                                         41,164           42,281
  Accrued liabilities                                                                      65,805           64,602
  Deferred revenues                                                                        77,869           84,972
  Deferred income taxes                                                                    12,093           11,687
                                                                                     -------------   --------------
     Total current liabilities                                                            197,704          204,304
Deferred income taxes                                                                       5,738            6,920
Long-term debt                                                                            238,028          237,984
Other long-term liabilities                                                                 9,232            9,989
                                                                                     -------------   --------------
     Total liabilities                                                                    450,702          459,197
                                                                                     -------------   --------------

Commitments and contingencies (Note 6)

Shareholders' deficit:
  Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued                 -                -
  Common stock, $0.01 par value -- 40,000 shares authorized;
      20,240 shares issued (20,168 shares at June 30, 2006)                                   202              202
  Capital in excess of par value                                                          191,024          187,991
  Retained earnings                                                                        75,058           68,382
  Accumulated other comprehensive income                                                      135              214
  Treasury stock, 10,581 shares at cost (10,518 shares at June 30, 2006)                 (275,584)        (272,958)
                                                                                     -------------   --------------
     Total shareholders' deficit                                                           (9,165)         (16,169)
                                                                                     -------------   --------------
     Total liabilities and shareholders' deficit                                      $   441,537     $    443,028
                                                                                     =============   ==============

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERTRUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                            For the three months ended
                                                                    September 30,
                                                            ----------------------------
                                                                2006           2005
                                                            -------------  -------------

Revenues                                                     $   177,346    $   157,528

Expenses:
   Marketing                                                      87,383         73,899
   Operating                                                      42,210         35,083
   General and administrative                                     31,762         28,454
   Amortization of intangible assets                               2,039          2,436
                                                            -------------  -------------

Operating income                                                  13,952         17,656
Interest income                                                    1,496            635
Interest expense                                                  (5,114)        (5,089)
Other income (expense), net                                          195            (44)
                                                            -------------  -------------

Income before income taxes                                        10,529         13,158
Provision for income taxes                                         3,853          4,517
                                                            -------------  -------------

Net income                                                   $     6,676    $     8,641
                                                            =============  =============

Earnings per share:
   Basic                                                     $      0.69    $      0.89
                                                            =============  =============
   Diluted                                                   $      0.59    $      0.74
                                                            =============  =============

Weighted average common shares used in earnings per share
calculations:
   Basic                                                           9,668          9,714
                                                            =============  =============
   Diluted                                                        12,733         12,783
                                                            =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERTRUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                  Three months ended
                                                                                     September 30,
                                                                              ---------------------------
                                                                                  2006           2005
                                                                              ------------   ------------
Operating activities
  Net income                                                                   $    6,676     $    8,641
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Change in deferred revenues                                                    (7,799)        (9,580)
    Change in deferred marketing costs                                              1,614          3,990
    Depreciation and amortization                                                   6,357          6,578
    Stock-based compensation                                                        1,185          1,106
    Deferred and other income taxes                                                  (774)          (209)
    Excess tax benefit from stock-based compensation                                 (434)          (351)
    Other                                                                             183            (26)

  Changes in assets and liabilities:
    Restricted cash                                                                   620            327
    Accounts and notes receivable                                                  (7,492)        (1,359)
    Prepaid expenses                                                                3,068         (1,124)
    Other assets                                                                     (577)          (633)
    Accounts payable                                                               (1,117)       (10,313)
    Accrued and other liabilities                                                    (642)         3,117
                                                                              ------------   ------------
Net cash provided by operating activities                                             868            164
                                                                              ------------   ------------

Investing activities
  Acquisition of fixed assets                                                      (2,504)        (1,816)
  Purchases of short-term investments                                              (9,000)       (16,325)
  Sales of short-term investments                                                  33,219         29,636
  Acquisitions of businesses, net of cash acquired, and other investments          (8,787)          (103)
                                                                              ------------   ------------
Net cash provided by investing activities                                          12,928         11,392
                                                                              ------------   ------------

Financing activities
  Net proceeds from issuance of stock                                               1,414          1,620
  Excess tax benefit from stock-based compensation                                    434            351
  Treasury stock purchases                                                         (2,626)        (1,747)
  Debt issuance costs                                                                 (60)             -
  Payments of long-term obligations                                                   (68)          (182)
                                                                              ------------   ------------
Net cash (used in) provided by financing activities                                  (906)            42
                                                                              ------------   ------------
Effect of exchange rate changes on cash and cash equivalents                          (71)           281
                                                                              ------------   ------------
Net increase in cash and cash equivalents                                          12,819         11,879
Cash and cash equivalents at beginning of period                                   36,290         64,356
                                                                              ------------   ------------
Cash and cash equivalents at end of period                                     $   49,109     $   76,235
                                                                              ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS
Vertrue Incorporated is a premier internet marketing services company. We operate a diverse group of marketing businesses that share a unified mission: to provide every consumer with access to savings and services that improve their daily lives. Our members and customers have access to direct-to-consumer savings across our five vertical markets of healthcare, personal property, security/insurance, discounts, and personals, which are all offered online through a set of diverse marketing channels. Throughout this report, we refer to Vertrue Incorporated and its subsidiaries as the "Company", "we", "us", or "our".

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities as required by Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." All significant intercompany accounts and transactions have been eliminated. Such statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE
As of September 30, 2006 and June 30, 2006, we recorded accounts receivable of $18.0 million and $14.0 million, respectively, in accounts and notes receivable, net. As of September 30, 2006 and June 30, 2006, we recorded notes receivable of $9.4 million and $7.0 million, respectively, in accounts and notes receivable, net and $12.9 million and $9.9 million, respectively, in other long-term assets.

We estimate an allowance for accounts and notes receivable based on an aging analysis, customer credit evaluations, collection history, and any specific, known troubled accounts. As of September 30, 2006 and June 30, 2006, we recorded $0.1 million of allowances for uncollectible accounts. As of September 30, 2006 and June 30, 2006, we recorded $5.3 million and $3.8 million, respectively, of allowances for uncollectible notes.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of goodwill and other intangible assets are as follows:

                                               September 30, 2006              June 30, 2006
                                          ----------------------------  ----------------------------
                                              Gross                         Gross
                                             Carrying     Accumulated      Carrying     Accumulated
(Dollar amounts in thousands)                 Amount      Amortization      Amount      Amortization
                                          -------------  -------------  -------------  -------------
Membership and client relationships        $    41,315    $    23,527    $    40,215    $    21,881
Trade names                                     21,859          3,477         21,859          3,114
Other                                            1,664          1,478          1,504          1,448
                                          -------------  -------------  -------------  -------------
     Total amortizable intangible assets   $    64,838    $    28,482    $    63,578    $    26,443
                                          -------------  -------------  -------------  -------------
     Amortizable intangible assets, net    $    36,356                   $    37,135
                                          =============                 =============

                                                        September 30,      June 30,
(Dollar amounts in thousands)                               2006             2006
                                                        -------------    -------------
Goodwill                                                 $   214,529      $   212,187
Intangible asset related to minimum pension liability            663              663

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Future intangible amortization expense for the next five years is estimated to be as follows:

(Dollar amounts in thousands)
Fiscal Year
Remainder of 2007                  $     5,703
2008                                     4,813
2009                                     4,300
2010                                     3,170
2011                                     3,099

Changes in the carrying amount of goodwill by segment during the three months ended September 30, 2006 were as follows:

                                           Marketing                Management
(Dollar amounts in thousands)               Services    Personals    Services       Total
                                          -----------  -----------  -----------  -----------
Balance at beginning of period             $  96,432    $  81,508    $  34,247    $ 212,187
Acquisition                                        -        2,342            -        2,342
                                          -----------  -----------  -----------  -----------
Balance at end of period                   $  96,432    $  83,850    $  34,247    $ 214,529
                                          ===========  ===========  ===========  ===========

We acquired Mobile Lifestyles, Inc., an online provider of a variety of text alerts (i.e. daily horoscopes, jokes and relationship advice) and unlimited ringtones during the first quarter of fiscal 2007. In connection with this acquisition, we recorded goodwill of $2.3 million and intangible assets of $1.3 million. The net assets and results of operations of Mobile Lifestyles have been included in our Personals segment as of the date of acquisition.

NOTE 5 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities reported in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2006 and June 30, 2006 include an allowance for membership cancellations of $8.2 million and $9.3 million, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
We have an amended and restated senior secured credit facility dated as of March 17, 2006, which allows borrowings of up to $50.0 million. Borrowings under this senior secured credit facility accrue interest at the Eurodollar rate or Prime rate, plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of September 30, 2006. This credit facility matures on March 31, 2009.

Contingent payments related to acquisitions of up to $52.3 million may be paid if certain performance targets are achieved, including increasing levels of revenues and earnings. These contingent payments may be paid over the next two fiscal years. As of September 30, 2006, we had outstanding purchase obligations of $8.3 million primarily related to marketing agreements and contracts for our software, equipment, and services. In addition, we had commitments of $56.4 million related to existing operating leases.

Legal proceedings
In our opinion, there are no significant legal proceedings to which we or any of our subsidiaries are a party or to which any of our properties are subject. We are involved in lawsuits and claims generally incidental to our business, including but not limited to various suits, including previously disclosed suits, brought against us by individual consumers seeking monetary and/or injunctive relief relating to the marketing of our programs. In addition, from time to time in the regular course of our business, we receive inquiries from various federal and/or state regulatory authorities.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 7 - INCOME TAX EXPENSE
Income tax expense as a percentage of pre-tax income was 36.6% and 34.3% for the three months ended September 30, 2006 and 2005, respectively. The effective tax rate was higher than the U.S. statutory rate for the three months ended September 30, 2006 primarily due to state taxes and other non-deductible items offset by the favorable impact of foreign operations. The effective tax rate was lower than the U.S. statutory rate for the three months ended September 30, 2005 due to the tax benefit associated with the Lavalife Inc. acquisition.

We have open tax years in the U.S., Canada, and other jurisdictions. There are tax years that are not currently under examination by the applicable tax authorities but may be subject to examination in the future. The results of audits are inherently uncertain. We periodically evaluate the adequacy of our tax reserves, taking into account our open tax return positions and tax law changes. We believe that our tax reserves are appropriate. However, the final determination of tax audits could have a material effect on our results of operations, financial position, and cash flow.

NOTE 8 - EARNINGS PER SHARE
The table below reconciles the numerators and denominators used in the computations of basic and diluted earnings per share:

                                                                                    Three months ended
                                                                                        September 30,
                                                                                  ------------------------
(Dollar amount in thousands, except per share data)                                   2006         2005
                                                                                  -----------  -----------
Numerator:
Income available to common shareholders used in basic earnings per share           $   6,676    $   8,641
Add back interest expense on convertible securities, net of tax                          784          813
                                                                                  -----------  -----------
Income available to common shareholders after assumed conversion of dilutive
 securities                                                                        $   7,460    $   9,454
                                                                                  ===========  ===========

Denominator:
Weighted average number of common shares outstanding - basic                           9,668        9,714
Effect of dilutive securities:
    Convertible securities                                                             2,230        2,230
    Stock options                                                                        835          839
                                                                                  -----------  -----------
Weighted average number of common shares outstanding - diluted                        12,733       12,783
                                                                                  ===========  ===========

Basic earnings per share                                                           $    0.69    $    0.89
                                                                                  ===========  ===========
Diluted earnings per share                                                         $    0.59    $    0.74
                                                                                  ===========  ===========

The diluted earnings per common share calculations exclude the effect of potentially dilutive shares when their effect is antidilutive. Excluded from the diluted share calculation above for the three months ended September 30, 2006 and 2005 are incremental weighted average stock options of approximately 497,000 and 556,000, respectively.

NOTE 9 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

                                            Three months ended
                                               September 30,
                                         -------------------------
(Dollar amounts in thousands)                2006          2005
                                         -----------   -----------
Net income                                $   6,676     $   8,641
Unrealized hedging (loss) gain                  (10)          518
Currency translation adjustment                 (69)          240
                                         -----------   -----------
Comprehensive income                      $   6,597     $   9,399
                                         ===========   ===========

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 10 - BUSINESS SEGMENTS
The operating business segments reported below are our reportable business segments for which separate financial information is available and for which operating results are evaluated regularly by our executive management in assessing performance and deciding how to allocate capital and other resources. We have three reportable business segments: Marketing Services, Personals, and Management Services. The Marketing Services business segment primarily provides discounted products and services to consumers and generates recurring, membership-based revenue. The Personals business segment provides web, phone, and mobile-based personals services and primarily generates transaction-based revenue. The Management Services business segment provides advertising and practice management services to healthcare professionals throughout the United States. The Corporate business unit includes unallocated general corporate expenses.

Management evaluates the operating results of each reportable business segment based on revenue and Adjusted EBITDA. The following is a summary of revenues, Adjusted EBITDA, capital expenditures, depreciation and amortization, and assets by business segment:

                                             Three months ended
(Dollar amounts in thousands)                   September 30,
                                        ----------------------------
Revenues                                    2006           2005
                                        -------------  -------------
  Marketing Services                     $   140,835    $   131,848
  Personals                                   22,665         18,569
  Management Services                         14,008          7,191
  Intersegment                                  (162)           (80)
                                        -------------  -------------
    Total                                $   177,346    $   157,528
                                        =============  =============


Adjusted EBITDA (1)
  Marketing Services                     $    17,456    $    21,625
  Personals                                    2,040          2,230
  Management Services                          2,213            588
  Corporate                                   (7,876)        (6,079)
                                        -------------  -------------
    Total                                $    13,833    $    18,364
                                        =============  =============


Capital Expenditures (2)
  Marketing Services                     $     2,136    $     1,545
  Personals                                      209            253
  Management Services                            159             18
  Corporate                                        -              -
                                        -------------  -------------
    Total                                $     2,504    $     1,816
                                        =============  =============


Depreciation and Amortization
  Marketing Services                     $     2,808    $     3,270
  Personals                                    2,456          2,355
  Management Services                            641            399
  Corporate                                      161            274
                                        -------------  -------------
    Total                                $     6,066    $     6,298
                                        =============  =============

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


                                        September 30,    June 30,
Assets                                      2006           2006
                                        -------------  -------------
  Marketing Services                     $   224,376    $   214,083
  Personals                                  129,161        124,571
  Management Services                         70,367         62,730
  Corporate (3)                               17,633         41,644
                                        -------------  -------------
    Total                                $   441,537    $   443,028
                                        =============  =============

(1) Defined as net income excluding interest and other expense, net, provision for income taxes, depreciation and amortization and the changes in deferred revenue and deferred marketing costs. See reconciliations below.
(2) Management does not allocate capital expenditures to the Corporate business unit. However, the associated depreciation expense has been allocated for purposes of evaluating performance.
(3) Includes unallocated non-operating assets including short-term investments, debt issuance costs, and other.

The following tables reconcile Adjusted EBITDA to income before income taxes:

                                                   Three months ended September 30, 2006
                                      ---------------------------------------------------------------
(Dollar amounts in thousands)                       Marketing                 Management
                                         Total       Services    Personals     Services    Corporate
                                      -----------  -----------  -----------  -----------  -----------
Income before income taxes             $  10,529
Interest and other expense, net (1)        3,423
                                      -----------
Operating income (expense)             $  13,952    $  20,398    $    (380)   $   1,971    $  (8,037)
Depreciation and amortization              6,066        2,808        2,456          641          161
Change in deferred revenues               (7,799)      (7,364)         (36)        (399)           -
Change in deferred marketing costs         1,614        1,614            -            -            -
                                      -----------  -----------  -----------  -----------  -----------
Adjusted EBITDA                        $  13,833    $  17,456    $   2,040    $   2,213    $  (7,876)
                                      ===========  ===========  ===========  ===========  ===========

                                                   Three months ended September 30, 2005
                                      ---------------------------------------------------------------
                                                    Marketing                 Management
                                         Total       Services    Personals     Services    Corporate
                                      -----------  -----------  -----------  -----------  -----------
Income before income taxes             $  13,158
Interest and other expense, net (1)        4,498
                                      -----------
Operating income (expense)             $  17,656    $  23,699    $     (60)   $     370    $  (6,353)
Depreciation and amortization              6,298        3,270        2,355          399          274
Change in deferred revenues               (9,580)      (9,334)         (65)        (181)           -
Change in deferred marketing costs         3,990        3,990            -            -            -
                                      -----------  -----------  -----------  -----------  -----------
Adjusted EBITDA                        $  18,364    $  21,625    $   2,230    $     588    $  (6,079)
                                      ===========  ===========  ===========  ===========  ===========

(1)  Management does not allocate interest and other expense, net to the individual segments.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 11 - GUARANTOR FINANCIAL INFORMATION
In April 2004, we issued $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Senior Notes are unsecured obligations and rank pari passu in right of payment to all our existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness that expressly provides for its subordination to the Senior Notes. Effective April 28, 2006, the Senior Notes are fully and unconditionally guaranteed by substantially all of our subsidiaries that guarantee our Credit Facility (as defined in the First Indenture dated April 28, 2006 governing the Senior Notes). All prior periods have been restated to conform to this presentation.

The following condensed consolidating financial information presents the balance sheets as of September 30, 2006 and June 30, 2006 and the related statements of operations and cash flows for the three months ended September 30, 2006 and 2005. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor entities.

Investments in subsidiaries are accounted for by the Parent using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets

                                                                            September 30, 2006
                                                          ------------------------------------------------------
                                                                         Guarantor
(Dollar amounts in thousands)                                Parent     Subsidiaries  Eliminations     Total
                                                          ------------  ------------  ------------  ------------
                         Assets
Current assets                                             $   54,084    $  129,276    $  (60,936)   $  122,424
Fixed assets, net                                              22,080        21,848             -        43,928
Goodwill                                                            -       214,529             -       214,529
Intangible assets, net                                            666        36,353             -        37,019
Other long-term assets                                         10,348        13,289             -        23,637
Investment in subsidiaries                                    314,634             -      (314,634)            -
                                                          ------------  ------------  ------------  ------------
    Total assets                                           $  401,812    $  415,295    $ (375,570)   $  441,537
                                                          ============  ============  ============  ============

   Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                        $  165,957    $   92,683    $  (60,936)   $  197,704
Deferred income taxes                                            (983)        6,721             -         5,738
Long-term debt                                                238,028             -             -       238,028
Other long-term liabilities                                     7,975         1,257             -         9,232
                                                          ------------  ------------  ------------  ------------
    Total liabilities                                         410,977       100,661       (60,936)      450,702
                                                          ------------  ------------  ------------  ------------

Shareholders' (deficit) equity:
  Preferred stock                                                   -             -                           -
  Common stock                                                    202             3            (3)          202
  Capital in excess of par value                              191,024       278,758      (278,758)      191,024
  Retained earnings                                            75,058        35,664       (35,664)       75,058
  Accumulated other comprehensive income                          135           209          (209)          135
  Treasury stock                                             (275,584)            -             -      (275,584)
                                                          ------------  ------------  ------------  ------------
    Total shareholders' (deficit) equity                       (9,165)      314,634      (314,634)       (9,165)
                                                          ------------  ------------  ------------  ------------
    Total liabilities and shareholders' (deficit) equity   $  401,812    $  415,295    $ (375,570)   $  441,537
                                                          ============  ============  ============  ============

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Condensed Consolidating Balance Sheets

                                                                                   June 30, 2006
                                                              -------------------------------------------------------
                                                                              Guarantor
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
                                                               ============  ============  ============  ============

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Condensed Consolidating Statements of Operations

                                             For the three months ended September 30, 2006
                                       ----------------------------------------------------------
                                                        Guarantor
(Dollar amounts in thousands)             Parent      Subsidiaries   Eliminations       Total
                                       -------------  -------------  -------------  -------------

Revenues                                $   100,383    $    82,153     $   (5,190)   $   177,346
Expenses:
   Marketing                                 55,369         37,199         (5,185)        87,383
   Operating                                 19,207         23,008             (5)        42,210
   General and administrative                19,332         12,430              -         31,762
   Amortization of intangible assets              9          2,030              -          2,039
                                       -------------  -------------  -------------  -------------
Operating income                              6,466          7,486              -         13,952
Equity in income of subsidiaries              5,774              -         (5,774)             -
Interest (expense) income, net               (5,010)         1,392              -         (3,618)
Other income, net                                 -            195              -            195
                                       -------------  -------------  -------------  -------------
Income before income taxes                    7,230          9,073         (5,774)        10,529
Provision for income taxes                      554          3,299              -          3,853
                                       -------------  -------------  -------------  -------------

Net income                              $     6,676    $     5,774     $   (5,774)   $     6,676
                                       =============  =============  =============  =============

Condensed Consolidating Statements of Operations

                                               For the three months ended September 30, 2005
                                         ----------------------------------------------------------
                                                          Guarantor
(Dollar amounts in thousands)               Parent      Subsidiaries   Eliminations       Total
                                         -------------  -------------  -------------  -------------

Revenues                                  $    96,809    $    65,899    $    (5,180)   $   157,528
Expenses:
  Marketing                                    51,236         27,597         (4,934)        73,899
  Operating                                    17,275         18,054           (246)        35,083
  General and administrative                   16,794         11,660              -         28,454
  Amortization of intangible assets                76          2,360              -          2,436
                                         -------------  -------------  -------------  -------------
Operating income                               11,428          6,228              -         17,656
Equity in income of subsidiaries                4,134              -         (4,134)             -
Interest (expense) income, net                 (4,716)           262              -         (4,454)
Other income (expense), net                        24            (68)             -            (44)
                                         -------------  -------------  -------------  -------------
Income before income taxes                     10,870          6,422         (4,134)        13,158
Provision for income taxes                      2,229          2,288              -          4,517
                                         -------------  -------------  -------------  -------------

Net income                                $     8,641    $     4,134    $    (4,134)   $     8,641
                                         =============  =============  =============  =============

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Condensed Consolidating Statements of Cash Flows

                                                                    For the three months ended September 30, 2006
                                                             -----------------------------------------------------------
                                                                               Guarantor
(Dollar amounts in thousands)                                    Parent      Subsidiaries   Eliminations       Total
                                                              -------------  -------------  -------------  -------------
Net cash (used in) provided by operating activities            $    (1,824)   $     8,466    $    (5,774)   $       868

Investing activities
  Acquisition of fixed assets                                       (1,530)          (974)             -         (2,504)
  Purchases of short-term investments                               (9,000)             -              -         (9,000)
  Sales of short-term investments                                   33,224             (5)             -         33,219
  Acquisitions of businesses, net of cash acquired, and other
   investments                                                        (367)        (8,420)             -         (8,787)
  Other investments                                                 (5,774)             -          5,774              -
                                                              -------------  -------------  -------------  -------------
Net cash provided by (used in) investing activities                 16,553         (9,399)         5,774         12,928
                                                              -------------  -------------  -------------  -------------

Financing activities
  Net proceeds from issuance of stock                                1,414              -              -          1,414
  Excess tax benefit from stock-based compensation                     434              -              -            434
  Treasury stock purchases                                          (2,626)             -              -         (2,626)
  Debt issuance costs                                                  (60)             -              -            (60)
  Payments of long-term obligations                                    (68)             -              -            (68)
                                                              -------------  -------------  -------------  -------------
Net cash used in financing activities                                 (906)             -              -           (906)
                                                              -------------  -------------  -------------  -------------
Effect of exchange rate changes on cash and cash equivalents             -            (71)             -            (71)
                                                              -------------  -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents                13,823         (1,004)             -         12,819
Cash and cash equivalents at beginning of period                     6,908         29,382              -         36,290
                                                              -------------  -------------  -------------  -------------
Cash and cash equivalents at end of period                     $    20,731    $    28,378    $         -    $    49,109
                                                              =============  =============  =============  =============

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Condensed Consolidating Statements of Cash Flows

                                                                      Three months ended September 30, 2005
                                                              ------------------------------------------------------
                                                                             Guarantor
                                                                 Parent     Subsidiaries  Eliminations     Total
                                                              ------------  ------------  ------------  ------------
Net cash provided by (used in) operating activities            $    3,153    $    1,145    $   (4,134)   $      164

Investing activities
  Acquisition of fixed assets                                        (880)         (936)            -        (1,816)
  Purchases of short-term investments                             (16,325)            -             -       (16,325)
  Sales of short-term investments                                  29,527           109             -        29,636
  Acquisition of businesses, net of cash acquired,
   and other investments                                              (21)          (82)            -          (103)
  Investment in subsidiaries                                       (4,134)            -         4,134             -
                                                              ------------  ------------  ------------  ------------
Net cash provided by (used in) investing activities                 8,167          (909)        4,134        11,392
                                                              ------------  ------------  ------------  ------------

Financing activities
  Net proceeds from issuance of stock                               1,620             -             -         1,620
  Excess tax benefit from stock-based compensation                    351             -             -           351
  Treasury stock purchases                                         (1,747)            -             -        (1,747)
  Payments of long-term obligations                                   (85)          (97)            -          (182)
                                                              ------------  ------------  ------------  ------------
Net cash provided by (used in) financing activities                   139           (97)            -            42
                                                              ------------  ------------  ------------  ------------
Effect of exchange rate changes on cash and cash equivalents            -           281             -           281
                                                              ------------  ------------  ------------  ------------
Net increase in cash and cash equivalents                          11,459           420             -        11,879
Cash and cash equivalents at beginning of period                   24,366        39,990             -        64,356
                                                              ------------  ------------  ------------  ------------
Cash and cash equivalents at end of period                     $   35,825    $   40,410    $        -    $   76,235
                                                              ============  ============  ============  ============

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end (with limited exceptions). Under SFAS 158, we are required to recognize the funded status of our defined benefit postretirement plan and to provide the required disclosures as of the end of our fiscal 2007 year end. We do not expect the adoption of SFAS 158 to have a material effect on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for us beginning in fiscal 2009. We are currently evaluating the impact, if any, that SFAS 157 will have on our consolidated financial statements.

Also in September 2006, the Security Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires entities to quantify misstatements using both balance sheet and income statement approaches in evaluating whether or not a misstatement is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in tax positions and requires an entity to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning in our first quarter of fiscal 2008. We are currently evaluating the impact of FIN 48 on our financial statements.

                              VERTRUE INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

Vertrue Incorporated is a premier internet marketing services company. We operate a diverse group of marketing businesses that share a unified mission: to provide every consumer with access to savings and services that improve their daily lives. Our members and customers have access to direct-to-consumer savings across our five vertical markets of healthcare, personal property, security/insurance, discounts, and personals, which are all offered online through a set of diverse marketing channels. Throughout this report, we refer to Vertrue Incorporated and its subsidiaries as the "Company", "we", "us", or "our". We have three reportable business segments: Marketing Services, Personals, and Management Services.

The Marketing Services business segment primarily provides discounted products and services to consumers and generates recurring, membership-based revenue. The Marketing Services segment offers consumers a variety of products and services from selected vendors and service providers on a monthly or annual subscription basis or on a fee for service basis. Revenues are derived principally from recurring fees which are billed to the member on either a monthly or annual basis. In the case of annually billed membership fees, we receive full payment at or near the beginning of the membership period, but recognize the revenues as the member's refund privilege expires. Membership fees that are billed monthly are recognized when earned. Revenues derived from one-time fees are recognized when the service is performed.

The Personals business segment provides web, phone, and mobile-based personals services and primarily generates transaction-based revenue. The Personals segment primarily employs a transactional business model in which users buy non-refundable credits up front and spend those credits only when they want to interact with other customers. Personals revenues are recognized when the services are used. During the first quarter of fiscal 2007, we acquired Mobile Lifestyles, Inc., an online provider of a variety of text alerts (i.e. daily horoscopes, jokes and relationship advice) and unlimited ringtones. The net assets and results of operations of Mobile Lifestyles have been included in our Personals segment as of the date of acquisition.

The Management Services business segment provides advertising and practice management services to healthcare professionals throughout the United States. Our consultants assist consumers with locating nearby board certified physicians, schedule initial consultations, offer discounted fee schedules, and provide financing, if needed. Management Services revenues are recognized when the medical procedures performed by the healthcare professionals are complete.

The following discussion should be read in conjunction with Item 7, "Management's Discussion & Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 30, 2006, which describes, among other things, our critical accounting policies.

Adjusted EBITDA and EBITDA are used by our management to evaluate the performance of our business. Management evaluates the operating results of each reportable business segment based on Adjusted EBITDA. A discussion of Adjusted EBITDA can be found in "Liquidity and Capital Resources" in this report. A description and reconciliation of net income to EBITDA and Adjusted EBITDA are disclosed in "Reconciliation of Non-GAAP Measures" in this report.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


DISCUSSION OF RESULTS OF OPERATIONS

                                     Three months ended
                                        September 30,
                                   ----------------------  Increase/
(Dollars amounts in millions)         2006        2005     (Decrease)
                                   ----------  ----------  -----------
Revenues                            $  177.3    $  157.5       13%

Marketing expenses                      87.4        73.9       18%
Operating expenses                      42.2        35.1       20%
General and administrative expenses     31.8        28.5       12%
Amortization of intangible assets        2.0         2.4      (17%)
                                   ----------  ----------  -----------
Operating income                        13.9        17.6      (21%)
Interest income                          1.5         0.6      150%
Interest expense                        (5.1)       (5.1)      0%
Other income, net                        0.2           -       NM
                                   ----------  ----------  -----------

Income before income taxes              10.5        13.1      (20%)
Provision for income taxes               3.8         4.5      (16%)
                                   ----------  ----------  -----------

Net income                          $    6.7    $    8.6      (22%)
                                   ==========  ==========  ===========

EBITDA                              $   20.0    $   24.0      (17%)
                                   ==========  ==========  ===========

NM= Not Meaningful

                                             Three months ended
                                                September 30,
                                           ----------------------
Percentage of revenues:                       2006        2005
                                           ----------  ----------
   Marketing expenses                             49%         47%
   Operating expenses                             24%         22%
   General and administrative expenses            18%         18%
   Operating income                                8%         11%
   EBITDA                                         11%         15%

Effective tax rate                              36.6%       34.3%


Revenues
The table below shows revenue by payment plan and by reportable segment:

                                     Three months ended
                                       September 30,
                                   ----------------------  Increase/
(Dollars amounts in millions)         2006        2005     (Decrease)
                                   ----------  ----------  -----------
Monthly payment plans               $  103.1    $   83.1       24%
Annual payment plans                    29.4        40.7      (28%)
Other                                    8.2         8.0       3%
                                   ----------  ----------  -----------
  Total Marketing Services             140.7       131.8       7%
Personals                               22.6        18.5       22%
Management Services                     14.0         7.2       94%
                                   ----------  ----------  -----------
  Total                             $  177.3    $  157.5       13%
                                   ==========  ==========  ===========

Revenues increased $19.8 million in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. Net active retail members and customers increased 5% to 6.7 million at September 30, 2006 from 6.4 million at September 30, 2005.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


Marketing Services revenues increased $8.9 million primarily due to a $20.0 million increase in revenues from members enrolled in monthly payment plans partially offset by $11.3 million decrease in revenue from members enrolled in annual payment plans. Revenues from monthly payment plans increased primarily due to higher average monthly members billed, which grew 14% to 2.9 million, and higher average monthly member price point, which grew 9% to $11.77 for the first quarter of fiscal 2007 compared with the prior year period.(*) Revenues from members enrolled in annual payment plans continue to decrease due to the attrition of the annual renewal base and the continued shift to enrolling new members in monthly payment programs.

Personals revenues increased $4.1 million, or 22%, primarily due to the acquisition of Mobile Lifestyles during the first quarter of fiscal 2007. Excluding revenues from this acquisition, Personals revenues would have increased 3% primarily due to Lavalife's growing mobile dating business.

Management Services revenues increased $6.8 million primarily due to an increase in the number of procedures completed and an increase in the mix of higher priced procedures. These increases were due to the significant increase in financed transactions.

Operating Income and EBITDA
The table below shows operating income and EBITDA by reportable segment and our corporate unit that includes unallocated general corporate expenses:

                                     Operating Income                     EBITDA
                              ------------------------------- ------------------------------
                              Three months ended              Three months ended
                                 September 30,                   September 30,
                              -------------------  Increase/  ------------------- Increase/
(Dollars amounts in millions)     2006      2005   (Decrease)     2006      2005  (Decrease)
                              --------- ---------  ---------- --------- --------- ----------
Marketing Services             $  20.4   $  23.7      (14%)    $  23.2   $  27.0     (14%)
Personals                         (0.5)     (0.1)    (400%)        2.1       2.3     (9%)
Management Services                2.0       0.4      400%         2.6       0.8     225%
Corporate                         (8.0)     (6.4)     (25%)       (7.9)     (6.1)    (30%)
                              --------- ---------  ---------- --------- --------- ----------
Total Operating Income         $  13.9   $  17.6      (21%)    $  20.0   $  24.0     (17%)
                              ========= =========  ========== ========= ========= ==========

Operating income decreased $3.7 million and, as a percentage of revenues, was 8% during the first quarter of fiscal 2007 compared to 11% in the prior year period. EBITDA decreased $4.0 million in the first quarter of fiscal 2007 from the prior year period and, as a percentage of revenues, EBITDA was 11% this year versus 15% last year.

Marketing Services operating income decreased $3.3 million and, as a percentage of revenues, decreased to 14% from 18% in the prior year period. Marketing Services EBITDA decreased $3.8 million and, as a percentage of revenues, decreased to 16% from 20% in the prior year period. The decreases were primarily due to an increase in marketing expenses, which grew $8.0 million, and as a percentage of revenues were 52% this year compared to 49% last year, and were in line with our expected revenue growth. Marketing expenses as a percentage of revenues increased due to an increase in the level of marketing and an increase in the monthly acquisition costs per new billed member. The monthly acquisition cost per new billed member increased 24% to $44.81 from $36.28 in the prior year period. Monthly member acquisition costs represent the cost to acquire a new monthly member who has successfully billed and is not expected to cancel during the reported period. We expect the increase in the monthly acquisition cost per new billed member to be more than recovered by the monthly new member price point which increased $2.48 to $17.07 per month during the September 30, 2006 quarter. In addition, operating expenses increased $3.2 million and as a percentage of revenues were 21% this year compared to 20% last year. These increases were primarily due to the increased cost of servicing the higher member base.

Personals operating loss increased $0.4 million and, as a percentage of revenues, decreased to (2%) from (1%) in the prior year period. Personals EBITDA decreased $0.2 million and, as a percentage of revenues, decreased to 9% from 12% in the prior year period. The increase in operating loss and lower EBITDA were primarily due to higher marketing expenses related to promotion, advertising, and mobile-related expenses.

------------------------------

* During the first quarter of fiscal 2007, we changed the methodologies for calculating average monthly member price point and average monthly members billed. Prior periods have been restated to conform to this presentation.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


Management Services operating income increased $1.6 million, and as a percentage of revenue, increased to 14% from 6% in the prior year period. Management Services EBITDA increased $1.8 million and as a percentage of revenue, increased to 19% from 11% in the prior year period. These increases are primarily due to the growth in revenues related to the increase in financed transactions. Operating income and EBITDA increased at a greater rate than the increase in revenue due to the leveraging of overhead expenses.

Corporate operating loss increased $1.6 million and EBITDA decreased $1.8 million primarily due to higher employee and legal related expenses.

Interest Income
Interest income increased $0.9 million primarily due to the increase in financed transactions for the Management Services segment.

Provision for Income Taxes
The provision for income taxes decreased $0.7 million, or 16%, in the first quarter of fiscal 2007 compared to the prior year because of lower income before income taxes and was based on an effective tax rate of 36.6% versus 34.3% in the prior year quarter. The increase in the effective tax rate for the quarter is primarily due to the decrease in the U.S. tax benefit of the losses from certain foreign operations that can be used in the foreign jurisdiction without a U.S. tax cost.

The effective tax rate was lower than the U.S. statutory rate for the three months ended September 30, 2005 due to the tax benefit associated with the Lavalife acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash, cash equivalents, and short-term investments of $56.7 million in addition to our $50.0 million unused line of credit under our senior secured credit facility. We believe that existing cash, short-term investment balances, and funds available under our senior secured credit facility together with cash generated from operations will be sufficient to meet our funding requirements for the foreseeable future.

We believe it is useful to analyze the components of net cash provided by operating activities as follows: revenue before deferral, marketing costs before deferral, Adjusted EBITDA, and changes in assets and liabilities. For definitions and reconciliations of revenue before deferral, marketing costs before deferral, and Adjusted EBITDA, refer to the discussion in "Reconciliation of Non-GAAP Measures" in this report.

Net cash flow provided by operating activities is an important measure used to understand our liquidity. Net cash provided by operating activities increased to $0.9 million in the three months ended September 30, 2006 from $0.2 million in the three months ended September 30, 2005. The $0.7 million increase in operating cash flow was primarily due to a $3.9 million improvement in the impact of changes in assets and liabilities and a $1.1 million increase in interest and other expense, net, partially offset by a $4.6 million decrease in Adjusted EBITDA.

                                        Adjusted EBITDA
                                --------------------------------
                                 Three months ended
                                    September 30,
                                --------------------  Increase/
(Dollars amounts in millions)       2006       2005   (Decrease)
                                ---------  ---------  ----------
Marketing Services               $  17.5    $  21.7     (19%)
Personals                            2.0        2.2      (9%)
Management Services                  2.2        0.6      267%
Corporate                           (7.9)      (6.1)    (30%)
                                ---------  ---------  ----------
   Total                         $  13.8    $  18.4     (25%)
                                =========  =========  ==========

Marketing Services Adjusted EBITDA decreased $4.2 million and as a percentage of revenue before deferral, decreased to 13% from 18% in the prior year period. The decreases were due to an increase in the level of marketing and an increase in the monthly acquisition costs per new billed member, as discussed above. In

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


addition, operating expenses increased $3.2 million and as a percentage of revenues before deferral were 22% this year compared to 21% last year primarily due to the increased cost of servicing the higher member base discussed above.

Personals Adjusted EBITDA decreased $0.2 million and as a percentage of revenue before deferral, decreased to 9% from 12% in the prior year period. These decreases were primarily due to higher marketing expenses related to promotion, advertising, and mobile-related expenses discussed above.

Management Services Adjusted EBITDA increased $1.6 million and as a percentage of revenue before deferral, increased to 16% from 9% in the prior year period primarily due to the leveraging of overhead expenses as revenues increased.

Corporate Adjusted EBITDA decreased $1.8 million primarily due to higher employee and legal related expenses.

In the first quarter of fiscal 2007, cash used from changes in assets and liabilities was $6.1 million compared to $10.0 million in the prior year period. The decrease in the cash used from changes in assets and liabilities was primarily due to the timing of trade payables and prepaid expenses, partially offset by an increase in notes receivable. The increase in notes receivable is related to the increase in procedures completed that are being financed.

In the first quarter of fiscal 2007, capital expenditures increased to $2.5 million from $1.8 million in the prior year period. Free cash flow, defined as operating cash flow less capital expenditures, remained flat at $(1.6) million for both periods.

In the first quarter of fiscal 2007, net cash provided by investing activities increased $1.5 million from the prior year period. Net cash provided by investing activities in the first quarter fiscal 2007 reflected $24.2 million net sales of short-term investments partially offset by $8.8 million used in connection with our recent acquisition and other investments. Net cash provided by investing activities in the first quarter fiscal 2006 reflected $13.3 million of net proceeds from sales of short-term investments.

In the first quarter of fiscal 2007, net cash used in financing activities decreased $0.9 million from the prior year period. Net cash used in financing activities in the first quarter fiscal 2007 reflected the use of $2.6 million to repurchase our common stock, which was partially offset by $1.4 million of proceeds from the exercise of stock options and $0.4 million of excess tax benefit from stock-based compensation. Net cash provided by financing activities in the first quarter of fiscal 2006 reflected the use of $1.7 million to repurchase our common stock, which was offset by proceeds from the exercise of stock options of $1.6 million and $0.4 million of excess tax benefits from stock-based compensation.

Credit Facility
We have an amended and restated senior secured credit facility dated as of March 17, 2006, which allows borrowings of up to $50.0 million. Borrowings under this senior secured credit facility accrue interest at the Eurodollar rate or the Prime rate, plus an applicable margin. As of September 30, 2006, the base interest rate for borrowings under this credit facility was 8.5%. There were no borrowings outstanding under this credit facility as of September 30, 2006. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on borrowings, and potential restrictions on additional stock repurchases. As of September 30, 2006, we were in compliance with all such debt covenants. The senior secured credit facility matures on March 31, 2009.

Stock Repurchase Program
In the first quarter of fiscal 2007, we purchased 62,600 shares of our common stock for $2.6 million at an average price of $41.92 per share, compared to 49,900 shares for $1.7 million at an average price of $35.01 per share in the prior year period. We use existing cash and cash from operations and stock issuances to repurchase these shares. In July 2006, our Board of Directors authorized the additional repurchase of up to a 1.0 million shares of our common stock. As of September 30, 2006, we had approximately 1.3 million shares available for repurchase under our stock repurchase program.

Other
We expect to incur capital expenditures of $8.0 million in fiscal 2007. In addition, contingent payments related to acquisitions of up to $52.3 million may be paid if certain performance targets are achieved, including increasing levels of revenues and earnings. These contingent payments may be paid over the next two fiscal years.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


RECONCILIATION OF NON-GAAP MEASURES

We believe that revenues before deferral and marketing costs before deferral are important measures of liquidity and are significant factors in understanding our operating cash flow trends. These measures are not a substitute for or superior to revenues and marketing expenses determined in accordance with generally accepted accounting principles ("GAAP"). These non-GAAP measures are used by management and our investors to understand the liquidity trends of our marketing margins related to current period operations which are reflected within the operating cash flow section of the cash flow statement. GAAP revenues and marketing expenses are important measures used to understand the marketing margins earned during the period in the income statement. However, in order to understand our operating cash flow, it is important to understand the primary current period drivers of that cash flow. Two of the primary indicators of operating liquidity for the period are revenues before deferral and marketing costs before deferral. Revenues before deferral are revenues before the application of the Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104") and represent the revenues billed during the current reporting period less an allowance for membership cancellations. That is, revenues before deferral for a reporting period include membership fees received in the current reporting period that will be recorded as GAAP revenues in future reporting periods and exclude membership fees received in prior reporting periods that are recorded as GAAP revenues in the current reporting period. Marketing costs before deferral are marketing costs before the application of SAB 104 and the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs," and represent marketing costs paid or accrued during the current reporting period. Marketing costs before deferral for a reporting period include costs paid or accrued in the current reporting period that will be recorded as GAAP marketing expenses in future reporting periods and exclude marketing expenses paid or accrued in prior reporting periods that are recorded as GAAP marketing expenses in the current reporting period. Neither revenues before deferral nor marketing costs before deferral exclude charges or liabilities that will require future cash settlement.

Revenues before deferral are calculated as follows:

                                         Three months ended
                                           September 30,
                                      ------------------------
(Dollars amounts in millions)            2006          2005
                                      ----------    ----------
Revenues                               $  177.3      $  157.5
Change in deferred revenues                (7.8)         (9.6)
                                      ----------    ----------
Revenues before deferral               $  169.5      $  147.9
                                      ==========    ==========

Marketing costs before deferral are calculated as follows:

                                         Three months ended
                                           September 30,
                                      ------------------------
(Dollars amounts in millions)            2006          2005
                                      ----------    ----------
Marketing expenses                     $   87.4      $   73.9
Change in deferred marketing costs         (1.6)         (4.0)
                                      ----------    ----------
Marketing costs before deferral        $   85.8      $   69.9
                                      ==========    ==========

EBITDA is calculated as net income excluding interest and other expense, taxes, depreciation, and amortization. Adjusted EBITDA is calculated as EBITDA before the deferral of revenues and the deferral of marketing costs.

We use EBITDA and Adjusted EBITDA to evaluate the overall performance of our business and to measure that performance compared with internal budgets. Additionally, we use Adjusted EBITDA as our primary measure to allocate capital and other resources to our operating segments and assess the operating performance of those segments (See Note 10 to the condensed consolidated financial statements in Item 1 of this report). Adjusted EBITDA is also one of the measures used to determine compensation under our management incentive plans.

Adjusted EBITDA is useful to our investors and us because it provides insight into the current period cash operating results. Adjusted EBITDA is reconciled to net cash provided by operating activities because we believe that it is the most directly comparable GAAP liquidity measure. We also use Adjusted EBITDA as the

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


primary performance measure of the business both on an overall company basis as well as for our operating segments. Adjusted EBITDA is reconciled to net income because we believe it is the most directly comparable GAAP performance measure.

EBITDA is useful to our investors and us because it eliminates the effects of interest and other expense, income taxes, non-cash depreciation of tangible assets, and non-cash amortization of intangible assets. EBITDA is calculated using as reported revenues and marketing expenses. EBITDA is reconciled to net income because we believe that it is the most directly comparable GAAP measure.

The usefulness of Adjusted EBITDA and EBITDA is limited as compared to net cash provided by operating activities or net income since Adjusted EBITDA and EBITDA do not reflect the periodic amortization of certain capitalized tangible and intangible assets used in generating revenues in our businesses, since they do not reflect net income earned for GAAP reporting purposes, and since they exclude the effects of interest and taxes. Additionally, Adjusted EBITDA and EBITDA exclude the impact of working capital changes.

Adjusted EBITDA and EBITDA should not be considered a substitute for or superior to, operating income, net income, net cash from operating activities, or other measures of financial performance and liquidity determined in accordance with GAAP.

The following table reconciles net cash provided by operating activities to Adjusted EBITDA:

                                                       Three months ended
                                                         September 30,
                                                       ------------------
(Dollars amounts in millions)                            2006      2005
                                                       --------  --------
Net cash provided by operating activities               $  0.9    $  0.2
Changes in assets and liabilities (use of cash)            6.1      10.0
Interest and other expense, net (to be paid in cash)       3.1       4.2
Taxes                                                      5.1       5.1
Stock compensation expense                                (1.2)     (1.1)
Other                                                     (0.2)        -
                                                       --------  --------
Adjusted EBITDA                                         $ 13.8    $ 18.4
                                                       ========  ========

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


The following tables reconcile net income to EBITDA and Adjusted EBITDA:

                                            Three months ended September 30, 2006
                                    ------------------------------------------------------
(Dollars amounts in millions)                  Marketing             Management
                                      Total     Services  Personals   Services  Corporate
                                    ---------- ---------- ---------- ---------- ----------
Net income                           $    6.7
Interest and other expense, net (1)       3.4
Provision for income taxes (1)            3.8
                                    ----------
Operating income (expense)           $   13.9   $   20.4   $   (0.5)  $    2.0   $   (8.0)
Depreciation and amortization             6.1        2.8        2.6        0.6        0.1
                                    ---------- ---------- ---------- ---------- ----------
EBITDA                                   20.0       23.2        2.1        2.6       (7.9)
Change in deferred revenues              (7.8)      (7.3)      (0.1)      (0.4)         -
Change in deferred marketing costs        1.6        1.6          -          -          -
                                    ---------- ---------- ---------- ---------- ----------
Adjusted EBITDA                      $   13.8   $   17.5   $    2.0   $    2.2   $   (7.9)
                                    ========== ========== ========== ========== ==========

                                            Three months ended September 30, 2005
                                    ------------------------------------------------------
(Dollars amounts in millions)                  Marketing             Management
                                      Total     Services  Personals   Services  Corporate
                                    ---------- ---------- ---------- ---------- ----------
Net income                           $    8.6
Interest and other expense, net (1)       4.5
Provision for income taxes (1)            4.5
                                    ----------
Operating income (expense)           $   17.6   $   23.7   $   (0.1)  $    0.4   $   (6.4)
Depreciation and amortization             6.4        3.3        2.4        0.4        0.3
                                    ---------- ---------- ---------- ---------- ----------
EBITDA                                   24.0       27.0        2.3        0.8       (6.1)
Change in deferred revenues              (9.6)      (9.3)      (0.1)      (0.2)         -
Change in deferred marketing costs        4.0        4.0          -          -          -
                                    ---------- ---------- ---------- ---------- ----------
Adjusted EBITDA                      $   18.4   $   21.7   $    2.2   $    0.6   $   (6.1)
                                    ========== ========== ========== ========== ==========

(1) Management does not allocate interest and other expense, net nor does it allocate provision for income taxes to the individual segments.

Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow is important because it represents the cash that is available to us to pursue opportunities that enhance shareholder value, such as make acquisitions, reduce debt, and develop new products. The following table reconciles operating cash flow to free cash flow:

                                            Three months ended
                                              September 30,
                                           --------------------
(Dollars amounts in millions)                 2006       2005
                                           ---------  ---------
Net cash provided by operating activities   $   0.9    $   0.2
Capital expenditures                           (2.5)      (1.8)
                                           ---------  ---------
Free cash flow                              $  (1.6)   $  (1.6)
                                           =========  =========

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


COMMITMENTS

Future minimum payments of contractual obligations as of September 30, 2006 are as follows:

                                                   Payments Due by Period
                               ---------------------------------------------------------------
(Dollars amounts in millions)               Less than 1                             After 5
                                  Total         year     1 - 3 years  3 - 5 years     years
                               -----------  -----------  -----------  -----------  -----------
Operating leases                $    56.4    $     9.3    $    18.4    $    12.5    $    16.2
Capital leases                        1.1          0.8          0.3            -            -
Long-term debt                      240.0            -            -         90.0        150.0
Purchase obligations                  8.3          8.3            -            -            -
Other (1)                           191.7         62.3         48.0         35.5         45.9
                               -----------  -----------  -----------  -----------  -----------
Total payments due              $   497.5    $    80.7    $    66.7    $   138.0    $   212.1
                               ===========  ===========  ===========  ===========  ===========

(1) Includes interest payments on long-term debt, pension obligations, and expected contingent payments related to acquisitions.

CRITICAL ACCOUNTING POLICIES

There were no material changes in our critical accounting policies during the first quarter of fiscal 2007. For further information on our critical accounting policies, please refer to the discussion contained in the management's discussion and analysis section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward looking statements that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and our management's beliefs and assumptions. These forward looking statements include statements that do not relate solely to historical or current facts and can be identified by the use of words such as "believe," "expect," "estimate," "project," "continue," or "anticipate." These forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are intended to qualify for the safe harbor provisions from liability provided by the Private Securities Litigation Reform Act of 1995.

Forward looking statements are not guarantees of future performance and are based on many assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that may change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. Factors that could cause these differences include, but are not limited to, those set forth under
Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

                              VERTRUE INCORPORATED


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

We are exposed to potential loss from exposure to market risks represented principally by changes in interest rates and foreign exchange rates. There were no material changes in our market risk during the first quarter of fiscal 2007. For additional information, please refer to Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 4.  Controls and Procedures
         -----------------------

Evaluation of disclosure controls and procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. The Company's disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries that is required to be disclosed in its reports under the Exchange Act is accumulated, communicated to the Chief Executive Officer and Chief Financial Officer and disclosed appropriately and timely in its reports under the Exchange Act.

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

Changes in internal control over financial reporting
During the first quarter of fiscal 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.   Risk Factors
           ------------

Information regarding risk factors is included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There were no material changes in risk factors during the first quarter of fiscal 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

The following table summarizes the shares of the Company's equity securities purchased by or on behalf of the Company:

                                                                                               Maximum
                                                                                              Number of
                                                                       Total Number of     Shares that May
                                            Total                      Shares Purchased        Yet be
                                          Number of   Average Price  as Part of Publicly   Purchased Under
                                            Shares        Paid         Announced Plans        the Plans
Period                                    Purchased     per Share      or Programs (1)       or Programs
------                                   -----------  -------------  -------------------  ----------------
July 1, 2006 to July 31, 2006                     -    $         -                    -         1,327,000
August 1, 2006 to August 31, 2006            20,700          43.52               20,700         1,306,300
September 1, 2006 to September 30, 2006      41,900          41.13               41,900         1,264,400
                                         -----------  -------------  -------------------  ----------------
    Total                                    62,600    $     41.92               62,600         1,264,400
                                         ===========  =============  ===================  ================

(1) In July 2006, our Board of Directors authorized an additional 1,000,000 shares, no expiration date, to be purchased under our stock repurchase program originally authorized during fiscal 1997. There are 264,400 shares remaining authorized under the Board of Directors approval from October 2004.

Item 6.  Exhibits
         --------

  10.1   Executive Termination Benefits Policy.
  31.1   Rule 13a-14(a) CEO Certification.
  31.2   Rule 13a-14(a) CFO Certification.
  32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              VERTRUE INCORPORATED
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 VERTRUE INCORPORATED
                                 (Registrant)


     Date:  November 9, 2006     By: /s/ Gary A. Johnson
                                 ---------------------------------
                                 Gary A. Johnson, President, Chief
                                 Executive Officer and Director


     Date:  November 9, 2006     By: /s/ James B. Duffy
                                 ---------------------------------
                                 James B. Duffy, Executive Vice President, Chief
                                 Operating Officer, and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)