Form 10-Q
period 2006-12-31
VERTRUE INC
filed 2007-02-09
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  X    Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities
-----  Exchange  Act of 1934 for the  quarterly  period  ended December 31, 2006
       or
-----  Transition  report  pursuant to Section 13 or 15(d) of the  Securities
       Exchange  Act of 1934 for the  transition  period from       to        .
                                                             -------   -------

                           Commission File No. 0-21527

                              VERTRUE INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                            06-1276882
------------------------                                        ----------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)


20 Glover Avenue
Norwalk, Connecticut                                                    06850
---------------------------------------                         ----------------
(Address of principal executive offices)                              (Zip Code)


                                 (203) 324-7635
                    -----------------------------------------
                         (Registrant's telephone number,
                              including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,697,000 shares of Common Stock, $0.01 par value as of February 2, 2007.

                              VERTRUE INCORPORATED
                               INDEX TO FORM 10-Q


 PART I.    FINANCIAL INFORMATION                                          PAGE

 Item 1.    Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of December 31, 2006
            and June 30, 2006                                                 1

            Condensed Consolidated Statements of Operations for the Three
            and Six Months Ended December 31, 2006 and 2005                   2

            Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended December 31, 2006 and 2005                           3

            Notes to Condensed Consolidated Financial Statements              4

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              18

 Item 3.    Quantitative and Qualitative Disclosures about Market Risk       28

 Item 4.    Controls and Procedures                                          28

 PART II.   OTHER INFORMATION

 Item 1.    Legal Proceedings                                                29

 Item 1A.   Risk Factors                                                     29

 Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      29

 Item 4.    Submission of Matters to a Vote of Security Holders              29

 Item 6.    Exhibits                                                         30

 Signatures                                                                  31

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             VERTRUE INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                                                  December 31,     June 30,
                                                                                      2006           2006
                                                                                --------------- --------------
                                     Assets
Current assets:
  Cash and cash equivalents                                                     $       57,969  $      36,290
  Restricted cash                                                                            -          2,699
  Short-term investments                                                                 2,006         31,798
  Accounts and notes receivable, net                                                    33,057         21,014
  Prepaid expenses                                                                       6,105          9,053
  Deferred marketing costs                                                              25,293         26,463
  Other current assets                                                                   7,801          4,706
                                                                                --------------- --------------
     Total current assets                                                              132,231        132,023
Fixed assets, net                                                                       36,741         37,658
Goodwill                                                                               260,326        212,187
Intangible assets, net                                                                  34,898         37,798
Other long-term assets                                                                  30,521         23,362
                                                                                --------------- --------------
     Total assets                                                               $      494,717  $     443,028
                                                                                =============== ==============

                 Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Current maturities of long-term obligations                                   $          742  $         762
  Accounts payable                                                                      37,513         42,281
  Accrued liabilities                                                                  113,574         64,602
  Deferred revenues                                                                     76,577         84,972
  Deferred income taxes                                                                 12,268         11,687
                                                                                --------------- --------------
     Total current liabilities                                                         240,674        204,304
Deferred income taxes                                                                    5,571          6,920
Long-term debt                                                                         238,075        237,984
Other long-term liabilities                                                              9,472          9,989
                                                                                --------------- --------------
     Total liabilities                                                                 493,792        459,197
                                                                                --------------- --------------

Commitments and contingencies (Note 6)

Shareholders' equity (deficit):
  Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued              -              -
  Common stock, $0.01 par value -- 80,000 shares authorized;
     20,269 shares issued (20,168 shares at June 30, 2006)                                 203            202
  Capital in excess of par value                                                       193,031        187,991
  Retained earnings                                                                     83,753         68,382
  Accumulated other comprehensive (loss) income                                           (342)           214
  Treasury stock, 10,584 shares at cost (10,518 shares at June 30, 2006)              (275,720)      (272,958)
                                                                                --------------- --------------
     Total shareholders' equity (deficit)                                                  925        (16,169)
                                                                                --------------- --------------
     Total liabilities and shareholders' equity (deficit)                       $      494,717  $     443,028
                                                                                =============== ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                              VERTRUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                               Three months ended          Six months ended
                                                                  December 31,                December 31,
                                                           ------------------------   ---------------------------
                                                               2006         2005           2006           2005
                                                           -----------  -----------   ------------  -------------
Revenues                                                   $  178,559   $  160,130    $   355,905   $    317,658

Expenses:
  Marketing                                                    85,938       76,270        173,321        150,169
  Operating                                                    40,618       35,258         82,828         70,341
  General and administrative                                   31,916       29,527         63,678         57,981
  Amortization of intangible assets                             2,121        2,197          4,160          4,633
                                                           -----------  -----------   ------------  -------------

Operating income                                               17,966       16,878         31,918         34,534
Interest income                                                 1,432          699          2,928          1,334
Interest expense                                               (5,127)      (5,086)       (10,241)       (10,175)
Other income (expense), net                                       300         (120)           495           (164)
                                                           -----------  -----------   ------------  -------------

Income before income taxes                                     14,571       12,371         25,100         25,529
Provision for income taxes                                      5,876        4,707          9,729          9,224
                                                           -----------  -----------   ------------  -------------

Net income                                                 $    8,695   $    7,664    $    15,371   $     16,305
                                                           ===========  ===========   ============  =============

Earnings per share:
  Basic                                                    $     0.90   $     0.79    $      1.59   $       1.68
                                                           ===========  ===========   ============  =============
  Diluted                                                  $     0.74   $     0.66    $      1.33   $       1.40
                                                           ===========  ===========   ============  =============

Weighted average common shares used in earnings per share
calculations:
  Basic                                                         9,677        9,695          9,672          9,705
                                                           ===========  ===========   ============  =============
  Diluted                                                      12,694       12,776         12,706         12,802
                                                           ===========  ===========   ============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                              VERTRUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                 Six months ended
                                                                    December 31,
                                                                --------------------
                                                                   2006       2005
                                                                ---------  ---------
 Operating activities
  Net income                                                    $ 15,371   $ 16,305
  Adjustments to reconcile net income to net cash provided
  by operating activities:
   Change in deferred revenues                                    (8,901)   (10,611)
   Change in deferred marketing costs                              1,040      5,971
   Depreciation and amortization                                  12,746     13,025
   Stock-based compensation                                        2,378      2,250
   Deferred and other income taxes                                  (781)     1,521
   Excess tax benefit from stock-based compensation                 (560)      (560)
   Other                                                             396       (243)

  Changes in assets and liabilities:
   Restricted cash                                                 2,699       (446)
   Accounts and notes receivable                                 (15,043)    (6,319)
   Prepaid expenses                                                3,238     (1,138)
   Other assets                                                   (2,476)      (942)
   Accounts payable                                               (4,768)    (4,372)
   Accrued and other liabilities                                   2,789        375
                                                                ---------  ---------
 Net cash provided by operating activities                         8,128     14,816
                                                                ---------  ---------

 Investing activities
  Acquisition of fixed assets                                     (5,496)    (6,518)
  Purchases of short-term investments                            (11,016)   (50,325)
  Proceeds from maturities of short-term investments              40,724     49,830
  Acquisitions of businesses, net of cash acquired, and other     (9,766)   (14,942)
                                                                ---------  ---------
 Net cash provided by (used in) investing activities              14,446    (21,955)
                                                                ---------  ---------

 Financing activities
  Net proceeds from issuance of stock                              2,103      2,729
  Excess tax benefit from stock-based compensation                   560        560
  Treasury stock purchases                                        (2,762)    (5,995)
  Debt issuance costs                                                (63)         -
  Payments of long-term obligations                                 (231)      (392)
                                                                ---------  ---------
 Net cash used in financing activities                              (393)    (3,098)
                                                                ---------  ---------
 Effect of exchange rate changes on cash and cash equivalents       (502)       457
                                                                ---------  ---------
 Net increase (decrease) in cash and cash equivalents             21,679     (9,780)
 Cash and cash equivalents at beginning of period                 36,290     64,356
                                                                ---------  ---------
 Cash and cash equivalents at end of period                     $ 57,969   $ 54,576
                                                                =========  =========

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

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities as required by Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." All significant intercompany accounts and transactions have been eliminated. Such statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Certain prior year amounts have been reclassified to conform to the current year's presentation. Commencing in the second quarter of fiscal 2007, we began classifying our acquired website costs, which were previously included in fixed assets, net, in other long-term assets. Other long-term assets included $6.1 million and $2.9 million of acquired website costs, net at December 31, 2006 and June 30, 2006, respectively. This reclassification had no impact on results of operations or previously reported cash flows from operations or financing activities.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net at December 31, 2006 was $33.1 million and included $22.5 million of accounts receivable and $10.6 million of notes receivable. Accounts and notes receivable, net at December 31, 2005 was $21.0 million and included $14.0 million of accounts receivable and $7.0 million in notes receivable. As of December 31, 2006 and June 30, 2006, we recorded notes receivable of $14.8 million and $9.9 million, respectively, in other long-term assets.

We estimate an allowance for accounts and notes receivable based on an aging analysis, customer credit evaluations, collection history, and any specific, known troubled accounts. As of December 31, 2006 and June 30, 2006, we recorded $0.1 million of allowances for uncollectible accounts. As of December 31, 2006 and June 30, 2006, we recorded $7.4 million and $3.8 million, respectively, of allowances for uncollectible notes.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of goodwill and other intangible assets are as follows:

                                                           December 31, 2006             June 30, 2006
                                                       --------------------------  -------------------------
                                                          Gross                      Gross
                                                         Carrying    Accumulated    Carrying    Accumulated
(Dollar amounts in thousands)                             Amount     Amortization    Amount     Amortization
                                                       ------------  ------------  -----------  ------------
Membership and client relationships                    $    41,315   $    25,256   $   40,215   $    21,881
Trade names                                                 21,859         3,840       21,859         3,114
Other                                                        1,664         1,507        1,504         1,448
                                                       ------------  ------------  -----------  ------------
      Total amortizable intangible assets              $    64,838   $    30,603   $   63,578   $    26,443
                                                       ------------  ------------  -----------  ------------
      Amortizable intangible assets, net               $    34,235                 $   37,135
                                                       ============                ===========


                                                       December 31,                 June 30,
(Dollar amounts in thousands)                              2006                       2006
                                                       ------------                -----------
Goodwill                                               $   260,326                 $  212,187
Intangible asset related to minimum pension liability          663                        663


Future intangible amortization expense for the next five years is estimated to be as follows:

(Dollar amounts in thousands)
Fiscal Year
Remainder of 2007                   $    3,572
2008                                     4,808
2009                                     4,300
2010                                     3,170
2011                                     3,099

Changes in the carrying amount of goodwill by segment during the six months ended December 31, 2006 were as follows:

                                                  Marketing                  Management
(Dollar amounts in thousands)                     Services      Personals     Services      Total
                                               --------------  ------------  -----------  ----------

Balance at beginning of period                 $      96,432   $    81,508   $   34,247   $ 212,187
Acquisition                                                -         2,864            -       2,864
Accrual of contingent purchase price payments              -             -       45,275      45,275
                                               --------------  ------------  -----------  ----------
Balance at end of period                       $      96,432   $    84,372   $   79,522   $ 260,326
                                               ==============  ============  ===========  ==========

We acquired Mobile Lifestyles, Inc., an online provider of a variety of text alerts (i.e. daily horoscopes, jokes and relationship advice) and unlimited ringtones during the first quarter of fiscal 2007. In connection with this acquisition, we recorded goodwill of $2.9 million and intangible assets of $1.3 million. The net assets and results of operations of Mobile Lifestyles have been included in our Personals segment as of the date of the acquisition.

As of December 31, 2006, we recorded $45.3 million in accrued liabilities related to contingent payments, which were disclosed in previous quarterly filings, in connection with our My Choice Medical, Inc. acquisition, a business we acquired in fiscal 2005. This payment is expected to be paid during the fourth quarter of fiscal 2007.

NOTE 5 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities reported in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2006 and June 30, 2006 include an allowance for membership cancellations of $9.3 million.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 6 - COMMITMENTS AND CONTINGENCIES
We have an amended and restated senior secured credit facility dated as of March 17, 2006, which allows borrowings of up to $50.0 million. Borrowings under this senior secured credit facility accrue interest at the Eurodollar rate or Prime rate, plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of December 31, 2006. This credit facility matures on March 31, 2009.

Contingent payments related to acquisitions of up to $51.7 million may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved. These contingent payments may be paid by the end of calendar 2007. Of the $51.7 million, we recorded $45.3 million during the second quarter of fiscal 2007 in accrued liabilities related to contingent payments from our My Choice Medical, Inc. acquisition. This payment is expected to be paid during the fourth quarter of fiscal 2007. Additional payments under the contingency arrangements will be considered additional purchase price.

As of December 31, 2006, we had outstanding purchase obligations of $5.5 million primarily related to marketing agreements and contracts for our software, equipment, and services. In addition, we had commitments of $54.3 million related to existing operating leases.

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

NOTE 7 - INCOME TAX EXPENSE
Income tax expense as a percentage of pre-tax income was 40.3% and 38.0% for the three months ended December 31, 2006 and 2005, respectively, and 38.8% and 36.1% for the six months ended December 31, 2006 and 2005, respectively. The effective tax rate was higher than the U.S. statutory rate for the three and six months ended December 31, 2006 and 2005, primarily due to non-deductible items and state income tax expense partially offset by the favorable impact of foreign operations

We are currently under examination by the Internal Revenue Service for the fiscal year ended June 30, 2005. No proposed adjustments or assessments have been issued.

In addition, we have open tax years in the U.S., Canada, and other jurisdictions. There are tax years that are not currently under examination by the applicable tax authorities but may be subject to examination in the future. The results of audits are inherently uncertain. We periodically evaluate the adequacy of our tax reserves, taking into account open tax return positions and tax law changes. We believe that out tax reserves are appropriate. However, the final determination of tax audits could have a material effect on our results of operations, financial position, and cash flow.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 8 - EARNINGS PER SHARE
The table below reconciles the numerators and denominators used in the computations of basic and diluted earnings per share:

                                                                            Three months ended     Six months ended
                                                                                December 31,          December 31,
                                                                          ---------------------   -------------------
(Amounts in thousands, except per share data)                                2006       2005        2006      2005
                                                                          ---------- ----------   --------- ---------
Numerator:
Income available to common shareholders used in basic earnings per share  $   8,695  $   7,664    $ 15,371  $ 16,305
Add back interest expense on convertible securities, net of tax                 739        767       1,517     1,581
                                                                          ---------- ----------   --------- ---------
Income available to common shareholders after assumed conversion
  of dilutive securities                                                  $   9,434  $   8,431    $ 16,888  $ 17,886
                                                                          ========== ==========   ========= =========

Denominator:
Weighted average number of common shares outstanding - basic                  9,677      9,695       9,672     9,705
Effect of dilutive securities:
  Convertible securities                                                      2,230      2,230       2,230     2,230
  Stock options                                                                 787        851         804       867
                                                                          ---------- ----------   --------- ---------
Weighted average number of common shares outstanding - diluted               12,694     12,776      12,706    12,802
                                                                          ========== ==========   ========= =========

Basic earnings per share                                                  $    0.90  $    0.79    $   1.59  $   1.68
                                                                          ========== ==========   ========= =========
Diluted earnings per share                                                $    0.74  $    0.66    $   1.33  $   1.40
                                                                          ========== ==========   ========= =========


The diluted earnings per common share calculations exclude the effect of potentially dilutive shares when their effect is antidilutive. The following weighted average stock options and restricted stock awards were excluded from the diluted share calculation above:

                                                                            Three months ended     Six months ended
                                                                                December 31,          December 31,
                                                                          ---------------------   -------------------
(Shares in thousands)                                                        2006       2005        2006      2005
                                                                          ---------  ----------   --------- ---------
Antidilutive stock options and restricted stock awards                          511        581         502       581


NOTE 9 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

                                                Three months ended       Six months ended
                                                   December 31,            December 31,
                                               ---------------------  ----------------------
(Dollar amounts in thousands)                     2006        2005       2006         2005
                                               ---------  ----------  ---------  -----------
Net income                                     $  8,695   $   7,664   $ 15,371   $   16,305
Unrealized hedging (loss) gain                      (21)       (404)       (31)         114
Currency translation adjustment                    (456)        171       (525)         411
                                               ---------  ----------  ---------  -----------
Comprehensive income                           $  8,218   $   7,431   $ 14,815   $   16,830
                                               =========  ==========  =========  ===========


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

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Management evaluates the operating results of each reportable business segment based on revenue and Adjusted EBITDA. The following is a summary of revenues, Adjusted EBITDA, capital expenditures, depreciation and amortization, and assets by business segment:

                                       Three months ended         Six months ended
(Dollar amounts in thousands)             December 31,              December 31,
                                    -------------------------   ---------------------
Revenues                                 2006         2005        2006        2005
                                    ------------   ----------   ---------   ---------
  Marketing Services                $   143,287    $ 134,479    $284,122    $266,327
  Personals                              23,873       18,664      46,538      37,233
  Management Services                    11,962        7,047      25,970      14,238
  Intersegment                             (563)         (60)       (725)       (140)
                                    ------------   ----------   ---------   ---------
     Total                          $   178,559    $ 160,130    $355,905    $317,658
                                    ============   ==========   =========   =========


                                      Three months ended          Six months ended
                                         December 31,               December 31,
                                   -------------------------   -----------------------
                                        2006         2005        2006          2005
                                   ------------   ----------   ---------   -----------
Adjusted EBITDA (1)
  Marketing Services               $    26,282    $  28,280    $ 43,738    $   49,905
  Personals                              3,429        1,692       5,469         3,922
  Management Services                      538          395       2,751           983
  Corporate                             (7,874)      (6,377)    (15,750)      (12,456)
                                   ------------   ----------   ---------   -----------
     Total                         $    22,375    $  23,990    $ 36,208    $   42,354
                                   ============   ==========   =========   ===========


Capital Expenditures (2)
  Marketing Services               $     2,451    $   4,435    $  4,568    $    5,980
  Personals                                459          229         668           482
  Management Services                      101           38         260            56
  Corporate                                  -            -           -             -
                                   ------------   ----------   ---------   -----------
     Total                         $     3,011    $   4,702    $  5,496    $    6,518
                                   ============   ==========   =========   ===========


Depreciation and Amortization
  Marketing Services               $     2,795    $   3,078    $  5,603    $    6,348
  Personals                              2,446        2,396       4,902         4,751
  Management Services                      663          406       1,304           805
  Corporate                                181          282         342           556
                                   ------------   ----------   ---------   -----------
     Total                         $     6,085    $   6,162    $ 12,151    $   12,460
                                   ============   ==========   =========   ===========


                                   December 31,    June 30,
Assets                                 2006          2006
                                   ------------   ----------
  Marketing Services               $   226,050    $ 214,083
  Personals                            132,278      124,571
  Management Services                  118,537       62,730
  Corporate (3)                         17,852       41,644
                                   ------------   ----------
     Total                         $   494,717    $ 443,028
                                   ============   ==========


                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(1) Defined as net income excluding interest and other expense, net, provision for income taxes, depreciation and amortization and the changes in deferred revenue and deferred marketing costs. See reconciliations below.
(2) Management does not allocate capital expenditures to the Corporate business unit. Capital expenditures related to the Corporate business unit are included within the Marketing Services segment. However, the associated depreciation expense has been allocated for purposes of evaluating performance.
(3) Includes unallocated non-operating assets including short-term investments, debt issuance costs, and other.

The following tables reconcile Adjusted EBITDA to income before income taxes:

                                                   Three months ended December 31, 2006
                                     -----------------------------------------------------------------
                                                     Marketing                 Management
(Dollar amounts in thousands)            Total        Services    Personals      Services   Corporate
                                     -------------  ------------ -----------  ------------- ----------
Income before income taxes                $14,571
Interest and other expense, net (1)         3,395
                                     -------------
Operating income (expense)           $     17,966   $   24,253   $    1,726   $       42    $  (8,055)
Depreciation and amortization               6,085        2,795        2,446          663          181
Change in deferred revenues                (1,102)        (631)        (304)        (167)           -
Change in deferred marketing costs           (574)        (135)        (439)           -            -
                                     -------------  -----------  -----------  -----------   ----------
Adjusted EBITDA                      $     22,375   $   26,282   $    3,429   $      538    $  (7,874)
                                     =============  ===========  ===========  ===========   ==========

                                                   Three months ended December 31, 2005
                                     -----------------------------------------------------------------
                                                     Marketing                 Management
                                         Total        Services    Personals      Services   Corporate
                                     -------------  ------------ -----------  ------------- ----------
Income before income taxes           $     12,371
Interest and other expense, net (1)         4,507
                                     -------------
Operating income (expense)           $     16,878   $   24,071   $     (684)  $      150    $  (6,659)
Depreciation and amortization               6,162        3,078        2,396          406          282
Change in deferred revenues                (1,031)        (850)         (20)        (161)           -
Change in deferred marketing costs          1,981        1,981            -            -            -
                                     -------------  -----------  -----------  -----------   ----------
Adjusted EBITDA                      $     23,990   $   28,280   $    1,692   $      395    $  (6,377)
                                     =============  ===========  ===========  ===========   ==========


                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                    Six months ended December 31, 2006
                                     -----------------------------------------------------------------
                                                     Marketing                 Management
(Dollar amounts in thousands)            Total         Services    Personals     Services   Corporate
                                     -------------  ------------- -----------  ------------ ----------
Income before income taxes           $     25,100
Interest and other expense, net (1)         6,818
                                     -------------
Operating income (expense)           $     31,918   $    44,651   $    1,346   $   2,013    $ (16,092)
Depreciation and amortization              12,151         5,603        4,902       1,304          342
Change in deferred revenues                (8,901)       (7,995)        (340)       (566)           -
Change in deferred marketing costs          1,040         1,479         (439)          -            -
                                     -------------  ------------  -----------  ----------   ----------
Adjusted EBITDA                      $     36,208   $    43,738   $    5,469   $   2,751    $ (15,750)
                                     =============  ============  ===========  ==========   ==========

                                                    Six months ended December 31, 2005
                                     -----------------------------------------------------------------
                                                     Marketing                 Management
                                         Total         Services    Personals     Services   Corporate
                                     -------------  ------------- -----------  ------------ ----------
Income before income taxes           $     25,529
Interest and other expense, net (1)         9,005
                                     -------------
Operating income (expense)           $     34,534   $    47,770   $     (744)  $     520    $ (13,012)
Depreciation and amortization              12,460         6,348        4,751         805          556
Change in deferred revenues               (10,611)      (10,184)         (85)       (342)           -
Change in deferred marketing costs          5,971         5,971            -           -            -
                                     -------------  ------------  -----------  ----------   ----------
Adjusted EBITDA                      $     42,354   $    49,905   $    3,922   $     983    $ (12,456)
                                     =============  ============  ===========  ==========   ==========

(1) Management does not allocate interest and other expense, net to the individual segments.


NOTE 11 - GUARANTOR FINANCIAL INFORMATION
In April 2004, we issued $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Senior Notes are unsecured obligations and rank pari passu in right of payment to all our existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness that expressly provides for its subordination to the Senior Notes. Effective April 28, 2006, the Senior Notes are fully and unconditionally guaranteed by substantially all of our subsidiaries that guarantee our Credit Facility (as defined in the Indenture governing the Senior Notes). All prior periods have been restated to conform to this presentation.

The following condensed consolidating financial information presents the balance sheets as of December 31, 2006 and June 30, 2006, statements of operations for the three and six months ended December 31, 2006 and 2005, and statements of cash flows for the six months ended December 31, 2006 and 2005. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor entities.

Investments in subsidiaries are accounted for by the Parent using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Condensed Consolidating Balance Sheets at December 31, 2006

                                                                     Guarantor
(Dollar amounts in thousands)                             Parent    Subsidiaries  Eliminations    Total
                                                        ----------  ------------  ------------ -----------
                        Assets
Current assets                                          $  55,417   $   122,453   $ (45,639)   $  132,231
Fixed assets, net                                          21,468        15,273           -        36,741
Goodwill                                                        -       260,326           -       260,326
Intangible assets, net                                        663        34,235           -        34,898
Other long-term assets                                      9,405        21,116           -        30,521
Investment in subsidiaries                                364,965             -    (364,965)            -
                                                        ----------  ------------  ----------   -----------
  Total assets                                          $ 451,918   $   453,403   $(410,604)   $  494,717
                                                        ==========  ============  ==========   ===========

    Liabilities and Shareholders' Equity (Deficit)
Current liabilities                                     $ 206,115   $    80,198   $ (45,639)   $  240,674
Deferred income taxes                                      (1,579)        7,150           -         5,571
Long-term debt                                            238,075             -           -       238,075
Other long-term liabilities                                 8,382         1,090           -         9,472
                                                        ----------  ------------  ----------   -----------
  Total liabilities                                       450,993        88,438     (45,639)      493,792
                                                        ----------  ------------  ----------   -----------

Shareholders' equity (deficit):
 Preferred stock                                                -             -                         -
 Common stock                                                 203             3          (3)          203
 Capital in excess of par value                           193,031       324,033    (324,033)      193,031
 Retained earnings                                         83,753        41,178     (41,178)       83,753
 Accumulated other comprehensive (loss) income               (342)         (249)        249          (342)
 Treasury stock                                          (275,720)            -           -      (275,720)
                                                        ----------  ------------  ----------   -----------
  Total shareholders' equity (deficit)                        925       364,965    (364,965)          925
                                                        ----------  ------------  ----------   -----------
  Total liabilities and shareholders' equity (deficit)  $ 451,918   $   453,403   $(410,604)   $  494,717
                                                        ==========  ============  ==========   ===========


                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Condensed Consolidating Balance Sheets at June 30, 2006

                                                                      Guarantor
(Dollar amounts in thousands)                             Parent    Subsidiaries Eliminations   Total
                                                        ----------  ------------ ------------ ----------
                     Assets
Current assets                                          $  37,724    $115,844     $ (21,545)   $ 132,023
Fixed assets, net                                          22,403      15,255             -       37,658
Goodwill                                                        -     212,187             -      212,187
Intangible assets, net                                        675      37,123             -       37,798
Other long-term assets                                     10,334      13,028             -       23,362
Investment in subsidiaries                                308,919           -      (308,919)           -
                                                        ----------   ---------    ----------   ----------
  Total assets                                          $ 380,055    $393,437     $(330,464)   $ 443,028
                                                        ==========   =========    ==========   ==========

 Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                     $ 149,958    $ 75,891     $ (21,545)   $ 204,304
Deferred income taxes                                        (318)      7,238             -        6,920
Long-term debt                                            237,984           -             -      237,984
Other long-term liabilities                                 8,600       1,389             -        9,989
                                                        ----------   ---------    ----------   ----------
  Total liabilities                                       396,224      84,518       (21,545)     459,197
                                                        ----------   ---------    ----------   ----------

Shareholders' (deficit) equity:
 Common stock                                                 202           9            (9)         202
 Capital in excess of par value                           187,991     278,751      (278,751)     187,991
 Retained earnings                                         68,382      29,890       (29,890)      68,382
 Accumulated other comprehensive income                       214         269          (269)         214
 Treasury stock                                          (272,958)          -             -     (272,958)
                                                        ----------   ---------    ----------   ----------
  Total shareholders' (deficit) equity                    (16,169)    308,919      (308,919)     (16,169)
                                                        ----------   ---------    ----------   ----------
  Total liabilities and shareholders' (deficit) equity  $ 380,055    $393,437     $(330,464)   $ 443,028
                                                        ==========   =========    ==========   ==========

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Condensed Consolidating Statements of Operations for the Three Months Ended December 31, 2006


                                                  Guarantor
(Dollar amounts in thousands)          Parent    Subsidiaries  Eliminations     Total
                                     ----------  ------------  ------------  -----------
Revenues                             $ 100,281   $    82,423   $    (4,145)  $  178,559
Expenses:
  Marketing                             53,428        36,652        (4,142)      85,938
  Operating                             16,827        23,794            (3)      40,618
  General and administrative            19,303        12,613             -       31,916
  Amortization of intangible assets          4         2,117             -        2,121
                                     ----------  ------------  ------------  -----------
Operating income                        10,719         7,247             -       17,966
Equity in income of subsidiaries         5,515             -        (5,515)           -
Interest (expense) income, net          (5,045)        1,350             -       (3,695)
Other (expense) income, net                (35)          335             -          300
                                     ----------  ------------  ------------  -----------
Income before income taxes              11,154         8,932        (5,515)      14,571
Provision for income taxes               2,459         3,417             -        5,876
                                     ----------  ------------  ------------  -----------
Net income                           $   8,695   $     5,515   $    (5,515)  $    8,695
                                     ==========  ============  ============  ===========


Condensed Consolidating Statements of Operations For the Three Months Ended Decenber 31, 2005

                                                  Guarantor
(Dollar amounts in thousands)          Parent    Subsidiaries  Eliminations     Total
                                     ----------  ------------  ------------  -----------

Revenues                             $  96,964   $    67,700   $    (4,534)  $  160,130
Expenses:
  Marketing                             52,545        27,869        (4,144)      76,270
  Operating                             16,780        18,868          (390)      35,258
  General and administrative            17,489        12,038             -       29,527
  Amortization of intangible assets          9         2,188             -        2,197
                                     ----------  ------------  ------------  -----------
Operating income                        10,141         6,737             -       16,878
Equity in income of subsidiaries         4,413             -        (4,413)           -
Interest (expense) income, net          (4,787)          400             -       (4,387)
Other expense, net                         (14)         (106)            -         (120)
                                     ----------  ------------  ------------  -----------
Income before income taxes               9,753         7,031        (4,413)      12,371
Provision for income taxes               2,089         2,618             -        4,707
                                     ----------  ------------  ------------  -----------

Net income                           $   7,664   $     4,413   $    (4,413)  $    7,664
                                     ==========  ============  ============  ===========

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Condensed Consolidating Statements of Operations for the Six Months Ended December 31, 2006

                                                   Guarantor
(Dollar amounts in thousands)          Parent     Subsidiaries  Eliminations     Total
                                     -----------  ------------  ------------  -----------
Revenues                             $  200,665   $   164,575   $    (9,335)  $  355,905
Expenses:
  Marketing                             108,797        73,851        (9,327)     173,321
  Operating                              36,034        46,802            (8)      82,828
  General and administrative             38,635        25,043             -       63,678
  Amortization of intangible assets          13         4,147             -        4,160
                                     -----------  ------------  ------------  -----------
Operating income                         17,186        14,732             -       31,918
Equity in income of subsidiaries         11,288             -       (11,288)           -
Interest (expense) income, net          (10,055)        2,742             -       (7,313)
Other (expense) income, net                 (35)          530             -          495
                                     -----------  ------------  ------------  -----------
Income before income taxes               18,384        18,004       (11,288)      25,100
Provision for income taxes                3,013         6,716             -        9,729
                                     -----------  ------------  ------------  -----------
Net income                           $   15,371   $    11,288   $   (11,288)  $   15,371
                                     ===========  ============  ============  ===========


Condensed Consolidating Statements of Operations for the Six Months Ended December 31, 2005

                                                   Guarantor
(Dollar amounts in thousands)          Parent     Subsidiaries  Eliminations     Total
                                     -----------  ------------  ------------  -----------
Revenues                               $193,773     $ 133,599   $    (9,714)   $ 317,658
Expenses:
 Marketing                              103,781        55,466        (9,078)     150,169
 Operating                               34,055        36,922          (636)      70,341
 General and administrative              34,283        23,698             -       57,981
 Amortization of intangible assets           85         4,548             -        4,633
                                     -----------  ------------  ------------  -----------
Operating income                         21,569        12,965             -       34,534
Equity in income of subsidiaries          8,547             -        (8,547)          -
Interest (expense) income, net           (9,503)          662             -       (8,841)
Other income (expense), net                  10          (174)            -         (164)
                                     -----------  ------------  ------------  -----------
Income before income taxes               20,623        13,453        (8,547)      25,529
Provision for income taxes                4,318         4,906             -        9,224
                                     -----------  ------------  ------------  -----------

Net income                             $ 16,305     $   8,547   $    (8,547)   $  16,305
                                     ===========  ============  ============  ===========


                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended December 31, 2006

                                                                                Guarantor
(Dollar amounts in thousands)                                        Parent    Subsidiaries   Eliminations   Total
                                                                    ---------  -------------  ------------ ---------
 Net cash provided by(used in) operating activities                 $  2,288     17,128       $(11,288)    $  8,128

 Investing activities
  Acquisition of fixed assets                                         (3,064)    (2,432)             -       (5,496)
  Purchases of short-term investments                                (11,005)       (11)             -      (11,016)
  Proceeds from maturities of short-term investments                  40,724          -              -       40,724
  Acquisitions of businesses, net of cash acquired, and other           (431)    (9,335)             -       (9,766)
  Investment in subsidiaries                                         (11,288)         -         11,288            -
                                                                    ---------  ---------      ---------    ---------
 Net cash provided by (used in) investing activities                  14,936    (11,778)        11,288       14,446
                                                                    ---------  ---------      ---------    ---------

 Financing activities
  Net proceeds from issuance of stock                                  2,103          -              -        2,103
  Excess tax benefit from stock-based compensation                       560          -              -          560
  Treasury stock purchases                                            (2,762)         -              -       (2,762)
  Debt issuance costs                                                    (63)         -              -          (63)
  Payments of long-term obligations                                     (157)       (74)             -         (231)
                                                                    ---------  ---------      ---------    ---------
 Net cash used in financing activities                                  (319)       (74)             -         (393)
                                                                    ---------  ---------      ---------    ---------
 Effect of exchange rate changes on cash and cash equivalents              -       (502)             -         (502)
                                                                    ---------  ---------      ---------    ---------
Net increase in cash and cash equivalents                             16,905      4,774              -       21,679
 Cash and cash equivalents at beginning of period                      6,908     29,382              -       36,290
                                                                    ---------  ---------      ---------    ---------
Cash and cash equivalents at end of period                          $ 23,813   $ 34,156       $      -     $ 57,969
                                                                    =========  =========      =========    =========


                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Condensed Consolidating Statements of Cash Flows for the Six Months Ended December 31, 2005

                                                                             Guarantor
(Dollar amounts in thousands)                                    Parent    Subsidiaries   Eliminations       Total
                                                               ----------  -------------  -------------  -------------
 Net cash provided by (used in) operating activities           $  15,537   $      7,826   $     (8,547)  $     14,816

 Investing activities
  Acquisition of fixed assets                                     (3,538)        (2,980)             -         (6,518)
  Purchases of short-term investments                            (50,325)             -              -        (50,325)
  Proceeds from maturities of short-term investments              49,452            378              -         49,830
  Acquisitions of businesses, net of cash acquired, and other    (14,717)          (225)             -        (14,942)
  Investment in subsidiaries                                      (8,547)             -          8,547              -
                                                               ----------  -------------  -------------  -------------
 Net cash used in investing activities                           (27,675)        (2,827)         8,547        (21,955)
                                                               ----------  -------------  -------------  -------------

 Financing activities
  Net proceeds from issuance of stock                              2,729              -              -          2,729
  Excess tax benefit from stock-based compensation                   560              -              -            560
  Treasury stock purchases                                        (5,995)             -              -         (5,995)
  Payments of long-term obligations                                 (195)          (197)             -           (392)
                                                               ----------  -------------  -------------  -------------
 Net cash used in financing activities                            (2,901)          (197)             -         (3,098)
                                                               ----------  -------------  -------------  -------------
 Effect of exchange rate changes on cash and cash equivalents          -            457              -            457
                                                               ----------  -------------  -------------  -------------
 Net (decrease) increase in cash and cash equivalents            (15,039)         5,259              -         (9,780)
 Cash and cash equivalents at beginning of period                 24,366         39,990              -         64,356
                                                               ----------  -------------  -------------  -------------
 Cash and cash equivalents at end of period                    $   9,327   $     45,249   $          -   $     54,576
                                                               ==========  =============  =============  =============


                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end (with limited exceptions). Under SFAS 158, we are required to recognize the funded status of our defined benefit postretirement plan and to provide the required disclosures as of the end of our fiscal 2007 year-end. We do not expect the adoption of SFAS 158 to have a material effect on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 will become effective for us beginning in fiscal 2009. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

Also in September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires entities to quantify misstatements using both balance sheet and income statement approaches in evaluating whether or not a misstatement is material. We are required to apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for our fiscal year ended June 30, 2007. We do not expect the adoption of SAB 108 to have a material effect on our consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in tax positions and requires an entity to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning in our first quarter of fiscal 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

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

The Personals business segment provides web, phone, and mobile-based personals services and primarily generates transaction-based revenue. The Personals segment primarily employs a transactional business model in which users buy non-refundable credits up front and spend those credits only when they want to interact with other customers. Personals revenues are recognized when the services are used. During the first quarter of fiscal 2007, we acquired Mobile Lifestyles, Inc., an online provider of a variety of text alerts (i.e. daily horoscopes, jokes and relationship advice) and unlimited ringtones. The net assets and results of operations of Mobile Lifestyles have been included in our Personals segment as of the date of the acquisition.

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

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

DISCUSSION OF RESULTS OF OPERATIONS

                                       Three months ended               Six months ended
                                           December 31,                   December 31,
                                       -----------------   Increase/  --------------------       Increase/
(Dollar amounts in millions)             2006     2005    (Decrease)      2006      2005        (Decrease)
                                       -------- --------  ----------  ---------- ---------  -------------------
Revenues                                $178.6   $160.1        12%       $355.9    $317.6           12%

Marketing expenses                        85.9     76.3        13%        173.3     150.2           15%
Operating expenses                        40.6     35.2        15%         82.8      70.3           18%
General and administrative expenses       31.9     29.5         8%         63.7      58.0           10%
Amortization of intangible assets          2.2      2.2         0%          4.2       4.6          (9%)
                                       -------- --------  ----------  ---------- ---------  -------------------
Operating income                          18.0     16.9         7%         31.9      34.5          (8%)
Interest income                            1.4      0.7        100%         2.9       1.3          123%
Interest expense                          (5.1)    (5.1)        0%        (10.2)    (10.2)          0%
Other income (expense), net                0.3     (0.1)       400%         0.5      (0.1)         600%
                                       -------- --------  ----------  ---------- ---------  -------------------

Income before income taxes                14.6     12.4        18%         25.1      25.5          (2%)
Provision for income taxes                 5.9      4.7        26%          9.7       9.2           5%
                                       -------- --------  ----------  ---------- ---------  -------------------

Net income                              $  8.7   $  7.7        13%       $ 15.4    $ 16.3          (6%)
                                       ======== ========  ==========  ========== =========  ===================


EBITDA                                  $ 24.1   $ 23.0         5%       $ 44.1    $ 47.0          (6%)
                                       ======== ========  ==========  ========== =========  ===================


                                       Three months ended                Six months ended
                                           December 31,                     December 31,
                                       -----------------              --------------------
Percentage of revenues:                  2006     2005                  2006      2005
                                       -------- --------              ---------- ---------
   Marketing expenses                       48%      48%                     49%       47%
   Operating expenses                       23%      22%                     23%       22%
   General and administrative expenses      18%      18%                     18%       18%
   Operating income                         10%      11%                      9%       11%
   EBITDA                                   13%      14%                     12%       15%

Effective tax rate                        40.3%    38.0%                   38.8%     36.1%


Revenues
The table below shows revenue by payment plan and by reportable segment:

                              Three months ended                  Six months ended
                                 December 31,                        December 31,
                              -------------------  Increase/    --------------------   Increase/
(Dollar amounts in millions)     2006      2005   (Decrease)       2006       2005    (Decrease)
                              --------- --------- ------------  --------- ----------  -----------
Monthly payment plans           $107.4    $ 86.7      24%        $ 210.5     $169.8       24%
Annual payment plans              25.7      37.9     (32%)          55.1       78.6      (30%)
Other                              9.6       9.9      (3%)          17.8       17.9       0%
                              --------- --------- ------------  --------- ----------  -----------
 Total Marketing Services        142.7     134.5       6%          283.4      266.3       6%
Personals                         23.9      18.6      28%           46.5       37.1       25%
Management Services               12.0       7.0      71%           26.0       14.2       83%
                              --------- --------- ------------  --------- ----------  -----------
 Total                          $178.6    $160.1      12%        $ 355.9     $317.6       12%
                              ========= ========= ============  ========= ==========  ===========


For the Three Months Ended December 31, 2006 and 2005
Revenues increased $18.5 million in the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006. Net active retail members and customers increased 5% to 6.7 million at December 31, 2006 from 6.4 million at December 31, 2005.

Marketing Services revenues increased $8.2 million primarily due to a $20.7 million increase in revenues from members enrolled in monthly payment plans partially offset by a $12.2 million decrease in revenue from members enrolled in annual payment plans. Revenues from monthly payment plans increased primarily due to higher average monthly members billed, which grew 14% to 3.1 million, and higher average monthly member price point, which grew 9% to $11.88 for the

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

second quarter of fiscal 2007 compared with the prior year quarter.* Revenues from members enrolled in annual payment plans continue to decrease due to the attrition of the annual renewal base and the continued shift to enrolling new members in monthly payment programs.

Personals revenues increased $5.3 million, or 28%, primarily due to the acquisition of Mobile Lifestyles during the first quarter of fiscal 2007. Of the 28% increase in Personals revenues, 24% was due to this acquisition and the remaining 4% was due to the growing mobile dating business, which was partially offset by a decrease in revenues from our interactive voice response, or IVR, and web-based businesses.

Management Services revenues increased $5.0 million primarily due to an increase in the number of procedures completed, as well as an increase in the mix of higher priced procedures. These increases were due to the increase in financed transactions.

For the Six Months Ended December 31, 2006 and 2005
Revenues increased $38.3 million in the first six months of fiscal 2007 compared with the prior year period.

Marketing Services revenues increased $17.1 million primarily due to a $40.7 million increase in revenues from members enrolled in monthly payment plans partially offset by $23.5 million decrease in revenue from members enrolled in annual payment plans. Revenues from monthly payment plans increased primarily due to higher average monthly members billed, which grew 14% to 6.0 million, and higher average monthly member price point, which grew 9% to $11.82 for the first six months of fiscal 2007. Revenues from members enrolled in annual payment plans continue to decrease due to the attrition of the annual renewal base and the continued shift to enrolling new members in monthly payment programs.

Personals revenues increased $9.4 million, or 25%, primarily due to the acquisition of Mobile Lifestyles. Of the 25% increase in Personals revenues, 22% was due to this acquisition and the remaining 3% was due to the growing mobile dating business, which was partially offset by a decrease in revenues from our IVR and web-based businesses.

Management Services revenues increased $11.8 million primarily due to an increase in the number of procedures completed and an increase in the mix of higher priced procedures. These increases were due to the increase in financed transactions.

Operating Income and EBITDA
The table below shows operating income and EBITDA by reportable segment and our corporate unit that includes unallocated general corporate expenses for the second quarter of fiscal 2007 and 2006:

                                     Operating Income                    EBITDA
                            --------------------------------- ------------------------------
                             Three months ended                Three months ended
                                December 31,                     December 31,
                            ---------------------  Increase/  ------------------  Increase/
(Dollar amounts in millions)   2006        2005   (Decrease)     2006     2005   (Decrease)
                            ---------  ----------  ---------  ---------  -------  ----------
Marketing Services             $24.3       $24.1      1%         $27.1    $27.1        0%
Personals                        1.8        (0.7)    357%          4.1      1.7      141%
Management Services                -         0.2    (100%)         0.7      0.6       17%
Corporate                       (8.1)       (6.7)   (21%)         (7.8)    (6.4)     (22%)
                            ---------  ----------  --------   ---------  -------  ----------
Total Operating Income         $18.0       $16.9      7%         $24.1    $23.0        5%
                            =========  ==========  ========   =========  =======  ==========

For the Three Months Ended December 31, 2006 and 2005
Operating income increased $1.1 million and, as a percentage of revenues, was 10% during the second quarter of fiscal 2007 compared to 11% in the prior year quarter. EBITDA increased $1.1 million in the second quarter of fiscal 2007 from the prior year quarter and, as a percentage of revenues, EBITDA was 13% this year versus 14% prior year quarter.

Marketing Services operating income increased $0.2 million and, as a percentage of revenues, decreased to 17% from 18% in the prior year quarter. Marketing Services EBITDA remained flat at $27.1 million and, as a percentage of revenues, decreased to 19% from 20% in the prior year quarter. The decreases as a percentage of revenues were primarily due to an increase in marketing expenses,

----------------------------
*During the first quarter of fiscal 2007, we changed the methodologies for calculating average monthly member price point and average monthly members billed. Prior periods have been restated to conform to this presentation.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


which grew $5.9 million and as a percentage of revenues were 50% for the second quarter of fiscal 2007 compared to 49% last year. Marketing expenses as a percentage of revenues increased due to an increase in the level of marketing and an increase in the monthly acquisition costs per new billed member. The monthly acquisition cost per new billed member increased 21% to $43.91 from $36.42 in the prior year quarter. Monthly member acquisition costs represent the cost to acquire a new monthly member who has successfully been billed and is not expected to cancel during the reported period. We expect the increase in the monthly acquisition cost per new billed member to be more than recovered by the monthly new member price point which increased $1.75 to $17.38 per month during the second quarter of fiscal 2007. In addition, we expect the increase in marketing expenses this period to translate into expected revenue growth during the remainder of fiscal 2007. Operating and general and administrative expenses remained flat as a percentage of revenues.

Personals operating income increased $2.5 million and, as a percentage of revenues, increased to 8% from (4%) in the prior year quarter. Personals EBITDA increased $2.4 million and, as a percentage of revenues, increased to 17% from 9% in the prior year quarter. The increases in operating income and EBITDA were primarily due to the marketing margin contributed by the Mobile Lifestyle acquisition and lower operating expenses, which as a percentage of revenues, decreased to 17% this quarter from 26% last year. The decrease in operating expenses as a percentage of revenues was primarily due to tight expense control and cost savings realized from our transition to voice over internet platform, or VOIP.

Management Services operating income decreased $0.2 million, and as a percentage of revenue, decreased to 0% from 3% in the prior year quarter. Management Services EBITDA increased $0.1 million and as a percentage of revenue, decreased to 6% from 9% in the prior year quarter. These decreases are primarily due to higher operating expenses, which increased $4.4 million and as a percentage of revenues, increased to 67% from 53% in the prior year quarter. Operating expenses increased due to higher doctor and loan costs associated with the increased number of procedures completed.

Corporate operating loss increased $1.4 million and EBITDA decreased $1.4 million primarily due to higher legal and employee related expenses.

For the Six Months Ended December 31, 2006 and 2005
The table below shows operating income and EBITDA by reportable segment and our corporate unit that includes unallocated general corporate expenses for the first six months of fiscal 2007 and 2006:

                               Operating Income                  EBITDA
                             ------------------------------ ---------------------------
                              Six months ended               Six months ended
                                December 31,                   December 31,
                             ------------------   Increase/ ---------------   Increase/
(Dollar amounts in millions)    2006      2005   (Decrease)    2006   2005   (Decrease)
                             --------  --------  ---------- -------- ------  ----------
Marketing Services             $44.7     $47.8      (6%)      $50.3  $54.1      (7%)
Personals                        1.3      (0.8)     263%        6.2    4.0      55%
Management Services              2.0       0.5      300%        3.3    1.3      154%
Corporate                      (16.1)    (13.0)    (24%)      (15.7) (12.4)    (27%)
                             --------  --------  ---------- -------- ------  ----------
Total Operating Income         $31.9     $34.5      (8%)      $44.1  $47.0      (6%)
                             ========  ========  ========== ======== ======  ==========


Operating income decreased $2.6 million and, as a percentage of revenues, was 9% during the first six months of fiscal 2007 compared to 11% in the prior year period. EBITDA decreased $2.9 million in the first six months of fiscal 2007 from the prior year period and, as a percentage of revenues, EBITDA was 12% this year versus 15% last year.

Marketing Services operating income decreased $3.1 million and, as a percentage of revenues, decreased to 16% from 18% in the prior year period. Marketing Services EBITDA decreased $3.8 million and, as a percentage of revenues, decreased to 18% from 20% in the prior year period. These decreases were primarily due to an increase in marketing expenses, which grew $13.9 million, and as a percentage of revenues were 51% this year compared to 49% last year, and were in line with our expected revenue growth. Marketing expenses as a percentage of revenues increased due to an increase in the level of marketing and an increase in the monthly acquisition costs per new billed member. The monthly acquisition cost per new billed member increased 22% to $44.36 from $36.35 in the prior year period. We expect the increase in the monthly acquisition cost per new billed member to be more than recovered by the monthly new member price point which increased $2.10 to $17.22 per month during the first six months of fiscal 2007. In addition, we expect the increase in

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

marketing expenses this period to translate into expected revenue growth during the remainder of fiscal 2007. Operating and general and administrative expenses remained flat as a percentage of revenues.

Personals operating income increased $2.1 million and, as a percentage of revenues, increased to 3% from (2%) in the prior year period. Personals EBITDA increased $2.2 million and, as a percentage of revenues, increased to 13% from 11% in the prior year period. The increases in operating income and higher EBITDA were primarily due to the marketing margin contributed by the Mobile Lifestyle acquisition, as well as lower operating expenses, which as a percentage of revenues, decreased to 18% this quarter from 26% last year. The decrease in operating expenses as a percentage of revenues was primarily due tight expense control and cost savings realized from our transition to VOIP.

Management Services operating income increased $1.5 million, and as a percentage of revenue, increased to 8% from 4% in the prior year period. Management Services EBITDA increased $2.0 million and as a percentage of revenue, increased to 13% from 9% in the prior year period. These increases are primarily due to higher revenues and were partially offset by increases in operating expenses, which increased $9.0 million and, as a percentage of revenues, increased to 64% from 54% in the prior year period. The increase in operating expenses as a percentage of revenues was due to higher doctor and loan costs associated with the increased number of procedures completed.

Corporate operating loss increased $3.1 million and EBITDA decreased $3.3 million primarily due to higher legal and employee related expenses.

Interest Income
Interest income increased $0.7 million and $1.6 million for the second quarter and first six months of fiscal 2007, respectively, as compared to the prior year periods primarily due to the increase in financed transactions for the Management Services segment partially offset by a decrease in interest earned on our short-term investments.

Provision for Income Taxes
The provision for income taxes increased $1.2 million, or 26%, in the second quarter of fiscal 2007 compared to the prior year quarter because of higher income before income taxes and was based on an effective tax rate of 40.3% versus 38.0% in the prior year quarter. The increase in the effective tax rate for the quarter is primarily due to an increase in non-deductible items and a decrease in the favorable impact of foreign operations. The provision for income taxes increased $0.5 million, or 5%, in the first six months of fiscal 2007 compared to the prior year period because of an increase in non-deductible items and a decrease in the favorable impact of foreign operations, which gave rise to an effective tax rate of 38.8% in the first six months of fiscal 2007 versus 36.1% in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash, cash equivalents, and short-term investments of $60.0 million in addition to our unused $50.0 million line of credit under our senior secured credit facility. We believe that existing cash, short-term investment balances, and funds available under our senior secured credit facility together with cash generated from operations will be sufficient to meet our funding requirements for the foreseeable future.

We believe it is useful to analyze the components of net cash provided by operating activities as follows: revenue before deferral, marketing costs before deferral, Adjusted EBITDA, and changes in assets and liabilities. A discussion of these components follows below. For definitions and reconciliations of revenue before deferral, marketing costs before deferral, and Adjusted EBITDA, refer to the discussion in "Reconciliation of Non-GAAP Measures" in this report.

Net cash flow provided by operating activities is an important measure used to understand our liquidity. Net cash provided by operating activities decreased to $8.1 million in the six months ended December 31, 2006 from $14.8 million in the six months ended December 31, 2005. The $6.7 million decrease in operating cash flow was primarily due to a $6.2 million decrease in Adjusted EBITDA and $1.0 million related to the impact of changes in assets and liabilities.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

                                 Six months ended
                                   December 31,
                             -------------------------    Increase/
(Dollar amounts in millions)     2006         2005       (Decrease)
                             ------------ ------------  -----------
Marketing Services           $      43.7  $      49.9      (12%)
Personals                            5.5          3.9       41%
Management Services                  2.7          1.0      170%
Corporate                          (15.7)       (12.4)     (27%)
                             ------------ ------------  -----------
   Total Adjusted EBITDA     $      36.2  $      42.4      (15%)
                             ============ ============  ===========

Marketing Services Adjusted EBITDA decreased $6.2 million and as a percentage of revenue before deferral, decreased to 16% from 19% in the prior year period. These decreases were due to an increase in the level of marketing and an increase in the monthly acquisition costs per new billed member, as discussed above.

Personals Adjusted EBITDA increased $1.6 million and as a percentage of revenue before deferral, increased to 12% from 11% in the prior year period. These increases were primarily due to the marketing margin contributed by the acquisition of Mobile Lifestyles, as well as lower operating expenses.

Management Services Adjusted EBITDA increased $1.7 million and as a percentage of revenue before deferral, increased to 11% from 7% in the prior year period primarily due to higher revenues before deferral partially offset by increases in operating expenses. The increase in operating expenses was due to higher doctor and loan costs associated with the increased number of procedures completed.

Corporate Adjusted EBITDA decreased $3.3 million primarily due to higher legal and employee related expenses.

In the first six months of fiscal 2007, cash used from changes in assets and liabilities was $13.6 million compared to $12.8 million in the prior year period. The increase in the cash used from changes in assets and liabilities was primarily due to increased notes receivable partially offset by the timing of prepaid expenses, the release of restricted cash, and the timing of accrued liabilities. The increase in notes receivable is related to the increase in procedures completed that are being financed in the Management Services segment.

In the first six months of fiscal 2007, capital expenditures decreased to $5.5 million from $6.5 million in the prior year period. Free cash flow, defined as operating cash flow less capital expenditures, decreased to $2.6 million in the first six months of fiscal 2007 compared with $8.3 million in the prior year period. The decrease in free cash flow was primarily due to the decreased Adjusted EBITDA and the increase in cash used from changes in assets and liabilities discussed above.

In the first six months of fiscal 2007, net cash provided by investing activities increased $36.4 million from the prior year period. Net cash provided by investing activities in the first six months of fiscal 2007 reflected $29.7 million of net proceeds from maturities of short-term investments partially offset by $9.8 million used in connection with our recent acquisition and other investments activity. Net cash used in investing activities in the first six months of fiscal 2006 reflected $14.9 million used in connection with business acquisitions.

In the first six months of fiscal 2007, net cash used in financing activities decreased $2.7 million from the prior year period. Net cash used in financing activities in the first six months fiscal 2007 reflected the use of $2.8 million to repurchase our common stock, which was partially offset by $2.1 million of proceeds from the exercise of stock options and $0.6 million of excess tax benefit from stock-based compensation. Net cash provided by financing activities in the first six months of fiscal 2006 reflected the use of $6.0 million to repurchase our common stock, which was partially offset by proceeds from the exercise of stock options of $2.7 million and $0.6 million of excess tax benefits from stock-based compensation.

Credit Facility
We have an amended and restated senior secured credit facility dated as of March 17, 2006, which allows borrowings of up to $50.0 million. Borrowings under this senior secured credit facility accrue interest at the Eurodollar rate or the Prime rate, plus an applicable margin. As of December 31, 2006, the base interest rate for borrowings under this credit facility was 8.5%. There were no borrowings outstanding under this credit facility as of December 31, 2006. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on borrowings, and potential

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

restrictions on additional stock repurchases. As of December 31, 2006, we were in compliance with all such debt covenants. The senior secured credit facility matures on March 31, 2009.

Stock Repurchase Program
In the first six months of fiscal 2007, we purchased 66,000 shares of our common stock for $2.8 million at an average price of $41.82 per share, compared to 164,800 shares for $6.0 million at an average price of $36.38 per share in the prior year period. We used existing cash and cash from operations and stock issuances to repurchase these shares. In July 2006, our Board of Directors authorized the additional repurchase of up to a 1.0 million shares of our common stock. As of December 31, 2006, we had approximately 1.3 million shares available for repurchase under our stock repurchase program.

Other
We expect to incur capital expenditures of $9.9 million in fiscal 2007. Contingent payments related to acquisitions of up to $51.7 million may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved. These contingent payments may be paid by the end of calendar 2007. Of the $51.7 million, we recorded $45.3 million during the second quarter of fiscal 2007 in accrued liabilities related to contingent payments from our My Choice Medical, Inc. acquisition, which were disclosed in previous quarterly filings. This payment is expected to be paid during the fourth quarter of fiscal 2007. In addition, we acquired an online marketing company during the third quarter of fiscal 2007 for approximately $3.7 million in order to further our internet strategy.

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

Revenues before deferral are calculated as follows:

                                       Six months ended
                                         December 31,
                                       -----------------
(Dollar amounts in millions)             2006    2005
                                       -------  -------
Revenues                               $355.9   $317.6
Change in deferred revenues              (8.9)   (10.6)
                                       -------  -------
Revenues before deferral               $347.0   $307.0
                                       =======  =======

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

Marketing costs before deferral are calculated as follows:

                                       Six months ended
                                         December 31,
                                       ----------------
(Dollar amounts in millions)            2006       2005
                                       -------   -------
Marketing expenses                     $173.3    $150.2
Change in deferred marketing costs       (1.0)     (6.0)
                                       -------   -------
Marketing costs before deferral        $172.3    $144.2
                                       =======   =======

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

Adjusted EBITDA is useful to our investors and us because it provides insight into the current period cash operating results. Adjusted EBITDA is reconciled to net cash provided by operating activities because we believe that it is the most directly comparable GAAP liquidity measure. We also use Adjusted EBITDA as the primary performance measure of the business both on an overall company basis as well as for our operating segments. Adjusted EBITDA is reconciled to net income because we believe it is the most directly comparable GAAP performance measure.

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

The following table reconciles net cash provided by operating activities to Adjusted EBITDA:

                                                       Six months ended
                                                         December 31,
                                                     --------------------
(Dollar amounts in millions)                            2006       2005
                                                     ---------  ---------
Net cash provided by operating activities                $8.1      $14.8
Changes in assets and liabilities (use of cash)          13.6       12.9
Interest and other expense, net (to be paid in cash)      6.2        8.5
Taxes                                                    11.1        8.3
Stock compensation expense                               (2.4)      (2.3)
Other                                                    (0.4)       0.2
                                                     ---------  ---------
Adjusted EBITDA                                         $36.2      $42.4
                                                     =========  =========

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

The following tables reconcile net income to EBITDA and Adjusted EBITDA:

                                                 Three months ended December 31, 2006
                                    -------------------------------------------------------------
(Dollar amounts in millions)                      Marketing                Management
                                       Total      Services    Personals    Services    Corporate
                                    ----------- ------------ ----------- ------------ -----------
Net income                          $      8.7
Interest and other expense, net (1)        3.4
Provision for income taxes (1)             5.9
                                    -----------
Operating income (expense)          $     18.0  $      24.3  $      1.8  $         -  $     (8.1)
Depreciation and amortization              6.1          2.8         2.3          0.7         0.3
                                    ----------- ------------ ----------- ------------ -----------
EBITDA                              $     24.1  $      27.1  $      4.1  $       0.7  $     (7.8)
                                    =========== ============ =========== ============ ===========


                                                 Three months ended December 31, 2005
                                    -------------------------------------------------------------
                                                  Marketing                Management
                                       Total      Services    Personals    Services   Corporate
                                    ----------- ------------ ----------- ------------ -----------
Net income                          $      7.7
Interest and other expense, net (1)        4.5
Provision for income taxes (1)             4.7
                                    -----------
Operating income (expense)          $     16.9  $      24.1  $     (0.7) $       0.2  $     (6.7)
Depreciation and amortization              6.1          3.0         2.4          0.4         0.3
                                    ----------- ------------ ----------- ------------ -----------
EBITDA                              $     23.0  $      27.1  $      1.7  $       0.6  $     (6.4)
                                    =========== ============ =========== ============ ===========


                                                  Six months ended December 31, 2006
                                    -------------------------------------------------------------
                                                 Marketing                 Management
                                       Total     Services     Personals    Services   Corporate
                                    ----------- ------------ ----------- ------------ -----------
Net income                          $     15.4
Interest and other expense, net (1)        6.8
Provision for income taxes (1)             9.7
                                    -----------
Operating income (expense)          $     31.9  $      44.7  $      1.3  $       2.0  $    (16.1)
Depreciation and amortization             12.2          5.6         4.9          1.3         0.4
                                    ----------- ------------ ----------- ------------ -----------
EBITDA                                    44.1         50.3         6.2          3.3       (15.7)
Change in deferred revenues               (8.9)        (8.0)       (0.3)        (0.6)          -
Change in deferred marketing costs         1.0          1.4        (0.4)           -           -
                                    ----------- ------------ ----------- ------------ -----------
Adjusted EBITDA                     $     36.2  $      43.7  $      5.5  $       2.7  $    (15.7)
                                    =========== ============ =========== ============ ===========

                                                  Six months ended December 31, 2005
                                    -------------------------------------------------------------
                                                 Marketing                 Management
                                     Total       Services     Personals    Services    Corporate
                                    ----------- ------------ ----------- ------------ -----------
Net income                          $     16.3
Interest and other expense, net (1)        9.0
Provision for income taxes (1)             9.2
                                    -----------
Operating income (expense)          $     34.5  $      47.8  $     (0.8) $       0.5  $    (13.0)
Depreciation and amortization             12.5          6.3         4.8          0.8         0.6
                                    ----------- ------------ ----------- ------------------------
EBITDA                                    47.0         54.1         4.0          1.3       (12.4)
Change in deferred revenues              (10.6)       (10.2)       (0.1)        (0.3)          -
Change in deferred marketing costs         6.0          6.0           -            -           -
                                    ----------- ------------ ----------- ------------ -----------
Adjusted EBITDA                     $     42.4  $      49.9  $      3.9  $       1.0  $    (12.4)
                                    =========== ============ =========== ============ ===========

(1) Management does not allocate interest and other expense, net nor does it allocate provision for income taxes to the individual segments.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow is important because it represents the cash that is available to us to pursue opportunities that enhance shareholder value, such as make acquisitions, reduce debt, repurchase stock, and develop new products. The following table reconciles operating cash flow to free cash flow:

                                          Six months ended
                                            December 31,
                                         -------------------
(Dollar amounts in millions)                2006       2005
                                         --------  ---------
Net cash provided by operating activities   $8.1      $14.8
Capital expenditures                        (5.5)      (6.5)
                                         --------  ---------
Free cash flow                              $2.6       $8.3
                                         ========  =========

COMMITMENTS

Future minimum payments of contractual obligations as of December 31, 2006 are as follows:

                                                          Payments Due by Period
                                      ----------------------------------------------------------------
                                                    Less than 1                             After 5
(Dollar amounts in millions)             Total         year      1 - 3 years 3 - 5 years     years
                                      ------------ ------------- ----------- ------------ ------------
Operating leases                      $      54.3  $        9.2  $     17.9  $      11.9  $      15.3
Capital leases                                1.0           0.8         0.2            -            -
Long-term debt                              240.0             -           -         90.0        150.0
Purchase obligations                          5.4           5.4           -            -            -
Other:
  Contingent payments                        51.7          51.7           -            -            -
  Interest payments on long-term debt       123.9          18.8        37.7         32.7         34.7
  Other (1)                                   6.7           1.0           -          0.4          5.3
                                      ------------ ------------- ----------- ------------ ------------
Total payments due                    $     483.0  $       86.9  $     55.8  $     135.0  $     205.3
                                      ============ ============= =========== ============ ============

(1) Includes pension obligations and other current obligations.


CRITICAL ACCOUNTING POLICIES

There were no material changes in our critical accounting policies during the first six months of fiscal 2007. For further information on our critical accounting policies, please refer to the discussion contained in the management's discussion and analysis section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 12 to the condensed consolidated financial statements in Item 1 of this report for a description of the effect of recently issued accounting pronouncements.

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

                              VERTRUE INCORPORATED


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

We are exposed to potential loss from exposure to market risks represented principally by changes in interest rates and foreign exchange rates. There were no material changes in our market risk during the first six months of fiscal 2007. For additional information, please refer to Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Changes in internal control over financial reporting
During the second quarter of fiscal 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.   Risk Factors
           ------------

Information regarding risk factors is included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. There were no material changes in our risk factors during the first six months of fiscal 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

The following table summarizes the shares of the Company's equity securities purchased by or on behalf of the Company:

                                                                                            Maximum
                                                                    Total Number of         Number of
                                                                        Shares          Shares that May
                                           Total                     Purchased as            Yet be
                                         Number of     Average      Part of Publicly       Purchased
                                          Shares      Price Paid     Announced Plans      Under the Plans
Period                                  Purchased     per Share     or Programs (1)        or Programs
-------------------------------------  -----------   ------------   ----------------     ----------------
October 1, 2006 to October 31, 2006         3,400         $39.92              3,400            1,261,000
November 1, 2006 to November 30, 2006           -              -                  -            1,261,000
December 1, 2006 to December 31, 2006           -              -                  -            1,261,000
                                       -----------   ------------   ----------------     ----------------
Total                                       3,400         $39.92              3,400            1,261,000
                                       ===========   ============   ================     ================

(1) In July 2006, our Board of Directors authorized an additional 1,000,000 shares, no expiration date, to be purchased under our stock repurchase program originally authorized during fiscal 1997. There are 261,000 shares remaining authorized under the Board of Directors approval from October
     2004.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

We held our 2006 Annual Meeting of Stockholders on November 17, 2006. At that meeting, our stockholders elected all of the nominees for director and approved all other proposals submitted to our stockholders for approval at the meeting, each as described in our Proxy Statement and Notice of 2006 Annual Meeting of Stockholders dated October 12, 2006. The results of the voting of the stockholders with respect to these matters are provided below.

     I.   Election of directors.
                                             For                Withheld
                                             ---                --------
           Alec L Ellison                  8,742,428             106,320
           Joseph A. Heid                  8,740,009             108,739
           Gary A. Johnson                 8,770,058              78,690
           Robert Kamerschen               8,598,746             250,002
           Michael T. McClorey             8,691,089             157,659
           Edward M. Stern                 8,740,009             108,739
           Marc S. Tesler                  8,722,908             125,840

     II. Approval of the amendment to our Certificate of Incorporation to increase our authorized shares.

               For          Withheld         Abstain         Broker Non-Votes
               ---          --------         -------         ----------------
            8,284,903       562,261           1,892                 -

     III. Approval of the adoption of the Management Incentive Plan.

                              VERTRUE INCORPORATED
                           PART II. OTHER INFORMATION


               For          Withheld         Abstain         Broker Non-Votes
               ---          --------         -------         ----------------
            8,658,392       108,210          82,454                 -

     IV. Approval of the adoption of the 2006 Restricted Stock Plan for Non-Employee Directors.

               For          Withheld         Abstain         Broker Non-Votes
               ---          --------         -------         ----------------
            5,020,701       2,000,602        61,331             1,766,422

     V. Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007.

                       For             Against              Abstain
                       ---             -------              -------
                    8,774,560          72,222                2,274

Item 6.  Exhibits
         --------
   31.1   Rule 13a-14(a) CEO Certification.
   31.2   Rule 13a-14(a) CFO Certification.
   32.1   CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2   CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                              VERTRUE INCORPORATED
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VERTRUE INCORPORATED
                                (Registrant)


         Date:  February 9, 2007       By: /s/ Gary A. Johnson
                                           -----------------------------
                                       Gary A. Johnson, President, Chief
                                       Executive Officer and Director


         Date:  February 9, 2007       By: /s/ James B. Duffy
                                           -------------------------------
                                       James B. Duffy, Executive Vice President,
                                       Chief Operating Officer, and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)