Form 10-Q
period 2007-03-31
VERTRUE INC
filed 2007-05-10
CIK 1020996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 __X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007 or
 _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to_________.


                           Commission File No. 0-21527

                              VERTRUE INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                         06-1276882
---------------------------------                           --------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


20 Glover Avenue
Norwalk, Connecticut                                                06850
----------------------------------------                    --------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,724,735 shares of Common Stock, $0.01 par value as of May 4, 2007.

                              VERTRUE INCORPORATED
                               INDEX TO FORM 10-Q


     PART I.  FINANCIAL INFORMATION                                         PAGE

     Item 1.  Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 2007
              and June 30, 2006                                               1

              Condensed Consolidated Statements of Operations for the Three
              and Nine Months Ended March 31, 2007 and 2006                   2

              Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended March 31, 2007 and 2006                            3

              Notes to Condensed Consolidated Financial Statements            4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            19

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk     31

     Item 4.  Controls and Procedures                                        31

     PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              32

     Item 1A. Risk Factors                                                   32

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    33

     Item 6.  Exhibits                                                       33

     Signatures                                                              34

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              VERTRUE INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                                   March 31,       June 30,
                                                                                     2007            2006
                                                                                  -----------    -----------
                                     Assets

Current assets:
   Cash and cash equivalents                                                      $   62,276     $   36,290
   Restricted cash                                                                         -          2,699
   Short-term investments                                                             16,618         31,798
   Accounts and notes receivable, net                                                 35,455         21,014
   Prepaid expenses                                                                    5,516          9,053
   Deferred marketing costs                                                           22,362         26,463
   Other current assets                                                                4,523          4,706
                                                                                  -----------    -----------
      Total current assets                                                           146,750        132,023
Fixed assets, net                                                                     35,981         37,658
Goodwill                                                                             260,336        212,187
Intangible assets, net                                                                39,625         37,798
Other long-term assets                                                                32,000         23,362
                                                                                  -----------    -----------
      Total assets                                                                $  514,692     $  443,028
                                                                                  ===========    ===========

                 Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
   Current maturities of long-term obligations                                    $      615     $      762
   Accounts payable                                                                   43,143         42,281
   Accrued liabilities                                                               123,362         64,602
   Deferred revenues                                                                  74,652         84,972
   Deferred income taxes                                                              13,486         11,687
                                                                                  -----------    -----------
      Total current liabilities                                                      255,258        204,304
Deferred income taxes                                                                  4,224          6,920
Long-term debt                                                                       238,121        237,984
Other long-term liabilities                                                            9,757          9,989
                                                                                  -----------    -----------
      Total liabilities                                                              507,360        459,197
                                                                                  -----------    -----------

Commitments and contingencies (Note 7)

Shareholders' equity (deficit):
   Preferred stock, $0.01 par value -- 1,000 shares authorized; no shares issued           -              -
   Common stock, $0.01 par value -- 80,000 shares authorized;
    20,298 shares issued (20,168 shares at June 30, 2006)                                203            202
   Capital in excess of par value                                                    194,897        187,991
   Retained earnings                                                                  88,178         68,382
   Accumulated other comprehensive (loss) income                                        (226)           214
   Treasury stock, 10,584 shares at cost (10,518 shares at June 30, 2006)           (275,720)      (272,958)
                                                                                  -----------    -----------
      Total shareholders' equity (deficit)                                             7,332        (16,169)
                                                                                  -----------    -----------
      Total liabilities and shareholders' equity (deficit)                        $  514,692     $  443,028
                                                                                  ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             VERTRUE INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                             Three months ended         Nine months ended
                                                                   March 31,                 March 31,
                                                           -----------------------   -----------------------
                                                              2007         2006         2007         2006
                                                           ----------   ----------   ----------   ----------

Revenues                                                   $ 194,405    $ 163,841    $ 550,310    $ 481,499

Expenses:
    Marketing                                                 99,983       81,626      273,304      231,795
    Operating                                                 42,730       38,038      125,558      108,379
    General and administrative                                36,248       31,337       99,926       89,318
    Amortization of intangible assets                          2,316        1,878        6,476        6,511
                                                           ----------   ----------   ----------   ----------

Operating income                                              13,128       10,962       45,046       45,496
Interest income                                                1,837          926        4,765        2,260
Interest expense                                              (5,109)      (5,070)     (15,350)     (15,245)
Other income (expense), net                                      175           17          670         (147)
                                                           ----------   ----------   ----------   ----------

Income before income taxes                                    10,031        6,835       35,131       32,364
Provision for income taxes                                     5,606        2,694       15,335       11,918
                                                           ----------   ----------   ----------   ----------

Net income                                                 $   4,425    $   4,141    $  19,796    $  20,446
                                                           ==========   ==========   ==========   ==========

Earnings per share:
    Basic                                                  $    0.46    $    0.43    $    2.04    $    2.11
                                                           ==========   ==========   ==========   ==========
    Diluted                                                $    0.39    $    0.38    $    1.72    $    1.78
                                                           ==========   ==========   ==========   ==========

Weighted average common shares used in earnings per share
calculations:
    Basic                                                      9,704        9,728        9,683        9,713
                                                           ==========   ==========   ==========   ==========
    Diluted                                                   12,705       12,848       12,715       12,820
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

                              VERTRUE INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                    Nine months ended
                                                                         March 31,
                                                                 -----------------------
                                                                    2007         2006
                                                                 ----------   ----------
Operating activities
   Net income                                                    $  19,796    $  20,446
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Change in deferred revenues                                   (10,859)     (12,641)
     Change in deferred marketing costs                              3,991        9,008
     Depreciation and amortization                                  19,368       19,781
     Stock-based compensation                                        3,461        3,362
     Deferred and other income taxes                                  (853)        (206)
     Excess tax benefit from stock-based compensation                 (744)      (1,457)
     Other                                                             762         (639)

   Changes in assets and liabilities:
     Restricted cash                                                 2,699          (95)
     Accounts and notes receivable                                 (17,327)     (10,132)
     Prepaid expenses                                                3,958       (1,397)
     Other assets                                                      793       (3,052)
     Accounts payable                                                 (802)        (798)
     Accrued and other liabilities                                   9,262       15,383
                                                                 ----------   ----------
Net cash provided by operating activities                           33,505       37,563
                                                                 ----------   ----------

Investing activities
   Acquisition of fixed assets                                      (8,243)     (14,712)
   Purchases of short-term investments                             (52,333)    (121,875)
   Proceeds from maturities of short-term investments               67,536      106,383
   Acquisitions of businesses, net of cash acquired, and other     (14,178)     (15,092)
                                                                 ----------   ----------
Net cash used in investing activities                               (7,218)     (45,296)
                                                                 ----------   ----------

Financing activities
   Net proceeds from issuance of stock                               2,702        7,400
   Excess tax benefit from stock-based compensation                    744        1,457
   Treasury stock purchases                                         (2,762)     (10,663)
   Debt issuance costs                                                 (64)        (125)
   Payments of long-term obligations                                  (423)        (519)
                                                                 ----------   ----------
Net cash provided by (used in) financing activities                    197       (2,450)
                                                                 ----------   ----------
Effect of exchange rate changes on cash and cash equivalents          (498)         531
                                                                 ----------   ----------
Net increase (decrease) in cash and cash equivalents                25,986       (9,652)
Cash and cash equivalents at beginning of period                    36,290       64,356
                                                                 ----------   ----------
Cash and cash equivalents at end of period                       $  62,276    $  54,704
                                                                 ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS
Vertrue Incorporated is a premier internet direct marketing services company. We operate a diverse group of marketing businesses that share a unified mission: to provide every consumer with access to savings and services that improve their daily lives. Our members and customers have access to direct-to-consumer savings across our five vertical markets of healthcare, personal property, security/insurance, discounts, and personals, which are all offered online through a set of diverse marketing channels. Throughout this report, we refer to Vertrue Incorporated and its subsidiaries as the "Company", "we", "us", or "our".

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities as required by Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." All significant intercompany accounts and transactions have been eliminated. Such statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Certain prior year amounts have been reclassified to conform to the current year's presentation. Commencing in the second quarter of fiscal 2007, we began classifying our acquired website costs, which were previously included in fixed assets, net, in other long-term assets. Other long-term assets included $5.7 million and $2.9 million of acquired website costs, net at March 31, 2007 and June 30, 2006, respectively. This reclassification had no impact on results of operations or previously reported cash flows from operations or financing activities.

NOTE 3 - MERGER

On March 22, 2007, we entered into a definitive agreement and plan of merger (the "Merger Agreement") with Velo Holdings Inc., a Delaware corporation, and Velo Acquisition Inc., a Delaware corporation and a wholly owned subsidiary of Velo Holdings ("Merger Sub"). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Velo Holdings (the "Merger"). Velo Holdings is owned and/or backed by the equity commitment of an investor group consisting of One Equity Partners II, L.P., Oak Investment Partners XII, L.P., Rho Ventures V, L.P. and Rho Ventures V, Affiliates, L.L.C. Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of Vertrue common stock, other than certain specified shares, will be cancelled and converted into the right to receive $48.50 in cash without interest. The transaction, including the assumption of debt, is valued at approximately $800 million. The transaction is expected to be completed in the first quarter of fiscal 2008, which ends on September 30, 2007, and is subject to receipt of stockholder and customary regulatory approvals as well as satisfaction of additional customary closing conditions. Upon completion of the transaction, Vertrue's executive management team will continue to lead the Company. Assuming this transaction closes as planned, our stock will no longer be publicly traded upon the completion of the transaction. More detailed information regarding the Merger is disclosed in the preliminary proxy statement for a special meeting of stockholders to vote on the Merger Agreement, which was filed with the Securities and Exchange Commission on May 1, 2007.

During the first nine months of fiscal 2007, we recorded in general and administrative expenses $5.3 million related to this proposed merger. If our stockholders approve the proposed Merger, we expect to incur additional transaction costs. If we terminate the Merger Agreement or the Merger Agreement is terminated by Velo Holdings under certain conditions, we may be obligated to pay Velo Holdings a termination fee of $22.5 million. If the Merger Agreement is terminated due to the failure to obtain stockholder approval, we may be obligated to reimburse up to $4.0 million of Velo Holdings' documented reasonable and actual out-of-pocket expenses.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 4 - ACCOUNTS AND NOTES RECEIVABLE
Accounts and notes receivable, net were composed of the following:

                                                      March 31,    June 30,
                                                        2007         2006
                                                      ---------   ---------
Accounts receivable                                       22.8        14.0
Notes receivable                                          17.2         8.6
                                                      ---------   ---------
                                                          40.0        22.6
Allowance for uncollectible notes receivable              (4.5)       (1.6)
                                                      ---------   ---------
Accounts and notes receivable, net                        35.5        21.0
                                                      =========   =========

Other long-term assets included notes receivable, net as follows:

                                                      March 31,    June 30,
                                                        2007         2006
                                                      ---------   ---------
Notes receivable                                          23.9        12.1
Allowance for uncollectible notes receivable              (6.7)       (2.2)
                                                      ---------   ---------
Notes receivable, net                                     17.2         9.9
                                                      =========   =========

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying value and accumulated amortization of goodwill and other intangible assets are as follows:

                                                            March 31, 2007          June 30, 2006
                                                       ----------------------  -----------------------
                                                         Gross                   Gross
                                                        Carrying  Accumulated   Carrying  Accumulated
(Dollar amounts in thousands)                            Amount   Amortization   Amount   Amortization
                                                       ---------- ------------ ---------- ------------
Membership and client relationships                    $  44,559  $    27,094  $  40,215  $    21,881
Trade names                                               24,884        4,253     21,859        3,114
Other                                                      2,438        1,572      1,504        1,448
                                                       ---------- ------------ ---------- ------------
    Total amortizable intangible assets                $  71,881  $    32,919  $  63,578  $    26,443
                                                       ---------- ------------ ---------- ------------
    Amortizable intangible assets, net                    38,962               $  37,135
                                                       ==========              ==========

                                                        March 31,               June 30,
(Dollar amounts in thousands)                             2007                    2006
                                                       ----------              ----------
Goodwill                                               $ 260,336               $ 212,187
Intangible asset related to minimum pension liability        663                     663

Future intangible amortization expense for the next five years is estimated to be as follows:

(Dollar amounts in thousands)
Fiscal Year
Remainder of 2007                                      $   1,761
2008                                                       6,007
2009                                                       5,499
2010                                                       4,272
2011                                                       4,066

Changes in the carrying amount of goodwill by segment during the nine months ended March 31, 2007 were as follows:

                                                       Marketing               Management
(Dollar amounts in thousands)                           Services   Personals    Services     Total
                                                       ----------  ----------  ----------  -----------
Balance at beginning of period                         $  96,432   $  81,508   $  34,247   $  212,187
Acquisition                                                    -       2,874           -        2,874
Accrual of contingent purchase price payments                  -           -      45,275       45,275
                                                       ----------  ----------  ----------  -----------
Balance at end of period                               $  96,432   $  84,382   $  79,522   $  260,336
                                                       ==========  ==========  ==========  ===========

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

Additionally, we acquired Neverblue Media Inc., a private Canadian online affiliate marketing company during the third quarter of fiscal 2007. In connection with the acquisition, we recorded intangible assets of $7.0 million. The estimated fair value of the assets acquired and liabilities assumed exceeded the initial payments by $3.9 million resulting in negative goodwill. Because this acquisition involved contingent consideration, we recorded a liability up to the amount of negative goodwill. If contingent payments are earned and come due, we will apply the payments against this contingent liability. Any contingent payments in excess of $3.9 million will be recorded as goodwill. To the extent contingent payments are not made, we will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to our results of operations as an extraordinary gain.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


As of March 31, 2007, we recorded $45.3 million in accrued liabilities related to contingent payments, which were disclosed in previous quarterly filings, in connection with our acquisition of My Choice Medical, Inc., which we acquired in fiscal 2005. In April 2007, we paid $39.8 million in contingent payments related to this acquisition. The remaining accrued contingent payment of $5.5 million is expected to be paid in the fourth quarter of fiscal 2008.

NOTE 6 - ALLOWANCE FOR MEMBERSHIP CANCELLATIONS
Accrued liabilities reported in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2007 and June 30, 2006 included an allowance for membership cancellations of $7.8 million and $9.3 million, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
We have an amended and restated senior secured credit facility dated as of March 17, 2006, which allows borrowings of up to $50.0 million. Borrowings under this senior secured credit facility accrue interest at the Eurodollar rate or Prime rate, plus an applicable margin. There were no borrowings outstanding under this senior secured credit facility as of March 31, 2007. This credit facility matures on March 31, 2009.

In April 2007, we paid $39.8 million in contingent payment related to the acquisition of My Choice Medical. Payments under the contingency arrangements will be considered additional purchase price. Remaining payments related to acquisitions of up to $41.7 million may be paid if certain performance targets, including increasing levels of revenues and earnings, are achieved. These contingent payments may be paid over the next two fiscal years.

As of March 31, 2007, we had outstanding purchase obligations of $4.2 million primarily related to marketing agreements and contracts for our software, equipment, and services. In addition, we had commitments of $54.0 million related to existing operating leases.

Legal proceedings
In our opinion, there are no significant legal proceedings to which we or any of our subsidiaries are a party or to, which any of our properties is subject. We are involved in lawsuits and claims generally incidental to our business, including, but not limited to, various suits, including previously disclosed suits, brought against us by individual consumers seeking monetary and/or injunctive relief relating to the marketing of our programs. In addition, from time to time in the regular course of our business, we receive inquiries from various federal and/or state regulatory authorities.

NOTE 8 - INCOME TAX EXPENSE
Income tax expense as a percentage of pre-tax income was 55.9% and 39.4% for the three months ended March 31, 2007 and 2006, respectively, and 43.7% and 36.8% for the nine months ended March 31, 2007 and 2006, respectively. The effective tax rate was higher than the U.S. statutory rate for the three and nine months ended March 31, 2007, primarily due to non-deductible transaction costs related to the proposed merger and state income tax expense partially offset by the favorable impact of foreign operations. The effective tax rate was higher than the U.S. statutory rate for the three and nine months ended March 31, 2006, primarily due to non-deductible items and state income tax expense partially offset by the favorable impact of foreign operations.

We are currently under examination by the Internal Revenue Service for the fiscal year ended June 30, 2005. The examination is currently in the process of being finalized. As a result of preliminary discussions, we believe the final assessment of the 2005 Internal Revenue Service examination will not have a material effect on our results of operations, financial position, or cash flow.

We are also currently in the initial stages of examination by Canadian and certain U.S. State jurisdictions. In addition, there are tax years that are not currently under examination by the applicable tax authorities but are subject to examination. The results of audits are inherently uncertain. We periodically evaluate the adequacy of our tax reserves, taking into account open tax return positions and tax law changes. We believe that out tax reserves are appropriate. However, the final determination of tax audits could have a material effect on our results of operations, financial position, and cash flow.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 9 - EARNINGS PER SHARE
The table below reconciles the numerators and denominators used in the computations of basic and diluted earnings per share:

                                                                           Three months ended    Nine months ended
                                                                                 March 31,             March 31,
                                                                          --------------------  --------------------
(Amounts in thousands, except per share data)                               2007       2006       2007       2006
                                                                          ---------  ---------  ---------  ---------
Numerator:
Income available to common shareholders used in basic earnings per share  $  4,425   $  4,141   $ 19,796   $ 20,446
Add back interest expense on convertible securities, net of tax                546        750      2,090      2,346
                                                                          ---------  ---------  ---------  ---------
Income available to common shareholders after assumed conversion
 of dilutive securities                                                   $  4,971   $  4,891   $ 21,886   $ 22,792
                                                                          =========  =========  =========  =========

Denominator:
Weighted average number of common shares outstanding - basic                 9,704      9,728      9,683      9,713
Effect of dilutive securities:
  Convertible securities                                                     2,230      2,230      2,230      2,230
  Stock options and restricted stock awards                                    771        890        802        877
                                                                          ---------  ---------  ---------  ---------
Weighted average number of common shares outstanding - diluted              12,705     12,848     12,715     12,820
                                                                          =========  =========  =========  =========

Basic earnings per share                                                  $   0.46   $   0.43   $   2.04   $   2.11
                                                                          =========  =========  =========  =========
Diluted earnings per share                                                $   0.39   $   0.38   $   1.72   $   1.78
                                                                          =========  =========  =========  =========

The diluted earnings per common share calculations exclude the effect of potentially dilutive shares when their effect is antidilutive. The following weighted average stock options were excluded from the diluted share calculation above:

                                                                           Three months ended    Nine months ended
                                                                                 March 31,             March 31,
                                                                          --------------------  --------------------
(Shares in thousands)                                                       2007       2006       2007       2006
                                                                          ---------  ---------  ---------  ---------
Antidilutive stock options                                                     281        342        482        377


NOTE 10 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

                                                                           Three months ended    Nine months ended
                                                                                 March 31,             March 31,
                                                                          --------------------  --------------------
(Dollar amounts in thousands)                                               2007       2006       2007       2006
                                                                          ---------  ---------  ---------  ---------
Net income                                                                $  4,425   $  4,141   $ 19,796   $ 20,446
Unrealized hedging gain (loss)                                                 109       (250)        78       (136)
Currency translation adjustment                                                  7         75       (518)       486
                                                                          ---------  ---------  ---------  ---------
Comprehensive income                                                      $  4,541   $  3,966   $ 19,356   $ 20,796
                                                                          =========  =========  =========  =========

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 11- RELATED PARTY
In fiscal 2007, we engaged Jefferies Broadview, a division of Jefferies & Co, as our financial advisor related to our proposed merger with Velo Holdings Inc. and Velo Acquisition Inc. Jefferies Broadview provided a fairness opinion related to this transaction to the Special Committee of our board of directors. Mr. Ellison, one of our board members, is the President and a Managing Director of Broadview International LLC, a division of Jefferies & Co. As of March 31, 2007, we incurred fees of $2.0 million with Jefferies Broadview, which were paid in April 2007.

NOTE 12- BUSINESS SEGMENTS
The operating business segments reported below are our reportable business segments for which separate financial information is available and for which operating results are evaluated regularly by our executive management in assessing performance and deciding how to allocate capital and other resources. We have three reportable business segments: Marketing Services, Personals, and Management Services. The Marketing Services business segment primarily provides discounted products and services to consumers and generates recurring, membership-based revenue. The Personals business segment provides web, phone, and mobile-based personals services and primarily generates transaction-based revenue. The Management Services business segment provides advertising and practice management services to healthcare professionals throughout the United States. The Corporate business unit includes unallocated general corporate expenses.

Management evaluates the operating results of each reportable business segment based on revenue and Adjusted EBITDA. The following is a summary of revenues, Adjusted EBITDA, capital expenditures, depreciation and amortization, and assets by business segment:

                                   Three months ended March 31, 2007           Three months ended March 31, 2006
                              -------------------------------------------  -----------------------------------------
                              Revenues from                                Revenues from
                                 External     Intersegment                    External   Intersegment
(Dollar amounts in thousands)   Customers       Revenues   Total Revenues    Customers     Revenues   Total Revenues
                              -------------   ------------ --------------  ------------- ------------ --------------
Marketing Services            $    154,678    $     1,026  $     155,704   $    132,453  $         -  $     132,453
Personals                           23,433             22         23,455         18,339           45         18,384
Management Services                 16,294              -         16,294         13,049            -         13,049
Eliminations                             -         (1,048)        (1,048)             -          (45)           (45)
                              -------------   ------------ --------------  ------------- ------------ --------------
  Total Revenues              $    194,405    $         -  $     194,405   $    163,841  $         -  $     163,841
                              =============   ============ ==============  ============= ============ ==============

                                    Nine months ended March 31, 2007             Nine months ended March 31, 2006
                              -------------------------------------------  -----------------------------------------
                              Revenues from                                Revenues from
                                 External     Intersegment                    External   Intersegment
                                Customers       Revenues   Total Revenues    Customers     Revenues   Total Revenues
                              -------------   ------------ --------------  ------------- ------------ --------------

Marketing Services                 438,134          1,692  $     439,826        398,780            -        398,780
Personals                           69,912             81         69,993         55,432          185         55,617
Management Services                 42,264              -         42,264         27,287            -         27,287
Eliminations                             -         (1,773)        (1,773)             -         (185)          (185)
                              -------------   ------------ --------------  ------------- ------------ --------------
  Total Revenues              $    550,310    $         -  $     550,310   $    481,499  $         -  $     481,499
                              =============   ============ ==============  ============= ============ ==============

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                 Three months ended      Nine months ended
                                      March 31,              March 31,
                               ---------------------- ---------------------
(Dollar amounts in thousands)     2007        2006       2007        2006
                               ----------  ---------- ----------  ----------
Adjusted EBITDA (1)
  Marketing Services           $  26,583   $  19,502  $  70,928   $  69,329
  Personals                        4,480       3,766      9,443       7,828
  Management Services              1,339       2,948      3,989       3,869
  Corporate                      (11,957)     (7,777)   (27,707)    (20,233)
                               ----------  ---------- ----------  ----------
    Total                      $  20,445   $  18,439  $  56,653   $  60,793
                               ==========  ========== ==========  ==========

Capital Expenditures (2)
  Marketing Services           $   2,415   $   7,883  $   6,983   $  13,863
  Personals                          298         247        966         729
  Management Services                 34          64        294         120
                               ----------  ---------- ----------  ----------
    Total                      $   2,747   $   8,194  $   8,243   $  14,712
                               ==========  ========== ==========  ==========

Depreciation and Amortization
  Marketing Services           $   3,011   $   2,929  $   8,614   $   9,277
  Personals                        2,468       2,860      7,370       7,611
  Management Services                667         409      1,971       1,214
  Corporate                          178         272        520         828
                               ----------  ---------- ----------  ----------
    Total                      $   6,324   $   6,470  $  18,475   $  18,930
                               ==========  ========== ==========  ==========

                                March 31,   June 30,
Assets                            2007        2006
                               ----------  ----------
  Marketing Services           $ 235,115   $ 214,083
  Personals                      127,827     124,571
  Management Services            123,947      62,730
  Corporate (3)                   27,803      41,644
                               ----------  ----------
    Total                      $ 514,692   $ 443,028
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

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


The following tables reconcile Adjusted EBITDA to income before income taxes:

                                                 Three months ended March 31, 2007
                                     --------------------------------------------------------
                                                Marketing              Management
(Dollar amounts in thousands)          Total     Services   Personals   Services   Corporate
                                     ---------- ---------- ----------- ---------- -----------
Income before income taxes           $  10,031
Interest and other expense, net (1)      3,097
                                     ----------
Operating income (expense)           $  13,128  $  24,533  $    1,880  $  (1,150) $  (12,135)
Depreciation and amortization            6,324      3,011       2,468        667         178
Change in deferred revenues             (1,958)    (3,701)        (79)     1,822           -
Change in deferred marketing costs       2,951      2,740         211          -           -
                                     ---------- ---------- ----------- ---------- -----------
Adjusted EBITDA                      $  20,445  $  26,583  $    4,480  $   1,339  $  (11,957)
                                     ========== ========== =========== ========== ===========

                                                 Three months ended March 31, 2006
                                     --------------------------------------------------------
                                                Marketing              Management
                                       Total     Services   Personals   Services   Corporate
                                     ---------- ---------- ----------- ---------- -----------
Income before income taxes           $   6,835
Interest and other expense, net (1)      4,127
                                     ----------
Operating income (expense)           $  10,962  $  16,418  $      866  $   1,727  $   (8,049)
Depreciation and amortization            6,470      2,929       2,860        409         272
Change in deferred revenues             (2,030)    (2,882)         40        812           -
Change in deferred marketing costs       3,037      3,037           -          -           -
                                     ---------- ---------- ----------- ---------- -----------
Adjusted EBITDA                      $  18,439  $  19,502  $    3,766  $   2,948  $   (7,777)
                                     ========== ========== =========== ========== ===========

                                                  Nine months ended March 31, 2007
                                     --------------------------------------------------------
                                                Marketing              Management
                                       Total     Services   Personals   Services   Corporate
                                     ---------- ---------- ----------- ---------- -----------
Income before income taxes           $  35,131
Interest and other expense, net (1)      9,915
                                     ----------
Operating income (expense)           $  45,046  $  69,791  $    2,720  $     762  $  (28,227)
Depreciation and amortization           18,475      8,614       7,370      1,971         520
Change in deferred revenues            (10,859)   (11,696)       (419)     1,256           -
Change in deferred marketing costs       3,991      4,219        (228)         -           -
                                     ---------- ---------- ----------- ---------- -----------
Adjusted EBITDA                      $  56,653  $  70,928  $    9,443  $   3,989  $  (27,707)
                                     ========== ========== =========== ========== ===========

                                                  Nine months ended March 31, 2006
                                     --------------------------------------------------------
                                                Marketing              Management
                                       Total     Services   Personals   Services   Corporate
                                     ---------- ---------- ----------- ---------- -----------
Income before income taxes           $  32,364
Interest and other expense, net (1)     13,132
                                     ----------
Operating income (expense)           $  45,496  $  64,110  $      262  $   2,185  $  (21,061)
Depreciation and amortization           18,930      9,277       7,611      1,214         828
Change in deferred revenues            (12,641)   (13,066)        (45)       470           -
Change in deferred marketing costs       9,008      9,008           -          -           -
                                     ---------- ---------- ----------- ---------- -----------
Adjusted EBITDA                      $  60,793  $  69,329  $    7,828  $   3,869  $  (20,233)
                                     ========== ========== =========== ========== ===========

(1) Management does not allocate interest and other expense, net to the individual segments.

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 13- GUARANTOR FINANCIAL INFORMATION
In April 2004, we issued $150.0 million aggregate principal amount of 9.25% Senior Notes due 2014. The Senior Notes are unsecured obligations and rank pari passu in right of payment to all our existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness that expressly provide for their subordination to the Senior Notes. Effective April 28, 2006, the Senior Notes are fully and unconditionally guaranteed by substantially all of our subsidiaries that guarantee our Credit Facility (as defined in the Indenture governing the Senior Notes). All prior periods have been restated to conform to this presentation.

The following condensed consolidating financial information presents the balance sheets as of March 31, 2007 and June 30, 2006, statements of operations for the three and nine months ended March 31, 2007 and 2006, and statements of cash flows for the nine months ended March 31, 2007 and 2006. The information includes the elimination entries necessary to consolidate the Company ("Parent") with the guarantor entities.

Investments in subsidiaries are accounted for by the Parent using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Balance Sheets at March 31, 2007

                                                                         Guarantor
(Dollar amounts in thousands)                               Parent     Subsidiaries  Eliminations     Total
                                                          -----------  ------------  ------------  -----------
                                     Assets
Current assets                                            $   64,328   $   134,415   $   (51,993)  $  146,750
Fixed assets, net                                             21,006        14,975             -       35,981
Goodwill                                                           -       260,336             -      260,336
Intangible assets, net                                           663        38,962             -       39,625
Other long-term assets                                         9,002        22,998             -       32,000
Investment in subsidiaries                                   374,803             -      (374,803)           -
                                                          -----------  ------------  ------------  -----------
    Total assets                                          $  469,802   $   471,686   $  (426,796)  $  514,692
                                                          ===========  ============  ============  ===========

     Liabilities and Shareholders' Equity (Deficit)
Current liabilities                                       $  217,868   $    89,383   $   (51,993)  $  255,258
Deferred income taxes                                         (2,243)        6,467             -        4,224
Long-term debt                                               238,121             -             -      238,121
Other long-term liabilities                                    8,724         1,033             -        9,757
                                                          -----------  ------------  ------------  -----------
    Total liabilities                                        462,470        96,883       (51,993)     507,360
                                                          -----------  ------------  ------------  -----------

Shareholders' equity (deficit):
   Preferred stock                                                 -             -             -            -
   Common stock                                                  203             3            (3)         203
   Capital in excess of par value                            194,897       327,821      (327,821)     194,897
   Retained earnings                                          88,178        47,156       (47,156)      88,178
   Accumulated other comprehensive (loss) income                (226)         (177)          177         (226)
   Treasury stock                                           (275,720)            -             -     (275,720)
                                                          -----------  ------------  ------------  -----------
    Total shareholders' equity (deficit)                       7,332       374,803      (374,803)       7,332
                                                          -----------  ------------  ------------  -----------
    Total liabilities and shareholders' equity (deficit)  $  469,802   $   471,686   $  (426,796)  $  514,692
                                                          ===========  ============  ============  ===========

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


 Condensed Consolidating Balance Sheets at June 30, 2006

                                                                         Guarantor
(Dollar amounts in thousands)                               Parent     Subsidiaries  Eliminations     Total
                                                          -----------  ------------  ------------  -----------
                                     Assets
Current assets                                            $   37,724       115,844   $   (21,545)  $  132,023
Fixed assets, net                                             22,403        15,255             -       37,658
Goodwill                                                           -       212,187             -      212,187
Intangible assets, net                                           675        37,123             -       37,798
Other long-term assets                                        10,334        13,028             -       23,362
Investment in subsidiaries                                   308,919             -      (308,919)           -
                                                          -----------  ------------  ------------  -----------
    Total assets                                          $  380,055   $   393,437   $  (330,464)  $  443,028
                                                          ===========  ============  ============  ===========

     Liabilities and Shareholders' (Deficit) Equity
Current liabilities                                       $  149,958   $    75,891   $   (21,545)  $  204,304
Deferred income taxes                                           (318)        7,238             -        6,920
Long-term debt                                               237,984             -             -      237,984
Other long-term liabilities                                    8,600         1,389             -        9,989
                                                          -----------  ------------  ------------  -----------
    Total liabilities                                        396,224        84,518       (21,545)     459,197
                                                          -----------  ------------  ------------  -----------

Shareholders' (deficit) equity:
   Common stock                                                  202             9            (9)         202
   Capital in excess of par value                            187,991       278,751      (278,751)     187,991
   Retained earnings                                          68,382        29,890       (29,890)      68,382
   Accumulated other comprehensive income                        214           269          (269)         214
   Treasury stock                                           (272,958)            -             -     (272,958)
                                                          -----------  ------------  ------------  -----------
    Total shareholders' (deficit) equity                     (16,169)      308,919      (308,919)     (16,169)
                                                          -----------  ------------  ------------  -----------
    Total liabilities and shareholders' (deficit) equity  $  380,055   $   393,437   $  (330,464)  $  443,028
                                                          ===========  ============  ============  ===========

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

 Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2007

                                                                        Guarantor
(Dollar amounts in thousands)                               Parent     Subsidiaries  Eliminations     Total
                                                          -----------  ------------  ------------  -----------
Revenues                                                  $  107,461   $    93,731   $    (6,787)  $  194,405
Expenses:
   Marketing                                                  62,013        44,753        (6,783)      99,983
   Operating                                                  17,086        25,648            (4)      42,730
   General and administrative                                 23,932        12,316             -       36,248
   Amortization of intangible assets                               -         2,316             -        2,316
                                                          -----------  ------------  ------------  -----------
Operating income                                               4,430         8,698             -       13,128
Equity in income of subsidiaries                               5,977             -        (5,977)           -
Interest (expense) income, net                                (4,864)        1,592             -       (3,272)
Other income, net                                                 29           146             -          175
                                                          -----------  ------------  ------------  -----------
Income before income taxes                                     5,572        10,436        (5,977)      10,031
Provision for income taxes                                     1,147         4,459             -        5,606
                                                          -----------  ------------  ------------  -----------
Net income                                                $    4,425   $     5,977   $    (5,977)  $    4,425
                                                          ===========  ============  ============  ===========


Condensed Consolidating Statements of Operations For the Three Months Ended March 31, 2006

                                                                        Guarantor
(Dollar amounts in thousands)                               Parent     Subsidiaries  Eliminations     Total
                                                          -----------  ------------  ------------  -----------
Revenues                                                  $   96,123   $    73,814   $    (6,096)  $  163,841
Expenses:
   Marketing                                                  56,496        31,155        (6,025)      81,626
   Operating                                                  16,658        21,451           (71)      38,038
   General and administrative                                 20,320        11,017             -       31,337
   Amortization of intangible assets                               9         1,869             -        1,878
                                                          -----------  ------------  ------------  -----------
Operating income                                               2,640         8,322             -       10,962
Equity in income of subsidiaries                               5,152             -        (5,152)           -
Interest (expense) income, net                                (4,618)          474             -       (4,144)
Other (expense) income, net                                      (17)           34             -           17
                                                          -----------  ------------  ------------  -----------
Income before income taxes                                     3,157         8,830        (5,152)       6,835
Provision for income taxes                                      (984)        3,678             -        2,694
                                                          -----------  ------------  ------------  -----------
Net income                                                $    4,141   $     5,152   $    (5,152)       4,141
                                                          ===========  ============  ============  ===========

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

 Condensed Consolidating Statements of Operations for the Nine Months Ended March 31, 2007


                                                                        Guarantor
(Dollar amounts in thousands)                               Parent     Subsidiaries  Eliminations     Total
                                                          -----------  ------------  ------------  -----------

Revenues                                                  $  308,125   $   258,307   $   (16,122)  $  550,310
Expenses:
   Marketing                                                 170,810       118,604       (16,110)     273,304
   Operating                                                  53,120        72,450           (12)     125,558
   General and administrative                                 62,567        37,359             -       99,926
   Amortization of intangible assets                              13         6,463             -        6,476
                                                          -----------  ------------  ------------  -----------
Operating income                                              21,615        23,431             -       45,046
Equity in income of subsidiaries                              17,266             -       (17,266)           -
Interest expense, net                                        (14,920)        4,335             -      (10,585)
Other (expense) income, net                                      (5)           675             -          670
                                                          -----------  ------------  ------------  -----------
Income before income taxes                                    23,956        28,441       (17,266)      35,131
Provision for income taxes                                     4,160        11,175             -       15,335
                                                          -----------  ------------  ------------  -----------
Net income                                                $   19,796   $    17,266   $   (17,266)  $   19,796
                                                          ===========  ============  ============  ===========

 Condensed Consolidating Statements of Operations for the Nine Months Ended March 31, 2006


                                                                        Guarantor
(Dollar amounts in thousands)                               Parent     Subsidiaries  Eliminations     Total
                                                          -----------  ------------  ------------  -----------
Revenues                                                  $  289,896   $   207,413   $   (15,810)  $  481,499
Expenses:
   Marketing                                                 160,277        86,621       (15,103)     231,795
   Operating                                                  50,713        58,373          (707)     108,379
   General and administrative                                 54,603        34,715             -       89,318
   Amortization of intangible assets                              94         6,417             -        6,511
                                                          -----------  ------------  ------------  -----------
Operating income                                              24,209        21,287             -       45,496
Equity in income of subsidiaries                              13,699             -       (13,699)           -
Interest (expense) income, net                               (14,121)        1,136             -      (12,985)
Other expense, net                                                (7)         (140)            -         (147)
                                                          -----------  ------------  ------------  -----------
Income before income taxes                                    23,780        22,283       (13,699)      32,364
Provision for income taxes                                     3,334         8,584             -       11,918
                                                          -----------  ------------  ------------  -----------
Net income                                                $   20,446   $    13,699   $   (13,699)  $   20,446
                                                          ===========  ============  ============  ===========

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended March 31, 2007

                                                                          Guarantor
(Dollar amounts in thousands)                                  Parent   Subsidiaries Eliminations    Total
                                                             ---------- ------------ ------------- ----------
Net cash provided by (used in) operating activities          $  27,114  $    23,658  $    (17,266) $  33,505

Investing activities
  Acquisition of fixed assets                                   (4,732)      (3,511)            -     (8,243)
  Purchases of short-term investments                          (52,315)         (18)            -    (52,333)
  Proceeds from maturities of short-term investments            67,536            -             -     67,536
  Acquisitions of businesses, net of cash acquired, and other   (4,106)     (10,072)            -    (14,178)
  Investment in subsidiaries                                   (17,266)           -        17,266          -
                                                             ---------- ------------ ------------- ----------
Net cash (used in) provided by investing activities            (10,883)     (13,601)       17,266     (7,218)
                                                             ---------- ------------ ------------- ----------

Financing activities
  Net proceeds from issuance of stock                            2,702            -             -      2,702
  Excess tax benefit from stock-based compensation                 744            -             -        744
  Treasury stock purchases                                      (2,762)           -             -     (2,762)
  Debt issuance costs                                              (64)           -             -        (64)
  Payments of long-term obligations                               (276)        (147)            -       (423)
                                                             ---------- ------------ ------------- ----------
Net cash provided by (used) in financing activities                344         (147)            -        197
                                                             ---------- ------------ ------------- ----------
Effect of exchange rate changes on cash and cash equivalents         -         (498)            -       (498)
                                                             ---------- ------------ ------------- ----------
Net increase in cash and cash equivalents                       16,574        9,412             -     25,986
Cash and cash equivalents at beginning of period                 6,908       29,382             -     36,290
                                                             ---------- ------------ ------------- ----------
Cash and cash equivalents at end of period                   $  23,482  $    38,794  $          -  $  62,276
                                                             ========== ============ ============= ==========

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

 Condensed Consolidating Statements of Cash Flows for the Nine Months Ended March 31, 2006

                                                                            Guarantor
(Dollar amounts in thousands)                                  Parent     Subsidiaries  Eliminations     Total
                                                             -----------  ------------  ------------  ------------
Net cash provided by (used in) operating activities          $   58,302   $    (7,040)  $   (13,699)  $    37,563

Investing activities
  Acquisition of fixed assets                                   (10,046)       (4,666)            -       (14,712)
  Purchases of short-term investments                          (121,875)            -             -      (121,875)
  Proceeds from maturities of short-term investments            105,764           619             -       106,383
  Acquisitions of businesses, net of cash acquired, and other   (14,867)         (225)            -       (15,092)
  Investment in subsidiaries                                    (13,699)            -        13,699             -
                                                             -----------  ------------  ------------  ------------
Net cash used in investing activities                           (54,723)       (4,272)       13,699       (45,296)
                                                             -----------  ------------  ------------  ------------

Financing activities
  Net proceeds from issuance of stock                             7,400             -             -         7,400
  Excess tax benefit from stock-based compensation                1,457             -             -         1,457
  Treasury stock purchases                                      (10,663)            -             -       (10,663)
  Debt issuance costs                                              (125)            -             -          (125)
  Payments of long-term obligations                                (293)         (226)            -          (519)
                                                             -----------  ------------  ------------  ------------
Net cash used in financing activities                            (2,224)         (226)            -        (2,450)
                                                             -----------  ------------  ------------  ------------
Effect of exchange rate changes on cash and cash equivalents          -           531             -           531
                                                             -----------  ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents              1,355       (11,007)            -        (9,652)
Cash and cash equivalents at beginning of period                 24,366        39,990             -        64,356
                                                             -----------  ------------  ------------  ------------
Cash and cash equivalents at end of period                   $   25,721        28,983   $         -   $    54,704
                                                             ===========  ============  ============  ============

                              VERTRUE INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 14- NEW ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial instruments at fair value. The fair value option permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected would be recognized in earnings at each subsequent reporting date. Generally, the fair value option may be applied instrument by instrument and is irrevocable unless a new election date occurs. SFAS 159 will become effective for us beginning in fiscal 2009, with earlier adoption permitted as of the beginning of fiscal 2008, provided that we elect to apply the provisions of SFAS 157. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end (with limited exceptions). Under SFAS 158, we are required to recognize the funded status of our defined benefit postretirement plan and to provide the required disclosures as of the end of fiscal 2007. We do not expect the adoption of SFAS 158 to have a material effect on our consolidated financial statements.

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

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in tax positions and requires an entity to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning in our first quarter of fiscal year 2008. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

                              VERTRUE INCORPORATED
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

Vertrue Incorporated is a premier internet direct marketing services company. We operate a diverse group of marketing businesses that share a unified mission: to provide every consumer with access to savings and services that improve their daily lives. Our members and customers have access to direct-to-consumer savings across our five vertical markets of healthcare, personal property, security/insurance, discounts, and personals, which are all offered online through a set of diverse marketing channels. Throughout this report, we refer to Vertrue Incorporated and its subsidiaries as the "Company", "we", "us", or "our". We have three reportable business segments: Marketing Services, Personals, and Management Services.

The Marketing Services business segment primarily provides discounted products and services to consumers and generates recurring, membership-based revenue. The Marketing Services segment offers consumers a variety of products and services from selected vendors and service providers on a monthly or annual subscription basis or on a fee for service basis. Revenues are derived principally from recurring fees which are billed to the member on either a monthly or annual basis. In the case of annually billed membership fees, we receive full payment at or near the beginning of the membership period, but recognize the revenues as the member's refund privilege expires. Membership fees that are billed monthly are recognized when earned. Revenues derived from one-time fees are recognized when the service is performed. During the third quarter of fiscal 2007, we acquired Neverblue Media Inc., ("Neverblue") a private Canadian online affiliate marketing company. The net assets and results of operations of Neverblue have been included in our Marketing Services segment as of the date of the acquisition.

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

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

DISCUSSION OF RESULTS OF OPERATIONS

                                        Three months ended              Nine months ended
                                             March 31,                       March 31,
                                        ------------------  Increase/   ------------------  Increase/
(Dollar amounts in millions)              2007      2006   (Decrease)     2007      2006   (Decrease)
                                        --------  -------- ----------   --------  -------- ----------
Revenues                                $ 194.4   $ 163.8      19%      $ 550.3   $ 481.5      14%

Marketing expenses                        100.0      81.6      23%        273.3     231.8      18%
Operating expenses                         42.8      38.0      13%        125.6     108.4      16%
General and administrative expenses        36.2      31.3      16%         99.9      89.3      12%
Amortization of intangible assets           2.3       1.9      21%          6.5       6.5       0%
                                        --------  -------- ----------   --------  -------- ----------
Operating income                           13.1      11.0      19%         45.0      45.5      (1%)
Interest income                             1.8       0.9     100%          4.8       2.3     109%
Interest expense                           (5.1)     (5.1)      0%        (15.4)    (15.3)     (1%)
Other income (expense), net                 0.2         -       0%          0.7      (0.2)    450%
                                        --------  -------- ----------   --------  -------- ----------

Income before income taxes                 10.0       6.8      47%         35.1      32.3       9%
Provision for income taxes                  5.6       2.7     107%         15.3      11.9      29%
                                        --------  -------- ----------   --------  -------- ----------

Net income                              $   4.4   $   4.1       7%      $  19.8   $  20.4      (3%)
                                        ========  ======== ==========   ========  ======== ==========

EBITDA                                  $  19.4   $  17.4      11%      $  63.5   $  64.4      (1%)
                                        ========  ======== ==========   ========  ======== ==========

                                        Three months ended               Nine months ended
                                              March 31,                       March 31,
                                        ------------------              ------------------
Percentage of revenues:                   2007      2006                  2007      2006
                                        --------  --------              --------  --------
   Marketing expenses                        51%       50%                   50%       48%
   Operating expenses                        22%       23%                   23%       23%
   General and administrative expenses       19%       19%                   18%       19%
   Operating income                           7%        7%                    8%        9%
   EBITDA                                    10%       11%                   12%       13%

Effective tax rate                         55.9%     39.4%                 43.7%     36.8%

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

Revenues
The table below shows revenue by payment plan and by reportable segment:

                                        Three months ended              Nine months ended
                                             March 31,                       March 31,
                                        ------------------  Increase/   ------------------  Increase/
(Dollar amounts in millions)              2007      2006   (Decrease)     2007      2006   (Decrease)
                                        --------  -------- ----------   --------  -------- ----------
Monthly payment plans                   $ 118.4   $  89.0      33%      $ 328.9   $ 258.7      27%
Annual payment plans                       22.4      34.4     (35%)        77.5     113.1     (31%)
Other                                      14.9       9.1      64%         33.4      27.0      24%
                                        --------  -------- ----------   --------  -------- ----------
    Total Marketing Services              155.7     132.5      18%        439.8     398.8      10%
Personals                                  23.5      18.3      28%         70.0      55.6      26%
Management Services                        16.3      13.0      25%         42.3      27.3      55%
Intersegment revenues                      (1.1)        -      NM          (1.8)     (0.2)    800%
                                        --------  -------- ----------   --------  -------- ----------
     Total                              $ 194.4   $ 163.8      19%      $ 550.3   $ 481.5      14%
                                        ========  ======== ==========   ========  ======== ==========
NM = Not Meaningful

For the Three Months Ended March 31, 2007 and 2006
Revenues increased $30.6 million in the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006. The organic growth in consolidated revenues from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 was 13%. Net active retail members and customers increased 6% to 6.9 million at March 31, 2007 from 6.5 million at March 31, 2006.

Marketing Services revenues increased $23.2 million primarily due to a $29.4 million increase in revenues from members enrolled in monthly payment plans and a $5.8 million increase in other revenue primarily due to the acquisition of Neverblue during the third quarter of fiscal 2007, partially offset by a $12.0 million decrease in revenue from members enrolled in annual payment plans. Revenues from monthly payment plans increased primarily due to higher average monthly members billed, which grew 16% to 3.2 million and higher average monthly member price point, which grew 15% to $12.63 for the third quarter of fiscal 2007 compared with the prior year quarter.(1) Revenues from members enrolled in annual payment plans continue to decrease due to the attrition of the annual renewal base and the continued shift to enrolling new members in monthly payment programs.

Personals revenues increased $5.2 million, or 28%, primarily due to the acquisition of Mobile Lifestyles during the first quarter of fiscal 2007. Of the 28% increase in Personals revenues, 24% was due to this acquisition and the remaining 4% was due to the growing mobile dating business, which was partially offset by a decrease in revenues from our web-based business.

Management Services revenues increased $3.3 million and resulted from an increase in the number of procedures completed, as well as an increase in the mix of higher priced procedures. These increases were due to the increase in financed transactions.

For the Nine Months Ended March 31, 2007 and 2006
Revenues increased $68.8 million in the first nine months of fiscal 2007 compared with the prior year period. The organic growth in consolidated revenues from the first nine months of fiscal 2006 to the first nine months of fiscal 2007 was 11%.

Marketing Services revenues increased $41.0 million primarily due to a $70.2 million increase in revenues from members enrolled in monthly payment plans and a $6.4 million increase in other revenues primarily due to the acquisition of Neverblue during the third quarter of fiscal 2007, partially offset by $35.6 million decrease in revenue from members enrolled in annual payment plans. Revenues from monthly payment plans increased primarily due to higher average monthly members billed, which grew 14% to 9.2 million and higher average monthly member price point, which grew 11% to $12.10 for the first nine months of fiscal 2007. Revenues from members enrolled in annual payment plans continue to decrease due to the attrition of the annual renewal base and the continued shift to enrolling new members in monthly payment programs.


________________________
* During the first quarter of fiscal 2007, we changed the methodologies for calculating average monthly member price point and average monthly members billed. Prior periods have been restated to conform to this presentation.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

Personals revenues increased $14.4 million, or 26%, primarily due to the acquisition of Mobile Lifestyles during the first quarter of fiscal 2007. Of the 26% increase in Personals revenues, 23% was due to this acquisition and the remaining 3% was due to the growing mobile dating business, which was partially offset by a decrease in revenues from our web-based and interactive voice response, or IVR, businesses.

Management Services revenues increased $15.0 million and resulted from an increase in the number of procedures completed and an increase in the mix of higher priced procedures. These increases were due to the increase in financed transactions.

Operating Income and EBITDA
The table below shows operating income and EBITDA by reportable segment and our corporate unit that includes unallocated general corporate expenses for the third quarter of fiscal 2007 and 2006:

                                               Operating Income                    EBITDA
                                        -----------------------------   -----------------------------
                                        Three months ended              Three months ended
                                             March 31,                       March 31,
                                                            Increase/                       Increase/
(Dollar amounts in millions)              2007      2006   (Decrease)     2007      2006   (Decrease)
                                        --------  -------- ----------   --------  -------- ----------
Marketing Services                      $  24.5   $  16.5      48%      $  27.5   $  19.4      42%
Personals                                   1.9       0.8     138%          4.4       3.7      19%
Management Services                        (1.2)      1.7    (171%)        (0.5)      2.1    (124%)
Corporate                                 (12.1)     (8.0)    (51%)       (12.0)     (7.8)    (54%)
                                        --------  -------- ----------   --------  -------- ----------
Total Operating Income                  $  13.1   $  11.0      19%      $  19.4      17.4      11%
                                        ========  ======== ==========   =========  ======= ==========

For the Three Months Ended March 31, 2007 and 2006
Operating income increased $2.1 million and, as a percentage of revenues, remained unchanged at 7% during the third quarter of fiscal 2007. EBITDA increased $2.0 million in the third quarter of fiscal 2007 from the prior year quarter and, as a percentage of revenues, EBITDA was 10% this year versus 11% in the prior year quarter. Operating income and EBITDA for the third quarter of fiscal 2007 included $5.0 million of expenses incurred related to the proposed merger, offset by a $1.3 million benefit related to a commercial litigation settlement.

Marketing Services operating income increased $8.0 million and, as a percentage of Marketing Services revenues, increased to 16% from 12% in the prior year quarter. Marketing Services EBITDA increased $8.1 million and, as a percentage of Marketing Services revenues, increased to 18% from 15% in the prior year quarter. These increases were primarily due to a decrease in operating and general and administrative expenses as a percentage of revenues. Operating expenses increased 2% to $26.7 million and as a percentage of Marketing Services revenues were 17% in the current year compared to 20% in the prior year quarter. Operating expenses decreased as a percentage of revenues due to effective cost control measures over our member benefits and member call center expenses. General and administrative expenses decreased 2% to $18.6 million and as a percentage of Marketing Services revenues were 12% in the current year and 14% in the prior year quarter. General and administrative expenses for the third quarter of fiscal 2007 decreased as a percentage of revenues due to the leveraging of the increased revenue in the third quarter of fiscal 2007. These improvements were offset by higher marketing expenses, which grew $14.8 million and as a percentage of revenues were 55% for the third quarter of fiscal 2007 compared to 53% in the prior year quarter. Marketing expenses as a percentage of Marketing Services revenues increased due to an increase in the level of marketing and an increase in the monthly acquisition costs per new billed member. The monthly acquisition cost per new billed member increased 10% to $45.51 from $41.39 in the prior year quarter. Monthly member acquisition costs represent the cost to acquire a new monthly member who has successfully billed and is not expected to cancel during the reported period. We expect the increase in the monthly acquisition cost per new billed member to be more than recovered by the monthly new member price point which increased $4.03, or 26%, to $19.63 per month during the third quarter of fiscal 2007. In addition, we continue to expect the increase in marketing expenses this period to translate into expected revenue growth during the remainder of fiscal 2007.

Personals operating income increased $1.1 million and, as a percentage of Personals revenues, increased to 8% from 4% in the prior year quarter. Personals EBITDA increased $0.7 million and, as a percentage of Personals revenues, decreased to 19% from 20% in the prior year quarter. The increases in operating income and EBITDA were primarily due to the marketing margin contributed by the Mobile Lifestyle acquisition and lower operating expenses, which as a percentage of Personals revenues, decreased to 17% this quarter from 25% last year. The decrease in operating expenses as a percentage of revenues was primarily due to tight expense control. Operating margin increased from the prior year quarter while EBITDA margin decreased due to a significant decrease in depreciation expense as a result of the disposal of IVR platforms which benefited the operating margin. Additionally, during the third quarter of fiscal 2006, general and administrative expenses reflected a one time $1.6 million benefit realized on the recovery of certain expenses related to litigation settled during that quarter.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


Management Services operating income decreased $2.9 million, and as a percentage of Management Services revenue, decreased to (7%) from 13% in the prior year quarter. Management Services EBITDA decreased $2.6 million and as a percentage of Management Services revenue, decreased to (3%) from 16% in the prior year quarter. These decreases are primarily due to higher operating expenses, which increased $4.9 million and as a percentage of Management Services revenues, increased to 74% from 55% in the prior year quarter. Operating expenses increased due to an increase in loan and doctor costs associated with the increased number of financed procedures completed. Financed transactions have higher operating expenses due to an allowance for uncollectible notes receivable. However, the increase in financed procedures completed also resulted in an increase in interest income discussed below.

Corporate operating loss increased $4.1 million and EBITDA decreased $4.2 million primarily due to $5.0 million of expenses incurred related to the proposed merger (see Note 3).

For the Nine Months Ended March 31, 2007 and 2006
The table below shows operating income and EBITDA by reportable segment and our corporate unit that includes unallocated general corporate expenses for the first nine months of fiscal 2007 and 2006:

                                               Operating Income                     EBITDA
                                        -----------------------------   -----------------------------
                                        Nine months ended               Nine months ended
                                             March 31,                        March 31,
                                        ------------------  Increase/    -----------------  Increase/
(Dollar amounts in millions)              2007      2006   (Decrease)     2007      2006   (Decrease)
                                        --------  -------- ----------   --------- -------- ----------
Marketing Services                      $  69.8   $  64.1       9%      $  78.4   $  73.3       7%
Personals                                   2.7       0.3     800%         10.1       7.9      28%
Management Services                         0.7       2.2     (68%)         2.7       3.4     (21%)
Corporate                                 (28.2)    (21.1)    (34%)       (27.7)    (20.2)    (37%)
                                        --------  -------- ----------   --------- -------- ----------
  Total Operating Income                $  45.0   $  45.5      (1%)     $  63.5   $  64.4      (1%)
                                        ========  ======== ==========   ========= ======== ==========

Operating income decreased $0.5 million and as a percentage of revenues, was 8% during the first nine months of fiscal 2007 compared to 9% in the prior year period. EBITDA decreased $0.9 million in the first nine months of fiscal 2007 from the prior year period and, as a percentage of revenues, EBITDA was 12% this year versus 13% last year. Operating income and EBITDA for the first nine months of fiscal 2007 included $5.3 million of expenses incurred related to the proposed merger, offset by a $1.3 million benefit related to the commercial litigation settlement.

Marketing Services operating income increased $5.7 million and, as a percentage of Marketing Services revenues, remained at 16% when compared to the prior year period. Marketing Services EBITDA increased $5.1 million and, as a percentage of Marketing Services revenues, remained at 18% when compared to the prior year period. The increases in operating income and EBITDA were primarily due to the increased revenues discussed above, partially offset by higher marketing expenses, which grew $28.7 million and as a percentage of Marketing Services revenues were 52% this year compared to 51% last year, and were in line with our expected revenue growth. Marketing expenses as a percentage of revenues increased due to an increase in the level of marketing and an increase in the monthly acquisition costs per new billed member. The monthly acquisition cost per new billed member increased 18% to $44.77 from $38.09 in the prior year period. We expect the increase in the monthly acquisition cost per new billed member to be more than recovered by the monthly new member price point which increased $2.81 to $18.09 per month during the first nine months of fiscal 2007. In addition, we expect the increase in marketing expenses this period to translate into expected revenue growth during the remainder of fiscal 2007. Offsetting the increase in marketing expenses as a percentage of revenues were operating and general and administrative expenses, which decreased as a percentage of revenues.

Personals operating income increased $2.4 million and, as a percentage of Personals revenues, increased to 4% from 1% in the prior year period. Personals EBITDA increased $2.2 million and as percentage of revenues remained unchanged at 14% when compared to the prior year period. The increases in operating income and EBITDA were primarily due to the marketing margin contributed by the Mobile Lifestyle acquisition, as well as lower operating expenses and general and administrative expenses as a percentage of revenues. Operating expenses, as a percentage of Personals revenues, decreased to 18% for the first nine months of fiscal 2007 from 26% last prior year period and general and administrative expenses, as a percentage of revenues, decreased to 21% for the first nine months of fiscal 2007 from 25% last prior year period. The decreases in operating and general and administrative expenses were primarily due to tight expense control and cost savings realized from our transition to voice over internet protocol platform, or VoIP. During the first nine months of fiscal 2006, general and administrative expenses reflected a one time $1.6 million benefit realized on the recovery of certain expenses related to litigation settled during that period.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


Management Services operating income decreased $1.5 million, and as a percentage of Management Services revenue, decreased to 2% from 8% in the prior year period. Management Services EBITDA decreased $0.7 million and as a percentage of Management Services revenue, decreased to 6% from 12% in the prior year period. These decreases were primarily due to increases in operating expenses, which increased $13.9 million and, as a percentage of revenues, increased to 68% from 55% in the prior year period. The increase in operating expenses as a percentage of revenues was due to an increase in loan and doctor costs associated with the increased number of financed procedures completed. Financed transactions have higher operating expenses due to an allowance for uncollectible notes receivable. However, the increase in financed procedures completed also resulted in an increase in interest income, as discussed below.

Corporate operating loss increased $7.1 million and EBITDA decreased $7.5 million primarily due to $5.3 million of expenses incurred related to the proposed merger (see Note 3) and higher legal and employee related expenses.

Interest Income
Interest income increased $0.9 million and $2.5 million for the third quarter and first nine months of fiscal 2007, respectively, as compared to the prior year periods primarily due to the increase in financed transactions for the Management Services segment.

Provision for Income Taxes
The provision for income taxes increased $2.9 million, or 107%, in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 because of non-deductible transaction costs related to the proposed merger, also higher income before income taxes which resulted in an effective tax rate of 55.9% versus 39.4% in the third quarter of fiscal 2006. The increase in the effective tax rate for the quarter is primarily due to non-deductible transaction costs related to the proposed merger, also a decrease in non-taxable municipal interest income, an increase in state taxes and a decrease in the favorable impact of foreign operations. The provision for income taxes increased $3.4 million, or 28.7%, in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 because of non-deductible transaction costs related to the proposed merger, also a decrease in non-taxable municipal interest income, an increase in state taxes and a decrease in the favorable impact of foreign operations, which gave rise to an effective tax rate of 43.7% in the first nine months of fiscal 2007 versus 36.8% in the first nine months of fiscal 2006.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had cash, cash equivalents, and short-term investments of $78.9 million in addition to our unused $50.0 million line of credit under our senior secured credit facility. We believe that existing cash, short-term investment balances, and funds available under our senior secured credit facility together with cash generated from operations will be sufficient to meet our funding requirements for the foreseeable future.

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

Net cash flow provided by operating activities is an important measure used to understand our liquidity. Net cash provided by operating activities decreased to $33.5 million in the nine months ended March 31, 2007 from $37.6 million in the nine months ended March 31, 2006. The $4.1 million decrease in operating cash flow was primarily due to a $4.1 million decrease in Adjusted EBITDA.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

                                        Nine months ended
                                             March 31,
                                        ------------------   Increase/
(Dollar amounts in millions)              2007      2006    (Decrease)
                                        --------  --------  ----------
Marketing Services                      $  70.9   $  69.2        2%
Personals                                   9.5       7.9       20%
Management Services                         4.0       3.9        3%
Corporate                                 (27.7)    (20.2)     (37%)
                                        --------  --------  ----------
  Total Adjusted EBITDA                 $  56.7   $  60.8       (7%)
                                        ========  ========  ==========

Marketing Services Adjusted EBITDA increased $1.7 million and as a percentage of revenue before deferral, decreased to 17% from 18% in the prior year period. The decrease as a percentage of revenue before deferral is primarily due to an increase in the level of marketing and an increase in the monthly acquisition costs per new billed member, as discussed above.

Personals Adjusted EBITDA increased $1.6 million and as a percentage of revenue before deferral, remained unchanged at 14% compared with the prior year period. The increase was primarily due to the marketing margin contributed by the acquisition of Mobile Lifestyles, as well as lower operating expenses.

Management Services Adjusted EBITDA increased $0.1 million and as a percentage of revenue before deferral, decreased to 9% from 14% in the prior year period primarily due to increases in operating expenses. The increase in operating expenses was due to an increase in loan and doctor costs associated with the increased number of financed procedures completed. Financed transactions have higher operating expenses due to an allowance for uncollectible notes receivable.

Corporate Adjusted EBITDA decreased $7.5 million primarily due to $5.3 million of expenses incurred related to the proposed merger (see Note 3) and higher legal and employee related expenses.

In the first nine months of fiscal 2007, cash used from changes in assets and liabilities was $1.4 million compared to $0.1 million in the prior year period. The increase in the cash used from changes in assets and liabilities was primarily due to the increased notes receivable and timing of accrued liabilities partially offset by the timing of prepaid expenses and the release of restricted cash. The increase in notes receivable is related to the increase in procedures completed that are being financed in the Management Services segment.

In the first nine months of fiscal 2007, capital expenditures decreased to $8.2 million from $14.7 million in the prior year period. Free cash flow, defined as operating cash flow less capital expenditures, increased to $25.3 million in the first nine months of fiscal 2007 compared with $22.9 million in the prior year period. The increase in free cash flow was primarily due to the $6.5 million decrease in capital expenditures in the first nine months of fiscal 2007 partially offset by an increase in cash used from changes in assets and liabilities, as discussed above.

In the first nine months of fiscal 2007, net cash used in investing activities decreased $38.1 million from the prior year period. Net cash provided by investing activities in the first nine months of fiscal 2007 reflected $15.2 million of net proceeds from maturities of short-term investments partially offset by $14.2 million used in connection with our recent acquisitions and other investing activities. Net cash used in investing activities in the first nine months of fiscal 2006 reflected $15.5 million net purchases of short-term investments and $15.1 million used in connection with business acquisitions and other investing activities.

In the first nine months of fiscal 2007, net cash provided by financing activities increased $2.6 million from the prior year period. Net cash provided by financing activities in the first nine months fiscal 2007 reflected $2.7 million of proceeds from the exercise of stock options and $0.7 million of excess tax benefit from stock-based compensation, which was partially offset by the use of $2.8 million to repurchase our common stock. Net cash used in financing activities in the first nine months of fiscal 2006 reflected the use of $10.7 million to repurchase our common stock, which was partially offset by proceeds from the exercise of stock options of $7.4 million and $1.5 million of excess tax benefits from stock-based compensation.

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

Credit Facility
We have an amended and restated senior secured credit facility dated as of March 17, 2006, which allows borrowings of up to $50.0 million. Borrowings under this senior secured credit facility accrue interest at the Eurodollar rate or the Prime rate, plus an applicable margin. As of March 31, 2007, the base interest rate for borrowings under this credit facility was 8.5%. There were no borrowings outstanding under this credit facility as of March 31, 2007. The senior secured credit facility has certain financial covenants, including a maximum debt coverage ratio, potential restrictions on borrowings, and potential restrictions on additional stock repurchases. As of March 31, 2007, we were in compliance with all such debt covenants. The senior secured credit facility matures on March 31, 2009.

Stock Repurchase Program
In the first nine months of fiscal 2007, we purchased 66,000 shares of our common stock for $2.8 million at an average price of $41.82 per share, compared to 275,500 shares for $10.7 million at an average price of $38.70 per share in the prior year period. We used existing cash and cash equivalents from operations and stock issuances to repurchase these shares. In July 2006, our Board of Directors authorized the additional repurchase of up to a 1.0 million shares of our common stock. As of March 31, 2007, we had approximately 1.3 million shares available for repurchase under our stock repurchase program.

Other
We expect to incur capital expenditures of $10.8 million in fiscal 2007. Contingent payments related to acquisitions of up to $81.5 million may be paid over the next two fiscal years if certain performance targets, including increasing levels of revenues and earnings, are achieved. In April 2007, we paid $39.8 million in contingent payments related to our My Choice Medical, Inc. acquisition. We utilized existing cash, short-term investment balances, and funds available under our senior secured credit facility to fund this contingent payment.


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

Revenues before deferral are calculated as follows:

                                        Nine months ended
                                             March 31,
                                        ------------------
(Dollar amounts in millions)              2007      2006
                                        --------  --------
Revenues                                $ 550.3   $ 481.5
Change in deferred revenues               (10.8)    (12.6)
                                        --------  --------
Revenues before deferral                $ 539.5   $ 468.9
                                        ========  ========

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

Marketing costs before deferral are calculated as follows:

                                        Nine months ended
                                             March 31,
                                        ------------------
(Dollar amounts in millions)              2007      2006
                                        --------  --------
Marketing expenses                      $ 273.3   $ 231.8
Change in deferred marketing costs         (4.0)     (9.0)
                                        --------  --------
Marketing costs before deferral         $ 269.3   $ 222.8
                                        ========  ========

EBITDA is calculated as net income excluding interest and other expense, taxes, depreciation, and amortization. Adjusted EBITDA is calculated as EBITDA before the deferral of revenues and the deferral of marketing costs.

We use EBITDA and Adjusted EBITDA to evaluate the overall performance of our business and to measure that performance compared with internal budgets. Additionally, we use Adjusted EBITDA as our primary measure to allocate capital and other resources to our operating segments and assess the operating performance of those segments (See Note 12 to the condensed consolidated financial statements in Item 1 of this report). Adjusted EBITDA is also one of the measures used to determine compensation under our management incentive plans.

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

The following table reconciles net cash provided by operating activities to Adjusted EBITDA:

                                                             Nine months ended
                                                                  March 31,
                                                             -----------------
(Dollar amounts in millions)                                  2007      2006
                                                             -------   -------
Net cash provided by operating activities                    $ 33.5    $ 37.6
Changes in assets and liabilities (use of cash)                 1.4       0.1
Interest and other expense, net (to be paid in cash)            9.0      12.3
Taxes                                                          17.0      13.6
Stock compensation expense                                     (3.5)     (3.4)
Other                                                          (0.7)      0.6
                                                             -------   -------
Adjusted EBITDA                                              $ 56.7    $ 60.8
                                                             =======   =======

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

The following tables reconcile net income to EBITDA and Adjusted EBITDA:

                                                Three months ended March 31, 2007
                                     ---------------------------------------------------------
                                                Marketing               Management
(Dollar amounts in millions)          Total     Services    Personals    Services    Corporate
                                     --------  -----------  ---------  ------------  ---------
Net income                           $   4.4
Interest and other expense, net (1)      3.1
Provision for income taxes (1)           5.6
                                     --------
Operating income (expense)           $  13.1   $     24.5   $    1.9   $      (1.2)  $  (12.1)
Depreciation and amortization            6.3          3.0        2.5           0.7        0.1
                                     --------  -----------  ---------  ------------  ---------
EBITDA                               $  19.4   $     27.5   $    4.4   $      (0.5) $   (12.0)
                                     ========  ===========  =========  ============ ==========

                                                Three months ended March 31, 2006
                                     ---------------------------------------------------------
                                                Marketing               Management
                                       Total    Services    Personals    Services    Corporate
                                     --------  -----------  ---------  ------------  ---------
Net income                           $   4.1
Interest and other expense, net (1)      4.2
Provision for income taxes (1)           2.7
                                     --------
Operating income (expense)           $  11.0   $     16.5   $    0.8   $       1.7   $   (8.0)
Depreciation and amortization            6.4          2.9        2.9           0.4        0.2
                                     --------  -----------  ---------  ------------  ---------
EBITDA                               $  17.4   $     19.4   $    3.7   $       2.1   $   (7.8)
                                     ========  ===========  =========  ============ ==========

                                                 Nine months ended March 31, 2007
                                     ---------------------------------------------------------
                                                Marketing               Management
(Dollar amounts in millions)          Total     Services    Personals    Services    Corporate
                                     --------  -----------  ---------  ------------  ---------
Net income                           $  19.8
Interest and other expense, net (1)      9.9
Provision for income taxes (1)          15.3
                                     --------
Operating income (expense)           $  45.0   $     69.8   $    2.7   $       0.7   $  (28.2)
Depreciation and amortization           18.5          8.6        7.4           2.0        0.5
                                     --------  -----------  ---------  ------------  ---------
EBITDA                                  63.5         78.4       10.1           2.7      (27.7)
Change in deferred revenues            (10.8)       (11.7)      (0.4)          1.3          -
Change in deferred marketing costs       4.0          4.2       (0.2)            -          -
                                     --------  -----------  ---------  ------------  ---------
Adjusted EBITDA                      $  56.7   $     70.9   $    9.5   $       4.0   $  (27.7)
                                     ========  ===========  =========  ============  =========

                                                 Nine months ended March 31, 2006
                                     ---------------------------------------------------------
                                                Marketing               Management
                                       Total    Services    Personals    Services    Corporate
                                     --------  -----------  ---------  ------------  ---------
Net income                           $  20.4
Interest and other expense, net (1)     13.2
Provision for income taxes (1)          11.9
                                     --------
Operating income (expense)           $  45.5   $     64.1   $    0.3   $       2.2   $  (21.1)
Depreciation and amortization           18.9          9.2        7.6           1.2        0.9
                                     --------  -----------  ---------  ------------  ---------
EBITDA                                  64.4         73.3        7.9           3.4      (20.2)
Change in deferred revenues            (12.6)       (13.1)         -           0.5          -
Change in deferred marketing costs       9.0          9.0          -             -          -
                                     --------  -----------  ---------  ------------  ---------
Adjusted EBITDA                      $  60.8   $     69.2   $    7.9   $       3.9   $  (20.2)
                                     ========  ===========  =========  ============  =========

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

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)

Free cash flow represents net cash provided by operating activities less capital expenditures. Free cash flow is important because it represents the cash that is available to us to pursue opportunities that enhance shareholder value, such as make acquisitions, reduce debt, repurchase stock, and develop new products. The following table reconciles operating cash flow to free cash flow:

                                                    Nine months ended
                                                        March 31,
                                                ------------------------
(Dollar amounts in millions)                     2007             2006
                                                -------          -------
Net cash provided by operating activities       $ 33.5           $ 37.6
Capital expenditures                              (8.2)           (14.7)
                                                -------          -------
Free cash flow                                  $ 25.3           $ 22.9
                                                =======          =======

COMMITMENTS

Future minimum payments of contractual obligations as of March 31, 2007 are as follows:

                                                             Payments Due by Period
                                       --------------------------------------------------------------
                                                 Less than 1
(Dollar amounts in millions)             Total       year     1 - 3 years  3 - 5 years  After 5 years
                                       --------  -----------  -----------  -----------  -------------
Operating leases                       $  54.0   $     10.0   $     18.5   $     11.1   $       14.4
Capital leases                             0.7          0.6          0.1            -              -
Long-term debt                           240.0            -            -         90.0          150.0
Purchase obligations                       4.2          4.2            -            -              -
Other:
  Contingent payments                     81.5         51.8         29.7            -              -
  Interest payments on long-term debt    123.9         18.8         37.7         32.7           34.7
  Other (1)                                6.3          0.5          0.1          0.4            5.3
                                       --------  -----------  -----------  -----------  -------------
Total payments due                     $ 510.6   $     85.9   $     86.1   $    134.2   $      204.4
                                       ========  ===========  ===========  ===========  =============

(1) Includes pension obligations and other current obligations.

On March 22, 2007, we entered into a definitive agreement and plan of merger (the "Merger Agreement") with Velo Holdings Inc., a Delaware corporation ("Parent"), and Velo Acquisition Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"). Under the terms of the Merger Agreement, Merger Sub will be merged with and into Vertrue with Vertrue continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the "Merger"). Parent is owned and /or backed by the equity commitment of an investor group consisting of One Equity Partners II, L.P., Oak Investment Partners XII, L.P., Rho Ventures V, L.P. and Rho Ventures V, Affiliates, L.L.C. In connection with this proposed Merger, we expect to incur additional transaction costs if our stockholders approve the proposed Merger. If we terminate the Merger Agreement or the Merger Agreement is terminated by Parent under certain conditions, we may be obligated to pay Parent a termination fee of $22.5 million. If the Merger Agreement is terminated due to the failure to obtain stockholder approval, we may be obligated to reimburse up to $4.0 million of Parent's documented reasonable and actual out-of-pocket expenses.

CRITICAL ACCOUNTING POLICIES

There were no material changes in our critical accounting policies during the first nine months of fiscal 2007. For further information on our critical accounting policies, please refer to the discussion contained in the management's discussion and analysis section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 14 to the condensed consolidated financial statements in Item 1 of this report for a description of the effect of recently issued accounting pronouncements.

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

                              VERTRUE INCORPORATED
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (continued)


Forward looking statements are not guarantees of future performance and are based on many assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that may change. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. Factors that could cause these differences include, but are not limited to, those set forth under
Item 1A of this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

                              VERTRUE INCORPORATED


Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

We are exposed to potential loss from exposure to market risks represented principally by changes in interest rates and foreign exchange rates. There were no material changes in our market risk during the first nine months ended of fiscal 2007. For additional information, please refer to Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Changes in internal control over financial reporting
During the third quarter of fiscal 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              VERTRUE INCORPORATED
                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         ----------------

In our opinion, there are no significant legal proceedings to which we or any of our subsidiaries are a party or to, which any of our properties is subject. We are involved in lawsuits and claims generally incidental to our business, including, but not limited to, various suits, including previously disclosed suits, brought against us by individual consumers seeking monetary and/or injunctive relief relating to the marketing of our programs. In addition, from time to time in the regular course of our business, we receive inquiries from various federal and/or state regulatory authorities.

Item 1A. Risk Factors
         ------------

Except as noted below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Failure to complete the proposed merger could negatively affect the stock price and the future business and financial results of our Company.
On March 22, 2007, we entered into a definitive agreement and plan of merger (the "Merger Agreement") with Velo Holdings Inc., a Delaware corporation ("Parent"), and Velo Acquisition Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"). Under the terms of the Merger Agreement, Merger Sub will be merged with and into Vertrue with Vertrue continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (the "Merger"). Parent is owned and/or backed by the equity commitment of an investor group consisting of One Equity Partners II, L.P., Oak Investment Partners XII, L.P., Rho Ventures V, L.P. and Rho Ventures V, Affiliates, L.L.C.

In the event that the Merger Agreement is not adopted by Vertrue's stockholders or if the Merger is not completed for any other reason, Vertrue stockholders will not receive any payment for their shares of Vertrue common stock. Instead, Vertrue will remain a public company, its common stock will continue to be listed and traded on the Nasdaq Global Market and Vertrue stockholders will continue to be subject to the same risks and opportunities as they currently are with respect to their ownership of Vertrue common stock. If the Merger is not completed, there can be no assurance as to the effect of these risks and opportunities on the future value of Vertrue common stock, including the risk that the market price of Vertrue common stock may decline to the extent that the current market price of our stock reflects a market assumption that the merger will be completed. From time to time, our board of directors will evaluate and review the business operations, properties, dividend policy and capitalization of Vertrue and, among other things, make such changes as are deemed appropriate and continue to seek to identify strategic alternatives to maximize stockholder value. If the Merger Agreement is not adopted by Vertrue's stockholders or if the Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to Vertrue will be offered or that the business, prospects or results of operations of Vertrue will not be adversely impacted.

If we terminate the Merger Agreement or the Merger Agreement is terminated by Parent under certain conditions, we may be obligated to pay Parent a termination fee of $22.5 million. If the Merger Agreement is terminated due to the failure to obtain stockholder approval, we may be obligated to reimburse up to $4.0 million of Parent's documented reasonable and actual out-of-pocket expenses.

In addition to the factors described above, other risks associated with this proposed merger include:

o the outcome of any legal proceedings that have been or may be instituted against us and others relating to the Merger;

o the inability to complete the Merger due to regulatory approval or the failure to satisfy other conditions to consummate the Merger;

o the failure to obtain the necessary debt financing arrangements set forth in commitment letters received by Parent in connection with the Merger;

o    the failure of the Merger to close for any other reason;

o risks that the proposed Merger disrupts our current plans and operations and the potential difficulties in employee retention as a result of the Merger;

o the effect of the announcement of the Merger on our customer relationships, operating results and business generally;

o    the ability to realize the benefits of the Merger;

                              VERTRUE INCORPORATED
                           PART II. OTHER INFORMATION

o the amount of the costs, fees, expenses and charges related to the Merger and the actual terms of certain financings that will be obtained for the Merger;

o the impact of the substantial indebtedness incurred to finance the consummation of the Merger;

o the risk of unforeseen material adverse changes to our business or operations, and

o    management's attention from Vertrue's day-to-day business may be diverted.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

No share repurchases were made during the third quarter of fiscal 2007 by us or on behalf of the Company. In July 2006, our Board of Directors authorized an additional 1,000,000 shares, no expiration date, to be purchased under our stock repurchase program originally authorized during fiscal 1997. There are 261,000 shares remaining authorized under the Board of Directors approval from October 2004.

Item 6.  Exhibits
         --------

    2.1 Agreement and Plan of Merger, dated as of March 22, 2007, by and among Vertrue Incorporated, Velo Holdings Inc. and Velo Acquisition Inc (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on March 22, 20007).
   31.1  Rule 13a-14(a) CEO Certification.
   31.2  Rule 13a-14(a) CFO Certification.
   32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


     Date: May 10, 2007

                                       By: /s/ Gary A. Johnson
                                           -------------------------------------
                                       Gary A. Johnson, President, Chief
                                       Executive Officer and Director


     Date: May 10, 2007                By: /s/ James B. Duffy
                                           -------------------------------------
                                       James B. Duffy, Executive Vice President,
                                       Chief Operating Officer, and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)